Form 10-Q
period 1996-03-31
SPECIALTY PAPERBOARD INC
filed 1996-05-10
CIK 887591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            -----------

                             FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


             For the quarterly period ended March 31, 1996

                                 or


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1943


For the transition period from                      to

                     Commission file number   0-20231

                              -------------

                       	SPECIALTY PAPERBOARD, INC.
         	(Exact name of registrant as specified in its charter)

           Delaware					                              			 82-0429330
(State or other jurisdiction of						               			(I.R.S. Employer
incorporation or organization)								                 Identification No.)


                   Brudies Road, Brattleboro, Vermont, 05302
                    (Address of principal executive offices)

                               	(802) 257-0365
	             (Registrant's telephone number, including area code)


                                       NONE
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        			Yes    X			         No
                                ------             ------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

    Class							                                     Outstanding

    Common Stock	                                   	March 31, 1996
    $.001 par value					 	                           4,033,432

                       SPECIALTY PAPERBOARD, INC.
                                 INDEX
								           PART I.  FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ITEM 1.		Financial Statements								                                                    ------
		Consolidated Balance Sheets							                            3
			March 31, 1996 and December 31, 1995

		Consolidated Statements of Income						 	                     4
			Three Months Ended
			March 31, 1996 and 1995

		Consolidated Statements of Cash Flows							                  5
			Three Months Ended
			March 31, 1996 and 1995

		Notes to Financial Statements							                          6


ITEM 2.		Management's Discussion and Analysis of Financial				 7-8
		       Condition and Results of Operations


EXHIBIT 11		Statement Regarding Computations of Net Earnings			 9
			         Per Share


                          PART II, OTHER INFORMATION



ITEM 6.		Exhibits and Reports on Form 8-K				                		10


SIGNATURES                                            								 11


                        PART I, FINANCIAL INFORMATION
                         ITEM 1, FINANCIAL STATEMENTS

                          SPECIALTY PAPERBOARD, INC.
                         CONSOLIDATED BALANCE SHEETS
                              (In Thousands)
                                 Unaudited


                                            				March 31		   December 31
			                                                 1996		          1995
                      		                        --------     -----------
               ASSETS
CURRENT ASSETS:
 	Cash						                                    $     488		  $     1,518
	 Accounts Receivable				                		        10,583          9,406
	 Cogen Receivable						                            1,680 		       1,680
	 Inventories						                                16,814 	       16,856
	 Other						                                         753 		       2,948
                                               ----------     ----------
		       TOTAL CURRENT ASSETS					                 30,318 		      32,408

LONG TERM COGEN RECEIVABLE			       				            1,832 	        1,832
PROPERTY, PLANT AND EQUIPMENT, NET							          34,863	        33,551
ORGANIZATIONAL AND FINANCING COSTS							           2,012 		       2,199
OTHER LONG TERM ASSETS							                         496            500
DEFERRED INCOME TAXES							                        4,128          4,128

TOTAL ASSETS			                        	  			  $   73,649 	    $  74,618
                                               ==========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	 Accounts Payable				                         $    6,808	    $     7,702
	 Accrued Liabilities						                         5,978 	         5,546
	 Current Portion of Long Term Debt						           1,750 	         1,688
                                               ----------      ----------
		        TOTAL CURRENT LIABILITIES					           14,536 	        14,936

LONG TERM LIABILITIES:
	Revolving Debt
	Senior Term Debt				                 	 	           3,411 		        4,625
	                                             -----------      ----------
          TOTAL LONG TERM DEBT					                 3,411 		        4,625

	Deferred Gain						                               13,892          14,322
                                               ----------      ----------
		        TOTAL LONG TERM LIABILITIES	             17,303 	  	     18,947

STOCKHOLDERS' EQUITY:
 	Common Stock						                                    4 		            4
 	Additional Paid in Capital						                 44,698 		       44,713
	 Unearned Compensation						                         (79)		         (121)
	 Accumulated Deficit						                        (2,813)		       (3,861)
                                               ----------       ----------
		        TOTAL STOCKHOLDERS' EQUITY				  	        41,810 		       40,735

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY					$     73,649 		 $     74,618
									                                    ============    ============

               (The accompanying notes are an integral part
                 of the consolidated financial statements.)

                         SPECIALTY PAPERBOARD, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                  (In thousands except per share amounts)
                                Unaudited

                                  				Three Months Ended March 31
                                      ---------------------------
					                                       1996		         1995
                                      ----------     ----------
Net Sales					                        $   24,859 		  $   35,198
Cost of Sales					                        21,356 	       30,361
                                      ----------     ----------
Gross Profit					                          3,503 		       4,837
General and Administrative Expenses		      1,961 		       2,324
			                                   ----------     ----------
Income from Operations					                1,542 		       2,513

Other (Income) Expenses, Net					           (328)		        (306)
Cogeneration (Income)							                             (6,512)
Loss on Sale of Assets							                             8,159
Interest Expense					                        180 		         530
							                               ----------     ----------
Income Before Income Taxes					            1,690 		         642

Provision for Income Taxes		 			             642 		         177
							                               ----------     ----------
Net Income					                            1,048 		         465


Net Income Applicable to Common Shares	$   1,048 		  $      465
							                                =========     ==========

Net Income Per Common Share:					      $    0.26 		  $     0.12

Average Number of Shares Outstanding		     4,033 		       4,033


            (The accompanying notes are an integral part
              of the consolidated financial statements.)

                      SPECIALTY PAPERBOARD, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                              Unaudited

                                          							Three Months Ended
                                                 ------------------
   							                                       3/31/96		  3/31/95
                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income						                             $    1,048 		 $   465

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
	Depreciation and Amortization						                 796 		   1,099
	Amortization of Deferred Gain						                (430)		    (429)
	Amortization of Unearned Compensation						          42 		      30
	Loss on Sale of Assets								                               8,159

CHANGES IN OPERATING ASSETS AND LIABILITIES:
	Accounts Receivable						                        (1,177)    (2,341)
	Inventories						                                    42     (1,003)
	Other			                             			          2,195 		     (54)
	Accounts Payable						                             (894)		     633
	Accrued Liabilities						                           432 	      152
                                                 -------     ------
		  Net Cash Provided by Operating Activities	     2,054 		   6,711

CASH FLOWS USED FOR INVESTING ACTIVITIES:
	Cogeneration Receipt								                                (6,512)
	Additions to Property, Plant and Equipment						 (1,917)		    (682)
	Net Proceeds from Sale of Assets								                    13,853
	Expenses Paid in Connection with Sale of Assets								       (725)
		   Net Cash Provided By (Used In)              -------     ------
       Investing Activities				        	          (1,917)		   5,934

CASH FLOWS FROM FINANCING ACTIVITIES:
	Increase in Revolving Credit Line						          27,788 	   36,563
	Payments of Revolving Credit Line						         (28,565)		 (40,815)
	Repayment of Senior Term Debt						                (375)	   (8,150)
	APIC - Unearned Compensation Adjustment						       (15)
                                                 -------    -------
		   Net Cash Used In Financing Activities			     (1,167)		 (12,402)

NET INCREASE (DECREASE) IN CASH							            (1,030)	      243

CASH AT BEGINNING OF PERIOD							                 1,518 	    1,367
									                                         ------    -------
CASH AT END OF PERIOD							                     $   488 		 $ 1,610
									                                        =======    =======


               (The accompanying notes are an integral part
                 of the consolidated financial statements.)

                        SPECIALTY PAPERBOARD, INC.

                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1996
                               (Unaudited)


1.    Basis of Presentation:

The balance sheet as of March 31, 1996 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.


2.   Inventories:

Inventories at March 31, 1996 and December 31, 1995 consisted of the following (000's):

                               						(Unaudited)
                             						   03/31/96	    12/31/95
                                      --------     --------

Raw Materials		                       $ 7,277	     $ 7,269
			Work In Process	               	     4,630	       4,650
			Finished Goods		                     4,907	       4,937
                                      -------      -------
                               					 $ 16,814		   $ 16,856


                                 ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

The Company's financial results are dependent upon a number of factors, including the level of orders from key customers, levels of inventory maintained by such customers, fluctuations in the price of raw materials and actions by competitors. In addition, the Company's results will continue to be influenced--as they have been in the past--by the level of growth in the overall economy and in the markets served by the Company.


                       RESULTS OF OPERATIONS:

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995:

Net sales decreased to $24,859,000 in the first quarter of 1996 from $35,198,000 in the comparable quarter in 1995. Sales of office products materials decreased 13.2% ($1,959,000) to $12,847,000 as compared to $14,806,000 in the comparable quarter in 1995, reflecting a general economic slowdown that reduced customer demand in this market. Sales of saturated specialties decreased 26.0% ($2,752,000) to $7,827,000 as compared to $10,579,000 in the comparable quarter in 1995, reflecting a general economic slowdown that reduced customer demand in this market. Sales of book cover material decreased 16.5% ($753,000) to $3,821,000 as compared to $4,574,000 in the comparable quarter in 1995. Sales of gasket materials produced under a temporary toll agreement with Armstrong World Industries, Inc., who bought the Company's gasket business in March 1995, totaled $364,000 in the first quarter of 1996, as compared to $5,239,000 in the comparable quarter in 1995.

Gross profit margin increased to 14.1% for the first quarter 1996 as compared to 13.8% for the comparable quarter in 1995. The net effect of changes between selling prices and fiber costs between the two periods represented marginal improvement, offset in part by a high level of production trial activity and lower sales volumes.

General and administrative expenses decreased to $1,961,000 (7.9% of net sales) in the first quarter of 1996 from $2,324,000 (6.6% of net sales) for the comparable quarter in 1995. This decrease resulted from reduced levels of expenses due to the sale of the Company's gasket business.

Income from operations decreased to $1,542,000 (6.2% of net sales) in the first quarter of 1996 from $2,513,000 (7.1% of net sales) for the comparable quarter in 1995. This was the direct result of decreased sales due to a general economic slowdown that reduced customer demand in the various markets.

Other income was $328,000 in the first quarter of 1996 as compared to $306,000 in the comparable 1995 quarter.

Interest expense decreased to $180,000 in the first quarter of 1996 from $530,000 in the comparable 1995 quarter. This decrease was due to lower levels of debt.

The effective tax rate for the first quarter of 1996 was 38.0%.

Liquidity and Capital Resources:

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $2,054,000 and $6,711,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. During these periods, additions to property, plant and equipment were $1,917,000 and $682,000 respectively. The Company has budgeted base level capital spending at $5,000,000 for its existing facilities in 1996. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future. As of March 31, 1996, the Company's $15,000,000 revolving credit line had a zero balance.

The Company intends to pursue strategic acquisitions of other specialty mills or complementary product lines. While no specific acquisitions are currently under negotiation, the Company continues to engage in discussions with potential acquisition candidates. Any such acquisition could require the Company to secure independent debt or equity financing to complete the transaction.

Inflation:

The Company's results of operations have experienced no significant impact due to inflation for the three-month period ended March 31, 1996. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

PART II.  OTHER INFORMATION

Item 6:		Exhibits and Reports on Form 8-K:


I.		Exhibits:

			Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share - page 9.


II.		Reports on Form 8-K:

   			On March 28, 1996 the Company filed a Form 8-K citing
			       the resignation of its Independent Accountant,
				             Coopers & Lybrand L.L.P.,
			   and the engagement of New Independent Accountant,
				              KPMG Peat Marwick L.L.P.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        						SPECIALTY PAPERBOARD, INC.


Date:    May 10, 1996

                                           		____________________________
						                                       Bruce Moore, Vice President,
						                                       Chief Financial Officer

                                      						(Principal Financial and
                                             Accounting	Officer and Duly
                                             Authorized Officer)