Form 10-Q
period 1996-06-30
SPECIALTY PAPERBOARD INC
filed 1996-08-12
CIK 887591

    SECURITIES AND EXCHANGE COMMISSION  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


   [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996           or
                               -----------------------


   [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from             to
                              -------------  ------------

Commission file number 0-20231
                       -------

                          SPECIALTY PAPERBOARD, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                         82-0429330
- - --------                                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   Brudies Road, Brattleboro, Vermont, 05302
                   -----------------------------------------
                   (Address of principal executive offices)

                                (802) 257-0365
                                --------------
             (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                          ----------        ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                           Outstanding

Common Stock                                    June 30, 1996
$.001 par value                                 4,034,117

                          SPECIALTY PAPERBOARD, INC.
                                   I N D E X
                         PART I. FINANCIAL INFORMATION



                                                                      Page
                                                                      ----

ITEM 1.      Financial Statements:

             Consolidated Balance Sheets                                3
                June 30, 1996 and December 31, 1995

             Consolidated Statements of Income                          4
                Three Months and Six Months Ended
                June 30, 1996 and 1995

             Consolidated Statements of Cash Flows                      5
                Three Months and Six Months Ended
                June 30, 1996 and 1995

             Notes To Financial Statements                              6



ITEM 2.      Management's Discussion and Analysis of Financial          7-9
                Condition and Results of Operations


EXHIBIT 11   Statement Regarding Computations of Net Earnings           10
                Per Share



                          PART II.  OTHER INFORMATION


ITEM 4:      Submission of Matters to a Vote of Security Holders        11

ITEM 6:      Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                              13

                         PART I, FINANCIAL INFORMATION
                         ITEM 1, FINANCIAL STATEMENTS

                          SPECIALTY PAPERBOARD, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                   Unaudited

                                                  Unaudited
                                                   June 30         December 31
                                               ------------      ------------
                                                       1996              1995
                                               ------------      ------------
                ASSETS
CURRENT ASSETS:
  Cash                                           $   1,576         $   1,518
  Accounts Receivable                               11,579             9,406
  Cogen Receivable                                   1,512             1,680
  Inventories                                       15,863            16,856
  Other                                                869             2,948
                                               ------------      ------------
         TOTAL CURRENT ASSETS                       31,399            32,408

LONG TERM COGEN RECEIVABLE                             -               1,832
PROPERTY, PLANT AND EQUIPMENT, NET                  35,928            33,551
ORGANIZATIONAL AND FINANCING COSTS                   1,783             2,199
OTHER LONG TERM ASSETS                                 491               500
DEFERRED INCOME TAXES                                4,128             4,128

TOTAL ASSETS                                     $  73,729         $  74,618
                                               ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                   7,465             7,702
  Accrued Liabilities                                6,879             5,546
  Current Portion of Long Term Debt                    -               1,688
                                               ------------      ------------
         TOTAL CURRENT LIABILITIES                  14,344            14,936

LONG TERM LIABILITIES:
  Revolving Debt                                       -
  Senior Term Debt                                   2,251             4,625
                                               ------------      ------------
         TOTAL LONG TERM DEBT                        2,251             4,625

  Deferred Gain                                     13,463            14,322
                                               ------------      ------------
         TOTAL LONG TERM LIABILITIES                15,714            18,947

STOCKHOLDERS' EQUITY:
  Common Stock                                           4                 4
  Additional Paid in Capital                        44,716            44,713
  Unearned Compensation                                (53)             (121)
  Accumulated Deficit                                 (996)           (3,861)
                                               ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                 43,671            40,735

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY         $  73,729         $  74,618
                                               ============      ============


                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                          SPECIALTY PAPERBOARD, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands except per share amounts)
                                   Unaudited

                                                Three Months Ended                    Six Months Ended
                                                     June 30                              June 30
                                           -----------------------------       -----------------------------
                                              1996              1995              1996              1995
                                           -----------       -----------       -----------       -----------
Net Sales                                  $  26,086         $  31,879         $  50,945         $  67,077
Cost of Sales                                 21,075            27,510            42,431            57,871
                                           -----------       -----------       -----------       -----------
Gross Profit                                   5,011             4,369             8,514             9,206
General and Administrative Expenses            2,266             2,112             4,227             4,436
                                           -----------       -----------       -----------       -----------
Income from Operations                         2,745             2,257             4,287             4,770

Other (Income) Expenses, Net                    (306)             (218)             (634)             (524)
Cogeneration (Income)                                                                               (6,512)
Loss on Sale of Assets                                                                               8,159
Interest Expense                                 122               101               302               631
                                           -----------       -----------       -----------       -----------
Income Before Income Taxes                     2,929             2,374             4,619             3,016

Provision for Income Taxes                     1,113               802             1,755               979
                                           -----------       -----------       -----------       -----------

Net Income                                     1,816             1,572             2,864             2,037

Net Income Applicable to Common Shares     $   1,816         $   1,572         $   2,864         $   2,037
                                           ===========       ===========       ===========       ===========

Net Income Per Common Share:               $    0.45         $    0.39         $     .71         $     .51

Average Number of Shares Outstanding           4,035             4,033              4,034            4,033


                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                          SPECIALTY PAPERBOARD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                      SIX MONTHS ENDED
                                                                  -----------------------
                                                                    6/30/96      6/30/95
                                                                  ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $  2,864     $  2,037

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and Amortization                                        1,621        1,892
  Amortization of Deferred Gain                                         (859)        (858)
  Amortization of Unearned Compensation                                   68           60
  Loss on Sale of Assets                                                  -         8,159

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts Receivable                                                 (2,173)         575
  Inventories                                                            993       (1,890)
  Other                                                                2,079          (72)
  Accounts Payable                                                      (237)      (1,572)
  Accrued Liabilities                                                  1,333         (665)
                                                                  ----------    ---------
     Net Cash Provided by Operating Activities                         5,689        7,666

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Cogeneration Proceeds                                                2,000        3,000
  Cogeneration Receivable                                                          (6,512)
  Additions to Property, Plant and Equipment                          (3,572)      (1,090)
  Net Proceeds from Sale of Assets                                       -         14,013
  Expenses Paid in Connection with Sale of Assets                        -         (1,282)
                                                                  ----------    ---------
     Net Cash Provided By (Used In) Investing Activities              (1,572)       8,129

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Revolving Credit Line                                   56,242       74,685
  Payments of Revolving Credit Line                                  (56,079)     (81,416)
  Repayment of Senior Term Debt                                       (4,225)      (8,525)
  Exercise of Stock Options                                               18          -
  APIC - Unearned Compensation Adjustment                                (15)         -
                                                                  ----------    ---------
     Net Cash Used In Financing Activities                            (4,059)     (15,256)

NET INCREASE (DECREASE) IN CASH                                           58          539

CASH AT BEGINNING OF PERIOD                                            1,518        1,367
                                                                  ----------    ---------

CASH AT END OF PERIOD                                               $  1,576     $  1,906
                                                                  ==========    =========



                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                           SPECIALTY PAPERBOARD, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)



1.  Basis of Presentation:
    ---------------------

The balance sheet as of June 30, 1996 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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


2.  Inventories:
    -------------

Inventories at June 30, 1996 and December 31, 1995 consisted of the following (000's):

                                       (Unaudited)
                                         06/30/96     12/31/95
                                        ---------     --------


                   Raw Materials        $ 5,865        $ 7,269
                   Work in Process        5,198          4,650
                   Finished Goods         4,800          4,937
                                        -------        -------

                                        $15,863        $16,856

3.  Cogeneration Project:
    ---------------------

The Company has entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine"), pursuant to which the Company's Latex Fiber Products Division will be the host for a gas-fired 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The Company received $4.4 million in cash in 1993. The Company has a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million was recorded as income in the first
quarter 1995.   Cash payments of $3.0 and $2.0 million were  received in May
1995 and May 1996 respectively.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:
- - ---------

The Company's financial results are dependent upon a number of factors, including the level of orders from key customers, levels of inventory maintained by such customers, fluctuations in the price of raw materials and actions by competitors. In addition, the Company's results will continue to be influenced-
- - -as they have been in the past--by the level of growth in the overall economy and in the markets served by the Company.


                             RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995:
- - ------------------------------------------------------------------------------

Net sales decreased to $26,086,000 in the second quarter of 1996 from $31,879,000 in the comparable quarter in 1995. Sales of office products materials decreased 21.8% ($3,520,000) to $12,674,000 as compared to $16,194,000 in the comparable quarter in 1995, reflecting an economic slowdown that reduced customer demand in this market. Sales of saturated specialties decreased 14.0% ($1,454,000) to $8,986,000 as compared to $10,440,000 in the comparable quarter in 1995, reflecting an economic slowdown that reduced customer demand in this market. Sales of book cover material increased 10.9% ($384,000) to $3,886,000 as compared to $3,502,000 in the comparable quarter in 1995. Sales of gasket materials produced under a temporary toll agreement with Armstrong World Industries Inc., who bought the Company's gasket business in March 1995, totaled $540,000 in the second quarter of 1996, as compared to $1,743,000 in the comparable quarter in 1995.

Gross profit margin increased to 19.2% for the second quarter 1996 as compared to 13.7% for the comparable quarter in 1995. This improvement was caused by higher selling prices and lower fiber costs, offset in part by a high level of production trial activity.

General and administrative expenses increased to $2,266,000 (8.7% of net sales) in the second quarter of 1996 from $2,112,000 (6.6% of net sales) for the comparable quarter in 1995. This slight increase resulted in part from increased selling efforts through our Hong Kong subsidiary and the addition of a Sales and Marketing Development Manager on the Corporate staff.

Income from operations increased to $1,816,000 (7.0% of net sales) in the second quarter of 1996 from $1,572,000 (4.9% of net sales) for the comparable quarter in 1995. This improvement was caused by the aforementioned improvement in selling prices and lower fiber costs, offset in part by expenses related to a high level of production trial activity.

Other income was $306,000 in the second quarter of 1996 as compared to $218,000 in the comparable 1995 quarter.

Interest expense increased to $122,000 in the second quarter of 1996 from $101,000 in the comparable 1995 quarter.

The effective tax rate for the second quarter of 1996 was 38.0%..


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995:
- - --------------------------------------------------------------------------

Net sales decreased to $50,945,000 in the first six months of 1996 from $67,077,000 in the comparable period in 1995. Sales of office products materials decreased 17.7% ($5,479,000) to $25,521,000 as compared to $31,000,000 in the comparable period in 1995, reflecting an economic slowdown that reduced customer demand in this market. Sales of saturated specialties decreased 20.0% ($4,206,000) to $16,813,000 as compared to $21,019,000 in the comparable period in 1995, reflecting an economic slowdown that reduced customer demand in this market. Sales of book cover material decreased 4.6% ($369,000) to $7,707,000 as compared to $8,076,000 in the comparable period in 1995, reflecting an economic slowdown that reduced customer demand in this market. Sales of gasket materials produced under a temporary toll agreement with Armstrong World Industries Inc., who bought the Company's gasket business in March 1995, totaled $904,000 in the first half of 1996, as compared to $6,982,000 in the comparable period in 1995.

Gross profit margin increased to 16.7% for the first half 1996 as compared to 13.7% for the comparable period in 1995. This improvement was caused by higher selling prices and lower fiber costs, offset in part by a high level of production trial activity.

General and administrative expenses decreased to $4,227,000 (8.3% of net sales) in the first half of 1996 from $4,436,000 (6.6% of net sales) for the comparable period in 1995. This decrease resulted from reduced levels of expenses due to the sale of the Company's gasket business.

Income from operations decreased to $4,287,000 (8.4% of net sales) in the first half of 1996 from $4,770,000 (7.1% of net sales) for the comparable period in 1995. This was the direct result of decreased sales due to an economic slowdown that reduced customer demand in the various markets.

Other income was $634,000 in the first half of 1996 as compared to $524,000 in the comparable 1995 period..

Interest expense decreased to $302,000 in the first half of 1996 from $631,000 in the comparable 1995 period.. This decrease was due to lower levels of debt.

The effective tax rate for the first half of 1996 was 38.0%, as compared to 32.0% for the comparable period in 1995.

Liquidity and Capital Resources:
- - --------------------------------

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $5,689,000 and $7,666,000 for the six months ended June 30, 1996 and June 30, 1995, respectively. During these periods, additions to property, plant and equipment were $3,572,000 and $1,090,000 respectively.

The Company has budgeted base level capital spending at $5,000,000 for its existing facilities in 1996. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future. As of June 30, 1996, the Company's $15,000,000 revolving credit line had a zero balance.

The Company intends to pursue strategic acquisitions of other specialty mills or complementary product lines. Any such acquisition could require the Company to secure independent debt or equity financing to complete the transaction.

Inflation:
- - ----------

The Company's results of operations have experienced no significant impact due to inflation for the three-month period ended June 30, 1996. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

                          PART II.  OTHER INFORMATION


Item 4:    Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Stockholders of the Company was held on May 9, 1996.

          Alex Kwader, K. Peter Norrie, George E. McCown, Brian C. Kerester, Glenn S. McKenzie, Jon H. Miller, Wayne T. Stephens, Fred P. Thompson, Jr., and John D. Weil were each elected to the Board of Directors to hold office until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's earlier death, resignation or removal.

          The members voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

          Proposal 1
          ----------
          The election of Alex Kwader, K. Peter Norrie, George E. McCown, Brian
          C. Kerester, Glenn S. McKenzie, Jon H. Miller, Wayne T. Stephens, Fred
          P. Thompson, Jr., and John D. Weil to the Board of Directors to hold office until the next annual meeting of stockholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal.


          Alex Kwader                  3,719,907          16,235
          K. Peter Norrie              3,719,907          16,235
          George E. McCown             3,719,407          16,735
          Brian Kerester               3,719,907          16,235
          Glenn S. McKenzie            3,719,707          16,435
          Jon H. Miller                3,719,907          16,235
          Wayne T. Stephens            3,719,907          16,235
          Fred P. Thompson, Jr.        3,719,707          16,435
          John D.Weil                  3,719,907          16,235

          Proposal 2
          ----------
          Ratification of the selection of KPMG Peat Marwick L.L.P. as independent auditors of the Company for its fiscal year ending December 31, 1996:


               Votes in favor:    3,730,976
               Votes against:         1,966
               Abstentions:           3,200

          Proposal 3
          ----------
          Amendments to the 1994 Directors Stock Option Plan (the "Directors Plan"), as follows: (I) to create a new class of Options ("New Options") for directors; (ii) to increase the number of shares of Common Stock reserved for issuance under the Directors Plan by 100,000 shares to an aggregate of 150,000 shares; and (iii) to provide for the automatic issuance to each Director of New Options of 10,000 shares of Common Stock:

               Votes in favor:    3,637,392
               Votes against:        94,650
               Abstentions:           4,100

                          PART II.  OTHER INFORMATION



Item 6:   Exhibits and Reports on Form 8-K:                               Page
                                                                          ----
I.        Exhibits:

          Exhibit 10*   Paper Procurement Agreement, effective
                        as of April 1, 1996 between the Company
                        Acco USA, Inc. and Acco Mexicana S.A.
                        de C.V.                                           14-21

          Exhibit 11    Statement Regarding Computation of Net
                        Earnings Per Share                                   10



                 *CERTAIN CONFIDENTIAL MATERIAL CONTAINED IN THIS
                  DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY
                  WITH THE SECURITIES AND EXCHANGE COMMISSION
                  PURSUANT TO 17 CFR (SS)200.80(b)(4), 200.83 AND (240.24(B)(2).


II.       Reports on Form 8-K:

                        On April 22, 1996, the Company filed a Form 8-K describing the resignation of Coopers & Lybrand as its independent accountants and the engagement of KPMG Peat Marwick as its new independent accountants with respect to the Company's financial statements for the fiscal year ending December 31, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SPECIALTY PAPERBOARD, INC.


Date: August 12, 1996                 /s/ BRUCE MOORE
                                      ----------------------------
                                      Bruce Moore, Vice President,
                                      Chief Financial Officer

                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)