Form 10-Q/A
period 1996-06-03
SPECIALTY PAPERBOARD INC
filed 1996-09-20
CIK 887591

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-Q/A
                                Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from       to
                                         -------  ------

                        Commission File Number 0-20231

                          SPECIALTY PAPERBOARD, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                      82-0429330
- ------------------------------------       -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                   Brudies Road, Brattleboro, Vermont 05302
          (Address of principal executive offices including zip code)


                                (802) 257-0365
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 4,034,117 as of June 30,1996.

                          SPECIALTY PAPERBOARD. INC.

                                     INDEX


                                                              Page Number
                                                              -----------

Part II  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                           3

SIGNATURES                                                          4

                          PART II. OTHER INFORMATION


                                                                            Page
                                                                            ----
Item 6: Exhibits and Reports on Form 8-K:

I.      Exhibits:

        Exhibit 10(1)        Paper Procurement Agreement, effective           5
                             as of April 1, 1996 between the Company
                             Acco USA, Inc. and Acco Mexicana S.A.
                             de C.V.

        Exhibit 11(2)        Statement Regarding Computation Of Net
                             Earnings Per Share


II.     Reports on Form 8-K: On April 22,1996, the Company filed a Form 8-K describing the resignation of Coopers & Lybrand as its independent accountants and the engagement of KPMG Peat Marwick as its new independent accountants with respect to the Company's financial statements for the fiscal year ending December 31, 1996.


        (1) CONFIDENTIAL TREATMENT has been requested for portions of this document. "[*]" indicates portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of Registrant's Application for Confidential Treatment.

        (2)    Previously Filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPECIALTY PAPERBOARD, INC.
Dated: September 20, 1996
                                           /s/ BRUCE MOORE
                                           ---------------------------
                                           Bruce Moore, Vice President,
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)