Form 10-Q
period 1996-09-30
SPECIALTY PAPERBOARD INC
filed 1996-11-13
CIK 887591

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q




(Mark One)


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


For the quarterly period ended          September 30, 1996           or
                               -------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                               ----------------------  ---------------------



Commission file number  0-20231
                       ---------

                          SPECIALTY PAPERBOARD, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                   82-0429330
--------                                                   ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


                                 Class                      Outstanding

                                 Common Stock               September 30, 1996
                                 $.001 par value            4,039,092

                          SPECIALTY PAPERBOARD, INC.
                                   I N D E X
                         PART I. FINANCIAL INFORMATION



                                                                 PAGE
                                                                 ----
ITEM 1.      Financial Statements:


             Consolidated Balance Sheets                           3
                  September 30, 1996 and December 31, 1995

             Consolidated Statements of Income                     4

             Three Months and Nine Months Ended
                  September 30, 1996 and 1995

             Consolidated Statements of Cash Flows                 5

             Three Months and Nine Months Ended
                  September 30, 1996 and 1995

             Notes To Financial Statements                       6-7


ITEM 2.      Management's Discussion and Analysis of Financial  8-10
                  Condition and Results of Operations




                          PART II.  OTHER INFORMATION


ITEM 6:      Exhibits and Reports on Form 8-K                     11


EXHIBIT 11   Statement Regarding Computations of Net Earnings     12
                  Per Share


SIGNATURES                                                        13



                          PART I, FINANCIAL INFORMATION
                          ITEM 1, FINANCIAL STATEMENTS

                           SPECIALTY PAPERBOARD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                    Unaudited

                                                                                            Unaudited
                                                                                           September 30      December 31
                                                                                             --------          --------
                                                                                                 1996            1995
                                                                                             --------          --------
                           ASSETS
CURRENT ASSETS:
     Cash                                                                                    $  3,174          $  1,518
     Accounts Receivable                                                                       11,278             9,406
     Cogen Receivable                                                                           1,512             1,680
     Inventories                                                                               16,402            16,856
     Other                                                                                      1,016             2,948
                                                                                             --------          --------
               TOTAL CURRENT ASSETS                                                            33,382            32,408

LONG TERM COGEN RECEIVABLE                                                                       --               1,832
PROPERTY, PLANT AND EQUIPMENT, NET                                                             36,030            33,551
ORGANIZATIONAL AND FINANCING COSTS                                                              1,988             2,199
OTHER LONG TERM ASSETS                                                                            487               500
DEFERRED INCOME TAXES                                                                           4,128             4,128

TOTAL ASSETS                                                                                 $ 76,015          $ 74,618
                                                                                             ========          ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                                        $  7,155          $  7,702
     Accrued Liabilities                                                                        8,175             5,546
     Current Portion of Long Term Debt                                                           --               1,688
                                                                                             --------          --------
               TOTAL CURRENT LIABILITIES                                                       15,330            14,936

LONG TERM LIABILITIES:
     Revolving Debt                                                                              --
     Senior Term Debt                                                                           1,845             4,625
                                                                                             --------          --------
               TOTAL LONG TERM DEBT                                                             1,845             4,625

     Deferred Gain                                                                             13,033            14,322
                                                                                             --------          --------
               TOTAL LONG TERM LIABILITIES                                                     14,878            18,947

STOCKHOLDERS' EQUITY:
     Common Stock                                                                                   4                 4
     Additional Paid in Capital                                                                44,733            44,713
     Unearned Compensation                                                                        (26)             (121)
     Accumulated Earnings                                                                       1,096            (3,861)
                                                                                             --------          --------
               TOTAL STOCKHOLDERS' EQUITY                                                      45,807            40,735

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                                     $ 76,015          $ 74,618
                                                                                             ========          ========


                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                          SPECIALTY PAPERBOARD, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                    Unaudited

                                                                                   Three Months Ended      Nine Months Ended
                                                                                      September 30            September 30
                                                                                   --------------------    --------------------
                                                                                       1996        1995        1996        1995
                                                                                   --------    --------    --------    --------

Net Sales                                                                          $ 26,789    $ 24,480    $ 77,734    $ 91,557
Cost of Sales                                                                        21,674      20,730      64,105      78,601
                                                                                   --------    --------    --------    --------

Gross Profit                                                                          5,115       3,750      13,629      12,956
General and Administrative Expenses                                                   2,089       1,753       6,316       6,189
                                                                                   --------    --------    --------    --------

Income from Operations                                                                3,026       1,997       7,313       6,767

Other (Income) Expenses, Net                                                           (357)       (258)       (991)       (782)
Cogeneration (Income)                                                                                                    (6,512)
Loss on Sale of Assets                                                                                                    8,159
Interest Expense                                                                          8         180         310         811
                                                                                   --------    --------    --------    --------

Income Before Income Taxes                                                            3,375       2,075       7,994       5,091

Provision for Income Taxes                                                            1,282      (2,343)      3,037      (1,364)
                                                                                   --------    --------    --------    --------

Net Income                                                                            2,093       4,418       4,957       6,455


Net Income Applicable to Common Shares                                             $  2,093    $  4,418    $  4,957    $  6,455
                                                                                   ========    ========    ========    ========


Net Income Per Common Share:                                                       $   0.52    $   1.10    $   1.23    $   1.60

Average Number of Shares Outstanding                                                  4,036       4,033       4,035       4,033



                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                           SPECIALTY PAPERBOARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited

                                                                                                             NINE MONTHS ENDED
                                                                                                            ------------------
                                                                                                            9/30/96      9/30/95
                                                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                                           $   4,957    $   6,455

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and Amortization                                                                            2,389        2,680
      Amortization of Deferred Gain                                                                           (1,289)      (1,287)
      Amortization of Unearned Compensation                                                                       95           90
      Loss on Sale of Assets                                                                                      12        8,159

CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts Receivable                                                                                     (1,872)       1,683
      Inventories                                                                                                454       (1,744)
      Other                                                                                                    1,932       (2,065)
      Accounts Payable                                                                                          (547)      (3,474)
      Accrued Liabilities                                                                                      2,629         (235)
      Deferred Tax Liability                                                                                               (3,000)
                                                                                                           ---------    ---------
           Net Cash Provided by Operating Activities                                                           8,760        7,262

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Cogeneration Proceeds                                                                                    2,000        3,000
      Cogeneration Receivable                                                                                              (6,512)
      Additions to Property, Plant and Equipment                                                              (4,298)      (2,303)
      Net Proceeds from Sale of Assets                                                                          --         12,933
      Expenses Paid in Connection with Sale of Assets                                                           --         (1,546)
                                                                                                           ---------    ---------
           Net Cash Provided By (Used In) Investing Activities                                                (2,298)       5,572

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in Revolving Credit Line                                                                       64,092      104,385
      Payments of Revolving Credit Line                                                                      (63,530)    (108,539)
      Repayment of Senior Term Debt                                                                           (5,030)      (8,900)
      Exercise of Stock Options                                                                                   35         --
      Acquisition Expenses Paid                                                                                 (358)
      APIC - Unearned Compensation Adjustment                                                                    (15)        --
                                                                                                           ---------    ---------
           Net Cash Used In Financing Activities                                                              (4,806)     (13,054)

NET INCREASE (DECREASE) IN CASH                                                                                1,656         (220)

CASH AT BEGINNING OF PERIOD                                                                                    1,518        1,367
                                                                                                           ---------    ---------

CASH AT END OF PERIOD                                                                                      $   3,174    $   1,147
                                                                                                           =========    =========


                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                           SPECIALTY PAPERBOARD, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



1.    Basis of Presentation:
      ---------------------

The balance sheet as of September 30, 1996 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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


2.    Inventories:
      ------------

Inventories at September 30, 1996 and December 31, 1995 consisted of the following (000's):


                       (Unaudited)
                        09/30/96  12/31/95
                       ---------  --------



     Raw Materials      $ 7,079  $ 7,269
     Work in Process      4,479    4,650
     Finished Goods       4,844    4,937
                        -------  -------

                        $16,402  $16,856


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

4.   Income Taxes:
     ------------

In April 1994 the Company concluded a $25,000,000 Sale/Leaseback transaction with The CIT Group that resulted in a deferred book gain of $17,200,000. This gain is being recognized over the 10-year life of the lease. Existing NOLs were utilized to offset the taxability of that gain. At the time of the transaction there was some uncertainty as to the ultimate realizability of the tax benefits generated in this transaction. The Company therefore chose to not reflect future tax benefits at that time. The Company has continued to review the tax impact and determinations arising from this transaction, and has concluded it is appropriate to recognize all deferred tax assets arising from it. The tax benefit being recognized in the third quarter 1995 is $3,000,000.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:
---------

The Company's financial results are dependent upon a number of factors, including the level of orders from key customers, levels of inventory maintained by such customers, fluctuations in the price of raw materials and actions by competitors. In addition, the Company's results will continue to be influenced- -as they have been in the past--by the level of growth in the overall economy and in the markets served by the Company.


                             RESULTS OF OPERATIONS:

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995:
---------

Net sales increased to $26,789,000 in the third quarter of 1996 from $24,480,000 in the comparable quarter in 1995. Sales of office products materials increased 9.2% ($1,167,000) to $13,899,000 as compared to $12,732,000 in the comparable quarter in 1995. Sales of saturated specialties increased 23.6% ($1,605,000) to $8,414,000 as compared to $6,809,000 in the comparable quarter in 1995. Sales of book cover material increased 2.4% ($96,000) to $4,135,000 as compared to $4,039,000 in the comparable quarter in 1995. The sales increases in all market areas stem from improved economic conditions which strengthened customer demand. Sales of gasket materials produced under a temporary toll agreement with Armstrong World Industries Inc., who bought the Company's gasket business in March 1995, totaled $341,000 in the third quarter of 1996, as compared to $900,000 in the comparable quarter in 1995.

Gross profit margin increased to 19.1% for the third quarter 1996 as compared to 15.3% for the comparable quarter in 1995. The key reason for this improvement relates to reduced fiber costs and higher volume, offset in part by increased production trial activity.

General and administrative expenses increased slightly to $2,089,000 (7.8% of net sales) in the third quarter of 1996 from $1,753,000 (7.2% of net sales) for the comparable quarter in 1995. This slight increase resulted in part from increased selling efforts through our Hong Kong subsidiary and the addition of a Sales and Marketing Development Manager on the Corporate staff.

Income from operations increased to $3,026,000 (11.3% of net sales) in the third quarter of 1996 from $1,997,000 (8.2% of net sales) for the comparable quarter in 1995. This improvement was caused by the aforementioned improvement in volume and lower fiber costs, offset in part by expenses related to a high level of production trial activity.

Other income was $357,000 in the third quarter of 1996 as compared to $258,000 in the comparable 1995 quarter.

Interest expense decreased to $8,000 in the third quarter of 1996 from $180,000 in the comparable 1995 quarter due to lower levels of outstanding debt.

The effective tax rate for the third quarter of 1996 was 38.0%, as compared to (112.9%) for the comparable period in 1995. The 1995 rate reflects the reversal of a $3,000,000 valuation allowance as the Company concluded that it is appropriate to recognize all the deferred tax assets generated in its sale/leaseback transaction.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                     1995:
                                     -----

Net sales decreased to $77,734,000 in the first nine months of 1996 from $91,577,000 in the comparable period in 1995. Sales of office products materials decreased 9.9% ($4,312,000) to $39,420,000 as compared to $43,732,000 in the comparable period in 1995. Sales of saturated specialties decreased 9.3% ($2,601,000) to $25,227,000 as compared to $27,828,000 in the comparable period in 1995. Sales of book cover material decreased 2.3% ($273,000) to $11,842,000 as compared to $12,115,000 in the comparable period in 1995. The sales decrease in all market areas is a reflection of an economic slowdown in the first six months which reduced customer demand. Sales of gasket materials produced under a temporary toll agreement with Armstrong World Industries Inc., who bought the Company's gasket business in March 1995, totaled $1,245,000 in the first nine months of 1996, as compared to $7,882,000 in the comparable period in 1995.

Gross profit margin increased to 17.5% for the nine months of 1996 as compared to 14.1% for the comparable period in 1995. This improvement was caused by higher selling prices and lower fiber costs, offset in part by a high level of production trial activity.

General and administrative expenses increased slightly to $6,316,000 (8.1% of net sales) in the first nine months of 1996 from $6,189,000 (6.8% of net sales) for the comparable period in 1995. This slight increase resulted in part from increased selling efforts through our Hong Kong subsidiary and the addition of a Sales and Marketing Development Manager on the Corporate staff.

Income from operations increased to $7,313,000 (9.4% of net sales) in the first nine months of 1996 from $6,767,000 (7.4% of net sales) for the comparable period in 1995.

Other income was $991,000 in the first nine months of 1996 as compared to $782,000 in the comparable 1995 period..

Interest expense decreased to $310,000 in the first nine months of 1996 from $811,000 in the comparable 1995 period, due to lower levels of debt.

The effective tax rate for the first nine months of 1996 was 38.0%, as compared to (26.8%) for the comparable period in 1995. The 1995 rate reflects the reversal of a $3,000,000 valuation allowance as the Company concluded that it is appropriate to recognize all the deferred tax assets generated in its sale/leaseback transaction.

Liquidity and Capital Resources:
--------------------------------

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $8,760,000 and $7,262,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. During these periods, additions to property, plant and equipment were $4,298,000 and $2,303,000 respectively. The Company has budgeted base level capital spending at $5,000,000 for its existing facilities in 1996. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future. As of September 30, 1996, the Company's $15,000,000 revolving credit line had a zero balance.

On October 31, 1996 the Company completed the acquisition of CPG Investors Inc., the parent Company of Custom Papers Group Inc. and CPG-Warren Glenn Inc., and Arcon Holdings Corp., the parent Company of Arcon Coating Mills Inc. The aggregate purchase price for these two companies is approximately $90 million. This purchase price and expenses related to the acquisitions are being financed with funds from a $100 million offering of senior notes which was consummated on October 16, 1996 at a fixed interest rate of 9.375%.

Inflation:
----------

The Company's results of operations have experienced no significant impact due to inflation for the three-month period ended September 30, 1996. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

                          PART II.  OTHER INFORMATION



Item 6:    Exhibits and Reports on Form 8-K:                           PAGE
                                                                       ----

I.         Exhibits:


           Exhibit 11      Statement Regarding Computation of Net
                           Earnings Per Share                            12




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



                                 SPECIALTY PAPERBOARD, INC.


 Date:  November 13, 1996        /s/ Bruce Moore
                                 _______________________________
                                 Bruce Moore, Vice President,
                                 Chief Financial Officer

                                 (Principal Financial and Accounting
                                 Officer and Duly Authorized Officer)