Form 10-K
period 1996-12-31
FIBERMARK INC; CPG INVESTORS INC; CPG HOLDINGS INC; CUSTOM PAPERS GROUP INC; CPG WARREN GLEN INC; SPECIALTY PAPERBOARD ENDURA INC; ARCON HOLDINGS CORP; ARCON COATING MILLS INC
filed 1997-04-01
CIK 887591, 915030, 1027764, 1027765, 1027766, 1027767, 1027768, 1027769

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      ----------
                                       Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 0-20231
                                      ----------
                                    FIBERMARK, INC.
              (Exact name of Registrant as specified in its charter)

           Delaware                                      82-0429330
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                     Brudies Road, Brattleboro, Vermont 05302
             (Address of principal executive offices, including zip code)

                                  (802) 257-0365
                 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  /x/   No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be
contained to be  the  best  Registrant's   knowledge,  in  definitive  proxy
or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $55,258,616 as of March 24, 1997.*

         The number of shares of Common Stock outstanding was 4,043,092 as of March 24, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE
                     (To the extent indicated herein)

         Registrant's  definitive  Proxy  Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's 1997 annual meeting of stockholders to be held on May 15, 1997 is incorporated by reference into Part III of this Report.
------------
* Excludes 1,728,595 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding March 24, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

===============================================================================

                                  PART I.

Except for historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties.
The actual results of FiberMark, Inc. ("FiberMark" or the "Company"), formerly known as Specialty Paperboard, Inc., could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to: failure to sustain future sales growth; failure to identify or carry out suitable strategic acquisitions; the loss of certain major customers; increases in the price of raw materials under market conditions which preclude passing such
increases  on  to  customers;   increased  competition   (especially  from
competitors with access to substantially greater resources); failure to renew certain labor agreements; and overall economic conditions in the United States. Each of the foregoing factors is discussed in greater detail in this report.

Item 1. Business

FiberMark believes it is a leading manufacturer and converter of specialty fiber-based products with a wide range of consumer and industrial end-uses. Through its ten United States paper mills and converting facilities, the Company has focused on niche markets where it can provide high value-added products which meet rigorous technical specifications and customer service requirements.

The Company's products serve four distinct markets and are sold for worldwide distribution to customers who manufacture end-use products.

Overview

The Company has four distinctive categories of products. The following table provides an overview of the Company's product lines and facilities:

----------------------------------------------------------------------------------------------------------------------------
                 Office Products        Technical Specialty Products    Durable Specialty Products         Filter Products
----------------------------------------------------------------------------------------------------------------------------
Primary      o Pressboard filing,      o Electrical transformer paper   o Tape substrates          o Oil filter paper for
Products       cover and binder                                                                      automobiles and heavy
               materials                                                                             equipment
             o Lightweight filing and  o Picture mounting art board     o Binding tapes            o Water filter paper
               cover materials
             o Premium cover and       o Abrasive backing               o Hinge and reinforcing    o Industrial filter paper
               text papers                                                tapes
                                       o Printed circuit board paper    o Checkbook tape
                                       o Photographic packaging
                                       o Wet strength tag
                                       o Heavyweight book cover
                                       o Lightweight book cover
-----------------------------------------------------------------------------------------------------------------------------
Facilities     Brattleboro, VT           Fitchburg, MA                    Quakertown, PA             Richmond, VA
               Warren Glen, NJ           Warren Glen, NJ                  Oceanside, NY              Rochester, MI
               Hughesville, NJ           Hughesville, NJ                  Owensboro, KY              Fitchburg, MA
                                         Owensboro, KY
                                         Beaver Falls, NY
                                         Richmond, VA
-----------------------------------------------------------------------------------------------------------------------------


Strategy

The Company's strategy is to increase sales and earnings by consolidating and strengthening core product lines, by rationalizing production capacity and by pursuing selected strategic acquisitions. The following are the key elements of this strategy:

  * Consolidate and Strengthen Core Product Lines. In the third quarter of 1996, the Company acquired CPG Investors, Inc. ("CPG") and Arcon Holdings Corp. ("Arcon"). CPG and Arcon have an array of products which complement
     FiberMark's  core  product lines.   By  consolidating  these  products and
     streamlining and focusing its marketing efforts, the Company believes that it will strengthen its core product lines in office products,
     technical  specialty   products,   durable  specialty  products and filter
     products.

  * Rationalize Overhead and Production Capacity. The Company believes that the acquisitions completed in 1996 provide opportunities for the Company to eliminate redundant overhead, rationalize inefficient facilities and optimize the manufacturing of the Company's products over its existing capital equipment base.

  *  Strategic  Acquisitions.   The  Company intends to continue pursuing growth
     through the acquisition of complementary businesses which provide opportunities to enhance the Company's core product lines and create operating efficiencies.

  * Invest in Capital Improvements. The Company seeks to reduce costs, increase capacity, enhance manufacturing capabilities and improve product quality through selected capital investments. The Company has invested approximately $20 million in new equipment, technology and leasehold improvements at its facilities over the past 12 months and plans to invest significant additional capital in facilities and equipment over the next 12 to 24 months.

  * Increase Utilization of Recycled Fiber. The Company intends to continue to capitalize on its position as a leading manufacturer of specialty paper products with recycled fiber content. The Company's office product line contains between 25% and 100% recycled materials, depending on paper grades. The Company continually seeks to increase the recycled content of its products to reduce costs and better service customer demands for recycled content while still meeting performance expectations. See "Business ---Manufacturing--- Use of Recycled Fiber."

  * Expand International Sales. While FiberMark historically has devoted increasing resources to its international marketing efforts, the CPG and Arcon businesses acquired in 1996 have not had a similar focus on these markets. FiberMark has an established network of international sales offices and sales agents which sell FiberMark's existing range of products. FiberMark believes that by using this sales and distribution network it will be able to generate incremental sales of product lines obtained in the acquisitions of CPG and Arcon.


Office Products

Market. The Company manufactures a wide range of materials used in the manufacture of office products. Management believes that the Company is the largest domestic supplier of pressboard, which is converted into data binders, notebook covers, report covers, ring binders, and file and index guides. The Company also pursues niche markets within the office supplies market where its capabilities and customer relationships give it a competitive advantage.

     The total North American market for office supplies at the wholesale level was approximately $26.6 billion in 1995, as measured by the Business Products Industry Association. The Company competes in an approximately $3.0 billion segment of this market comprised primarily of market categories containing hanging files, expandable folders, date books, ring binders, report covers and file and index cards. Based on Business Products Industry Association statistics, the Company estimates that this market has grown at a compound annual growth rate of approximately 2.0% annually since 1991.

Products. The table below sets forth the primary office product materials produced by the Company.

--------------------------------------------------------------------------------------------------------
                                             Office Products
--------------------------------------------------------------------------------------------------------
Product Type                        Characteristics                      Typical End Uses
--------------------------------------------------------------------------------------------------------
Pressboard filing cover             High density paperboard              Data binders; ring binders;
and binder material                 designed for strength,               report covers; notebook covers
                                    rigidity, durability and
                                    appearance; may be embossed
                                    or acrylic coated; high
                                    recycled content

Lightweight filing and              Lighter weight paperboard,           Filing products; portfolios;
cover materials                     designed for decorative              report covers; document covers;
                                    embellishments and less              presentation covers
                                    demanding end-uses than
                                    pressboard

Premium cover and text              Well-formed papers with good          Printed report covers;
papers                              strength, color/texture and           promotional and advertising
                                    printable surfaces                    materials
--------------------------------------------------------------------------------------------------------

The Company's largest product is a heavyweight paperboard (pressboard) which is densified through a proprietary manufacturing process developed by the Company. This densification process provides pressboard with the strength, rigidity, durability and appearance required for data binders, ring binders, notebook covers and report covers. The Company offers many pressboard products in acrylic coated and embossed form, providing additional durability and moisture and stain resistance. The Company has the capability to custom manufacture pressboard in a variety of colors and can finish its
pressboard  products  to  customer specifications,   including  glazing
(densification),   coating,   embossing, laminating, sheeting, slitting and
rewinding. The Company and its predecessors have offered their pressboard line of products for over 75 years and believes it has established significant brand awareness and loyalty among its customers.

The Company produces certain types of lightweight filing and cover materials for conversion into file folders, expanding wallets, notebook covers and report covers. The Company is continuing its focus on certain products for the lightweight filing and cover material market, such as colored file folder and report covers for the growing on-demand document printing market, with specific emphasis on products with substantial recycled content. The Company's lightweight filing and cover materials are generally manufactured using similar equipment and processes and are sold to many of the same customers as the Company's heavyweight office products. The Brattleboro paper machine upgrade, completed in October 1995, expanded the machines ability to use lower-cost recycled fiber and its capacity to produce lighter weight grades used in filing and cover applications. The Company is working to build this lightweight business through the strength of its relationships with office products converters. These lightweight materials, coupled with the increasing consumer demand for recycled paper products, provide an opportunity for the Company to increase its penetration in the office products market.

The Company manufactures a line of premium cover and text papers sold through paper distributors to commercial printers. These papers have good strength and may have colored or textured surfaces and are typically used for printed report covers and promotional and advertising materials.

Customers. The Company sells its office products through its own sales representatives to major domestic office product converters, including: Acco World Corporation, a division of American Brands Inc.; Ampad Corp.; Smead Manufacturing Company; Esselte Pendaflex Corp.; Mead Corp.; and Avery Dennison Corp. These customers collectively account for the majority of the Company's sales of office product materials with the remainder of the Company's sales being accounted for by smaller independent manufacturers. The Company has long-term relationships with all of its major customers in this market. The Company's customers produce office products from the Company's paper-based materials and sell end-use products through contract stationers, office product wholesalers, buying groups, ware house clubs, catalog sales, office products superstores, retail office supply stores and other outlets. The Company also markets its materials through direct sales representatives or manufacturer's representatives in Asia, Canada, Mexico, Central and South America and Europe.

Competition. In the office products supply market, the Company competes with a number of other producers of heavyweight pressboard, colored file folder paper and lightweight filing and cover materials, including International Paper Company ("International Paper"), Temple-Inland Inc., Brownville Specialty Products, Merrimac Paper Co., Inc. ("Merrimac"). The Company believes it holds a leading position in the domestic market for pressboard and a growing presence in the lightweight filing and cover materials market. In markets that use pressboard, the Company also competes with producers of vinyl and plastic office product materials. In the premium cover and text market, the Company also competes against divisions of Georgia Pacific Corp., Fox River Paper Co., Crown Vantage Inc. and a number of smaller paper manufacturers.

Technical Specialty Products

Market. The Company manufactures specialty paper products with customized physical performance characteristics which meet the unique requirements of specific end-use markets. Technical specialty products include paper used as insulation material in electrical transformer coils, acid-free picture mounting art board used for archival quality picture mounting and records storage applications, photographic packaging papers, printed circuit board papers, wet strength tag used primarily in the laundry and dry-cleaning industries and paper backings for sandpaper and other abrasives. The Company has been able to successfully enter niche markets in the technical specialties area in which it believes its manufacturing flexibility and technical expertise give it a competitive advantage in meeting rigorous customer requirements. The Company believes that it is a market leader in many of its markets, including electrical transformer papers, acid-free picture mounting art board and photographic packaging papers. Many of the Company's technical specialty products have been used in their current applications for many years and have proven to be cost-effective in meeting the performance requirements for which they are utilized. To supplement these products, the Company works to develop new products which have the potential to experience rapid growth due to superior performance, lower cost or both.

The company also believes that it is one of the two leading domestic producers of latex-reinforced material used in book covers and related products. These materials are used by customers in applications where durability and distinctive appearance are important, such as flexible covers for books, menus, photo albums, desktop calendars, appointment books and reports.

        Products. The table below sets forth the Company's principal technical specialty products:

--------------------------------------------------------------------------------------------------------
                              Technical Specialty Products
--------------------------------------------------------------------------------------------------------
Product Type                        Characteristics                      End Uses
--------------------------------------------------------------------------------------------------------
Electrical transformer paper        High dielectric strength             Power transformer coil insulation


Picture mounting art board         High pH (acid-free), exceptional     Archival quality picture mounting
                                     cleanliness                          and document storage

Photographic packaging             Totally opaque; high-strength        Photographic film protection
  papers

Printed circuit board papers       Low density; uniform                 Interior of printed circuit boards
                                      high bulk

Wet strength tag                   High-strength saturated sheet;       Laundry and dry-cleaning labels
                                      moisture and solvent resistant

Backing papers for sandpaper       High tear strength, smooth           Heavyweight sandpaper and other
  and other abrasives                surfaces and controlled              commercial abrasives
                                     electrostatic properties

Heavyweight book cover             Strong cotton fiber base sheets      Flexible covers for softbound
                                     latex reinforced and leather-        books, menus, photo albums
                                     texture                              desktop calendars and
                                                                          accessories, appointment books
                                                                          and reports.

Lightweight book cover             Latex-reinforced base sheets of      Exterior cover material for
                                     higher bulk and lower                hardbound books; photo
                                     weight                               albums, report covers
--------------------------------------------------------------------------------------------------------

The Company is a leading supplier of electrical transformer papers with high dielectric strength which are wrapped around individual electrical transformer coils as insulating material. The Company is the major supplier of such paper to Bedford Materials, Inc., which operates the transformer insulation business formerly owned by Westinghouse Electrical Corp., and is one of two major suppliers to the other major U.S. manufacturer of electrical transformers.

The Company believes that it is a leading provider of acid-free board used as picture mounting art board and archival storage media. Acid-free picture mounting art board and storage media are designed to prevent the degradation and discoloration of artwork and documents caused by acidic exposure. The Company believes that these superior performance characteristics have resulted in wide acceptance of the Company's acid-free products.

The Company's photographic packaging papers are primarily dual composition papers used by Eastman Kodak Company ("Kodak") and Polaroid Corp. ("Polaroid") to package certain films. Such products must meet demanding standards for opacity in order to prevent premature exposure of the film. The

Company's strong position in the market for photographic packaging papers is based in part upon the Company's ability to manufacture multi-ply paper.

The Company also manufactures printed circuit board papers which are used in the manufacture of circuit boards for remote control devices and other electrical components. The Company's printed circuit board papers have the advantage of low density and high bulk, allowing circuit board manufacturers to lower their costs and increase their output by processing fewer sheets than they would with competing materials.

The Company's wet strength papers are primarily used as tags in the laundry and dry cleaning industries to identify clothing as it is processed through washing machines and dry cleaning equipment. These products, in addition to withstanding physically and chemically harsh processes, are manufactured in multiple colors that must not be transferred onto the clothing to which they are attached. The Company is a major producer of this paper in the United States and is now exporting to the United Kingdom, with opportunities to expand into other European markets.

Sandpaper and other abrasive backing papers are used in the manufacture of heavyweight sandpaper and other commercial abrasives. The Company's sandpaper and other abrasive backing papers are designed to meet customers' exacting specifications for tear strength, smooth surfaces and controlled electrostatic properties.

Using proprietary manufacturing processes, the Company combines pulp, latex, recycled rag fiber and other materials to produce flexible and durable specialty materials for use in a variety of book cover applications. The Company sells its book cover materials directly to customers in this market, who in turn coat, emboss and decorate the material and sell it to manufacturers of end-use products. The Company's primary latex product is manufactured using recycled rag fibers, resulting in increased durability and a leather-like texture and appearance. These products are used for day books, diaries, menu covers and soft-cover books. The Company is also a leading supplier of light-weight materials used in covering hardbound books.

Customers. The Company sells its technical specialty papers through its own sales force to a variety of customers. Major customers include: Bedford Materials, Inc. and the TMC division of Avery Dennison Corp. (electrical transformer paper); the Nielsen and Bainbridge division of Esselte Corp. and the Crescent Cardboard division of Potomac Corp. (acid free papers); Kodak and Polaroid (photographic packaging papers). Other clients include the AlliedSignal Corp. (printed circuit board paper), PermaFiber Corp. (wet strength tags), 3M (abrasive backings), Coating Technologies, Inc. (book cover) and various commercial printers. The Company works with its customers to develop new products and to provide technical support for existing products.

Competition. The Company's competitors in technical specialty papers vary by product type. Generally, the Company faces competition from both foreign and domestic specialty manufacturers. The Company's focus is to compete n products and markets which require manufacturing flexibility, product properties and quality levels not provided by integrated paper mills. The Company's key competitors include Kimberly Clark, The Sorg Paper Company, a subsidiary of Mosinee Paper Company, Arjo Wiggins USA, Inc., Robert Cordier AG and Merrimac. In the latex-reinforced book cover market, the Company primarily competes with Rexam DSI, Inc. and, to a lesser degree, with products of plastic-coated and coated cloth book cover materials.

Durable Specialty Products

Market. The primary markets for the Company's durable specialty products are tape substrates (primarily industrial and consumer masking tapes), binding tapes and hinge and reinforcing tapes, and book cover materials. There are seven major North American producers of pressure sensitive tape, who, together, account for approximately 80% of the industry's total sales. Most of these producers have self-saturating capabilities for general purpose tapes and look to suppliers like the Company for specialty paper backings.

The Company believes it is a leading supplier of binding tapes and hinge and reinforcing tapes converted from specialty papers and substitutes for the manufacture of notepads, books, expandable file folders and checkbooks.

The Company has also sought out for its durable specialty products niche markets in which it believes it can have a competitive advantage. The Company produces high strength materials used in the apparel industry as blue jean tags and for various other tag and label applications.

Products. The following table sets forth the Company's principal durable specialty products.

--------------------------------------------------------------------------------------------------------------
                                      Durable Specialty Products
--------------------------------------------------------------------------------------------------------------
Product Type                        Characteristics                      Typical End Uses
--------------------------------------------------------------------------------------------------------------
Tape substrates                     Enhanced strength, release,          Industrial and commercial
                                      impermeability or heat               masking tapes; barrier tapes
                                      resistance                           pressure-sensitive tapes;
                                                                           bandolier tapes; packaging tapes

Binding tapes                       Tyvek(R) and latex-impregnated       Notepads; composition books;
                                      paper tapes                          checkbooks

Hinge and reinforcing tapes         Durable Tyvek(R) high fold-and       Expandable file folders
                                      tear-strength reinforcing
                                      materials.

(R) DuPont Registered Trademark
--------------------------------------------------------------------------------------------------------------

The Company is one of the largest producers of specialty tape substrates and a broad range of saturated, coated and non-woven papers. The Company's tape substrates are used in the manufacture of industrial and consumer masking tapes, barrier tapes, other pressure-sensitive tapes and bandoliering tapes. The Company's products have the strength and technical properties to meet various performance demands. These products include barrier-coated and heat resistant industrial masking tapes for the automotive paint and aircraft manufacturing industries and packaging tapes which withstand the rigors of the worldwide shipping. The Company's bandoliering tapes are used by the electronics industry to carry resistors, capacitators and other items during high-speed automated assembly of electronic devices.

The Company is a leading producer of high strength binding tapes and hinge and reinforcing tape using Tyvek(R) as a base material. These products are primarily used to protect, bind and decorate books and documents, checkbooks and notepads. The Company's Tyvek(R) tapes, marketed under the trade name Super ArcoFlex(TM), are used to decorate pad bindings and are able to withstand the stress incurred during cutting in high volume manufacturing. The Company also uses Tyvek(R) in the manufacture of supported gussets for red wallet expansion folders. Gussets are the accordion folder material between the two folder side sheets that allow the folder to expand. The Company has developed a method to strengthen the gussets by laminating coated Tyvek(R) to the cardboard forming the gusset and sells this material under the name Expanlin. The Company also sells coated Tyvek(R) to converters who laminate it to the cardboard themselves. The result is a material that is stronger, longer lasting and more reliable than unsupported gussets and, as a result, the Company believes that Expanlin has become the preferred material used in supported gussets by expansion folder manufacturers.

Other durable specialty products include imitation leatherstock which is sold to garment label manufacturers who cut and print the material with various brand and product information for use as blue jean tags. This material is expected to maintain its crisp appearance after repeated washing cycles. The Company has also developed a tag and label product line for manufacturers who require tags and labels with the strength of Tyvek(R). These products can be color-coated and are used as luggage tags by the airline industry, as flame-retardant labels for the automotive industry and other types of demanding packaging applications.

Customers. The Company offers its customers a broad product line with flexible product development and manufacturing capabilities. This flexibility has fostered long-term relationships with its client base. The Company sells its specialty tape substrates to many of the leading tape manufacturers, including American Tape Company and 3M. The Company believes that the international customer base for these products may increase as the Company's sales force is trained to sell these additional product lines. In the checkbook industry, the Company's major customer is Deluxe Check Printers, a division of Deluxe Corp. The Company sells blue jean tags and its other tag and label products to a variety of converters and end-users.

Competition. For tape backing the Company primarily competes against Kimberly-Clark, Inc. In the binding tape and hinge and reinforcing tape markets, the Company competes against several smaller competitors including Rexford Paper Co., Northeast Paper Converting Company and Southern Label Company, Inc. The Company believes it holds a leading position in the market for Tyvek(R) based binding tapes and hinge and reinforcing tapes. In other niche markets, the Company competes with various small competitors, none of which has a dominant market position.

Filter Products

Market. The Company is a major supplier of saturated and non-saturated filter papers used in fluid and air filters for the automotive and heavy duty truck and equipment industries. The Company estimates that the market for both saturated and non-saturated papers was approximately $160 million in 1995, of which approximately 90% was utilized in the automotive and heavy duty truck and equipment markets. The other major market for these products is for filters used to purify the solvents used in the dry cleaning industry. The five largest manufacturers account for over 60% of total sales to the U.S. automotive and heavy truck and equipment filter paper market. The market for automotive and heavy duty truck and equipment filters has grown at a compound annual growth rate of approximately 5.7% over the ten-year period from 1985-1995.
The Company also manufactures industrial filter paper used in a variety of applications and processes.

Products. The table below sets forth the primary materials produced by the Company for use in filter applications.


--------------------------------------------------------------------------------------------------------------
                                            Filter Products
--------------------------------------------------------------------------------------------------------------
Product Type                        Characteristics                      Typical End Uses
--------------------------------------------------------------------------------------------------------------
Saturated filter paper               Controlled porosity; enhanced        Oil, fuel and hydraulic filters for
                                       strength and rigidity; high          heavy and light duty trucks
                                       temperature and chemical             and passenger cars; fuel,
                                       resistance                           hydraulic fluid and dry-
                                                                            cleaning solvent filters

Non-saturated filter paper           Controlled porosity; high             Oil filters for heavy-duty
                                       density; may be impregnated           equipment and diesel trucks;
                                       with activated carbon and             home water filters
                                       other fillers

Industrial filter paper              Controlled porosity; high             Hot oil filters for the fast-foot
                                       temperature resistance;               industry; paint and lacquer
                                       cleanliness                           manufacturing; fruit juice
                                                                             processing
--------------------------------------------------------------------------------------------------------------

The Company's major filter product is solvent-based saturated filter paper, which is controlled porosity paper saturated with phenolic and other resins to increase its strength and rigidity for use in various high temperature applications. This product is purchased by filter manufacturers who cut, pleat and cure the paper for use in oil, fuel and hydraulic fluid filters for heavy and light duty trucks and passenger cars. These filters are sold primarily to the replacement market but also to original equipment manufacturers. The Company manufactures many grades of saturated filter paper to specifications provided by its customers. The Company believes that it is one of the three largest producers of saturated filter paper in the United States.

The Company also produces non-saturated filter paper. This category includes non-saturated paper containing activated carbons and other fillers and edge filter media. Primary uses of non-saturated filter paper include oil filtration in heavy equipment and diesel trucks and home water filters. In addition, the Company produces industrial filter papers for various food service and industrial applications, including filtration of hot oil used in fast-food preparation, the manufacture of paints and lacquers and the processing of fruit juices.

The Company is nearing completion of a capital improvement plan that will increase its annual saturated filter paper capacity at its Richmond mill by over 50%. In addition, the Company has improved its manufacturing processes at these facilities to increase productivity and lower its costs.

Customers. The Company sells its filter products primarily through its own sales staff directly to its customers. Principal customers for the Company's saturated filter papers include the Fleetguard Filtration Systems division of Cummins Engine Co., Inc. ("Fleetguard"), the Delphi Automotive Systems division of General Motors Corp. ("General Motors"), AlliedSignal, Inc. (Fram filters), Purolator Products, Inc. and Miki Sangyo U.S.A. Inc., a trading company and the major supplier of filter paper used in filters supplied to the U.S. manufacturing sites of Nissan Motor Co., Ltd. and Honda Motor Co., Ltd. The Company's saturated filter paper is used to make filters which are used on vehicles manufactured by General Motors, Chrysler Corp. and Ford Motor Corp. Fleetguard is also the Company's primary customer for non-saturated filter papers. The Company has long-term relationships with its customers and believes that these relationships with its customers are based on its ability to provide superior service and technical support.

The Company's major customers for its industrial filter paper products include National Filters, Inc. and Lubrizol Corp. for commercial manufacturing applications, Seneca Foods Corp. for food processing applications and the KFC North America division of PepsiCo Inc. in the hot oil filter market. In addition, the Company supplies industrial filter papers to various smaller manufacturers and users.

Competition. The Company's primary competition in solvent-based saturated filter papers comes from Ahlstrom Filtration, Inc. ("Ahlstrom"), a division of
A. Ahlstrom Corp. In addition, the Hollingsworth & Vose Company is the dominant manufacturer of water-based saturated filter papers, a market in which the Company has a smaller presence. To the extent that industry efforts to develop water-based alternatives to solvent-based saturated filter papers are successful, the Company's solvent- based filterpapers may face increased competition from such water-based alternatives.

In the markets for non-saturated filter papers and industrial filter papers, the Company competes primarily with Ahlstrom, Knowlton Specialty Papers, Inc. and Lydall, Inc. In each of these markets, producers tend to manufacture custom designed products on an exclusive basis for their customers.

Manufacturing

Mills and Converting Facilities. The Company operates ten facilities of which eight are owned and two are leased. The Company intends to close the former Arcon facility in Oceanside by early 1997 and relocate those operations to the Company's facility in Quakertown.

Office Products. The Company's main mill for the production of office products is located in Brattleboro. Mills located at Warren Glen and Hughesville also produce office products materials. Recent improvements have included an upgrade to the Brattleboro mill which is expected to increase its capacity, and will enable it to utilize a higher percentage of recycled fiber and produce a new range of lighter weight products. The Company has also recently
completed a series of capital   improvements  at  its  Warren  Glen  mill,
which have increased productivity, reduced costs and waste and increased the ability of the mill to use recycled fiber.

The cylinder paper machines in use at the Brattleboro and Warren Glen mills are configured to produce a broad range of highly densified heavyweight pressboard products of various weights, colors and finishes. The machine in the Brattleboro mill features computer-controlled monitoring of color, weight, thickness and moisture content. The configuration of the cylinder machine allows the production of multiple-ply products, resulting in greater strength and stiffness than a comparable one-ply product made on a Fourdrinier paper machine. In addition, this process enables the Company to use lower-cost recycled fiber pulp in the interior layers and higher-cost virgin pulp layers on the exterior of a product providing greater strength and the surface appearance desired by consumers. Finishing capabilities at the Brattleboro mill include glazing, coating, embossing, rewinding, laminating and sheeting.

Technical Specialty Products. The Company manufactures technical specialty products at a number of its facilities, including its Hughesville, Warren Glen, Richmond, Fitchburg, Owensboro and Beaver Falls facilities. The Hughesville mill manufactures primarily technical specialty papers, including photographic packaging, electrical transformer paper and wet-strength tag. The Company's mill located in Beaver Falls specializes in the production of proprietary latex-impregnated materials for use as book covers and similar products. The stock preparation process at the Beaver Falls mill allows blending of latex, cork, cotton fiber, pulp and other materials into a variety of products with specific performance characteristics. The mill has a fiber reclamation system enabling it to utilize recycled fiber.

Durable Specialty Products. Durable specialty products are manufactured in the Company's Owensboro mill and its Quakertown and Oceanside converting facilities. The Company's main converting facility for durable specialty products is located at Quakertown. A significant portion of the saturating base paper used in this facility is provided by the Owensboro mill. In addition, substantially all capacity currently located in Oceanside will be relocated to the Quakertown facility.

Filter Products. The Company's filter products are produced primarily at its Richmond, Rochester and Fitchburg mills. The Richmond mill uses a methanol-based resin saturating process that allows the saturation of base paper off the paper machine. The Rochester mill uses an in-line
saturating   process.   The  Company   manufactures   its non-saturated filter
papers at its Fitchburg mill.

Raw Materials. The Company uses a wide array of raw materials to formulate its products, including virgin hardwood and softwood pulp, secondary wood fiber from pre-and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers (such as nylon and fiberglass), synthetic latex and a wide variety of chemicals, pigments and dyes. These materials are procured from numerous suppliers in the United States and Canada. The Company does not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. The Company experienced a significant increase in raw material costs during 1994 and 1995, but was able to partially recover these increases with selling price increases, cost containment efforts and the early benefits of the paper machine upgrade performed in 1995. There can be no assurance that the Company will be able to pass any future increases in the price of pulp through to its customers in the form of price increases. The Company's sole source of supply of the Tyvek(R) used in production of certain of its products is DuPont.

The Company has a long-standing relationship with DuPont as an approved converter of Tyvek(R) and has never experienced a disruption in supply. Although management believes that it has a good relationship with DuPont, there can be no assurance that the Company will be able to continually purchase adequate supplies of Tyvek(R). Any material interruption in the Company's supply of Tyvek(R) could have a material adverse effect on the results of operations and financial condition of the Company.

Use of Recycled Fiber. The Company believes that materials with recycled content continue to grow in consumer acceptance. The Company has made significant capital investments in recycling equipment and systems. The use of the Company's cylinder paper machines in the manufacturing process for pressboard products allows the use of recycled fiber in the product interior, while virgin pulp is used on the product exterior providing greater strength as well as the product appearance desired by customers. In addition to using recycled fiber, the end-use products manufactured from the Company's pressboard materials are themselves recyclable.

The Company's office products are manufactured with 25% to 100% recycled fiber, of which up to 50% may be post-consumer waste. Post-consumer waste refers to paper waste from end-users of paper products, and is generally considered the standard by which government agencies and environmentally conscious consumers evaluate recycled content. In particular, government agencies have established and are continuing to update standards for recycled content (both pre- and post-consumer waste) in the procurement of office supplies. The Company anticipates that demand for office product materials with recycled content will continue to grow.

Research and Development. The Company's expenditures on research and development were $1.2 million, $1.0 million, and $1.1 million in 1996, 1995 and 1994, respectively. The Company has a research and development staff with expertise in chemistry, papermaking and materials science. This staff works closely with the Company's customers to develop, test and produce new product formulations designed to meet customer specifications.

Employees

As of December 31, 1996, the Company employed a total of 1,009 employees, of which 303 were salaried and 706 were hourly. Of the salaried employees 124 were in manufacturing, 57 in sales and marketing, 15 in research and development and 107 in professional or administrative support.

The hourly employees at the Oceanside and Quakertown locations are all non-union. The remaining hourly employees are either members of the United Paperworkers International Union, the International Brotherhood of Boilermakers, Iron Shipworkers, Blacksmiths, Forgers and Helpers or the International Brotherhood of Electrical Workers. The table below sets out the expiration dates of the Company's labor contracts by facility.

         Facility                                         Expiration Date
         --------                                         ---------------
         Owensboro, KY                                    April 1, 1996
         Fitchburg, MA                                    April 30, 1998
         Warren Glen, NJ                                  May 23, 1999
         Hughesville, NJ                                  May 23, 1999
         Rochester, MI                                    June 26, 1999
         Richmond, VA                                     April 28, 2000
         Beaver Falls, NY  (Latex Mill)                   June 30, 2000
         Brattleboro, VT                                  August 31, 2002

TheCompany believes that, in general, it has good relations with its employees and their unions. The labor contract governing the 30 employees in the bargaining unit at the Company's Owensboro mill expired on April 1, 1996 and the employees have continued to work under the terms of the expired contract. The employees at this mill are represented by the International Brotherhood of Boilermakers, Iron Shipworkers, Blacksmiths, Forgers and Helpers. The Company has made a final offer which includes substantial revisions to the work rules at the Owensboro mill which are intended to bring such work rules more into line with labor agreements in place throughout the paper industry. The union's representatives have not accepted this final offer. The employees in the bargaining unit have voted not to strike. In the event of a work stoppage, management believes that the Company could continue to operate the Owensboro mill. In any event, the Company believes that it has sufficient production capacity throughout its various mill facilities to adequately meet its production requirements.

Cogeneration Project

The Company has entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine"), pursuant to which the Company's Latex Fiber Products Division is the host for a gas-fired, 79- megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed, although it is not operational. The Company has a firmcontract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5, was recorded as income in the first quarter 1995. Cash payments of $2.0 million and $3.0 million were received in May 1996 and May 1995, respectively.

Environmental Regulation and Compliance

Like similar companies, the Company's operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees, (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

The Company and its predecessors have made substantial investments in pollution control facilities to comply with existing Environmental Laws. The Company made expenditures for environmental purposes of $1.7million, $2.5 million and $1.3 million in 1996, 1995, and 1994, respectively. While the Company believes that it has made sufficient capital expenditures to maintain compliance with existing Environmental Laws, any failure by the Company to comply with present and future Environmental Laws could subject it to future liability or require the suspension of operations. In addition, such Environmental Laws could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and similar state laws provide for responses to,
and liability for, releases of certain hazardous   substances  from  a
facility  into  the   environment.   These obligations  are  imposed on the
current owner or operator of a facility from which there has been a release, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on any person who arranged for the treatment or disposal of hazardous substances at the facility, and any person who accepted hazardous substances for transport to a facility selected by such person. Liability under CERCLA can be strict, joint and several. Pursuant to the Environmental Laws, there are currently pending investigations at certain of the Company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the Company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The Company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the Company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the Company may incur material liabilities in connection with such sites, and no assurance can be given that the Company will not receive PRP notices in connection with these or other sites in the future.

In connection with the acquisition of CPG, the former owners of CPG have agreed to indemnify (subject to certain limitations) the Company for certain identified and potential environmental liabilities arising from the historical use of the property acquired in the acquisition of CPG or from CPG's conduct prior to the acquisition of CPG. Management believes that the amount of the escrow established as security for these and other indemnity obligations of the former CPG owners will be sufficient to cover environmental liabilities expected to be incurred in connection with the acquisition of CPG. However, no assurance can be given that the limited indemnity provided by the former owners of CPG will be sufficient to cover all material environmental liabilities associated with the acquisition of CPG.

Based upon its experience to date, the management of the Company believes that the future cost of compliance with existing Environmental Laws, and Liability for known environmental claims pursuant to such laws, will not have a material adverse effect on the Company's financial condition and results of operation. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement
policies  of regulatory   authorities,   may  give  rise  to  additional
expenditures or liabilities that could be material to the Company's financial condition and results of operations.

Executive Officers

The Company's Executive Officers are:

     Name                   Age      Position
     ----                   ---      --------
     Alex Kwader             54      President and Chief Executive Officer
     Bruce P. Moore          49      Vice President and Chief Financial Officer


     Stephen A. Steidle      52      Vice President and General Sales Manager

Alex Kwader has been the President and Chief Executive Officer of the Company since August 1991 and a Director since November 1991. Since 1970, Mr. Kwader has been employed by the Company and Boise Cascade Corporation ("BCC"), a diversified paper products corporation, in various management positions. He served as Senior Vice President of the Company from March 1990 to August 1991 and as Vice President from the Company's inception in June 1989 until March 1990. Mr. Kwader was also General Manager of the Pressboard Division from June 1989 until August 1991, serving in the same capacity for the BCC Pressboard Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the BCC Latex Fiber Products Division. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

Bruce P. Moore has served as Vice President of the Company since its inception in June 1989 and as Chief Financial Officer since December 1990. From 1980 to 1989, Mr. Moore was employed by BCC in various management positions, including controller and General Manager of the Latex Fiber Products Division. Mr. Moore holds a B.A. in Business Administration from Siena College and attended the Stanford University Executive Program.

Stephen A. Steidle has served as Vice President and General Sales Manager for the office products and book cover markets since February 1994. He has held sales management positions with the Company and BCC for more than 10 years and has a total of 25 years of service with the Company and BCC. Mr. Steidle began his career as Safety Director of the Personnel Department at BCC's St. Helens mill in Oregon. Mr. Steidle received a B.A. in Psychology from the University of Maine and an M.B.A. from the University of Maine.

Item 2. Properties

TheCompany owns and operates seven specialty paper mills and one converting facility and also leases one specialty paper mill and one converting facility. The leased converting facility located in Oceanside, NY is scheduled to be consolidated into the Company's owned converting facility in Quakertown, PA during 1997. The following table depicts all of the Company's properties as of December 31, 1996.

Location                Owned/Leased       Sq. Feet       Land Acres
--------                ------------       --------       ----------
Paper Mills:
   Brattleboro, VT         Owned            200,000            39
   Fitchburg, MA           Owned            255,000           161
   Warren Glen, NJ         Owned            299,000           162
   Hughesville, NJ         Owned             88,000           166
   Beaver Falls, NY        Owned            100,000           167
   Owensboro, KY           Owned             47,000            15
   Rochester, MI          Leased             96,000            17
   Richmond, VA            Owned             64,000            --

Converting Facilities:
   Quakertown, PA          Owned            165,000             7
   Oceanside, NY          Leased             31,000            --


The Corporate headquarters is located at the Brattleboro, VT site. The Company owns a production facility in Lowville, NY which it leases to a customer. Foreign sales offices are maintained in Hong Kong, Taipei, R.O.C., Tokyo, Japan, and Annecy, France.

Item 3. Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of business. The Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters  were  submitted  to a vote of security holders during the   fourth
quarter ended December 1996.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's Common Stock was first traded on March 11, 1993 on the NASDAQ National Market System under the symbol SPBI. The following table shows the high and low sale prices per share of the Common Stock as reported on the NASDAQ National Market System.

Year Ended December 31, 1995                          High              Low
----------------------------                          ----              ---
         First Quarter                               $12.25            $10.00
         Second Quarter                              $13.50            $11.50
         Third Quarter                               $13.00            $10.00
         Fourth Quarter                              $13.50            $10.75

Year Ended December 31, 1996                          High              Low
----------------------------                          ----              ---
         First Quarter                               $15.00            $11.75
         Second Quarter                              $15.25            $12.75
         Third Quarter                               $19.50            $13.00
         Fourth Quarter                              $21.25            $16.25

The Company had approximately 73 stockholders of record of its Common Stock as of March 6, 1997. The Company's transfer agent and registrar has indicated that the Company had approximately 1876 beneficial owners of its Common Stock as of March 6, 1997. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Consolidated Financial Data


The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                                    SELECTED CONSOLIDATED FINANCIAL DATA
                                                    (In thousands, except per share data)

                                                                       Year Ended December 31,
                                      --------------------------------------------------------------------------------------
                                             1996 (6)             1995             1994             1993             1992
                                      --------------------------------------------------------------------------------------
Consolidated Income Statement
Data
Net Sales (1)                                 $124,771         $117,516         $105,416          $79,982          $84,219
Cost of Sales                                  101,981          100,106           88,138           66,360           68,614
                                      --------------------------------------------------------------------------------------
Gross Profit                                    22,790           17,410           17,278           13,622           15,605
General & Administrative Exp. (2)                9,908            8,397            8,584            7,881            5,955
                                      --------------------------------------------------------------------------------------
Income from Operations                          12,882            9,013            8,694            5,741            9,650
Loss on Disposition of Assets, Net                  --            8,302               --               --               --
Cogeneration Income                                 --          (6,512)               --          (4,404)               --
Other Expenses(Income), Net (3)                (1,127)          (1,198)            (658)              374              464
Interest Expense                                 1,798              892            1,356            3,137            7,752
                                      --------------------------------------------------------------------------------------
Income before Income Taxes and
    Extraordinary Items                         12,211            7,529            7,996            6,634            1,434
Income Tax (Benefit) Expenses (4)                4,697            (424)            2,768            1,921              583
                                      --------------------------------------------------------------------------------------
Income before Extraordinary Items                7,514            7,953            5,228            4,713              851
Extraordinary Items (5)                          (297)               --            (149)          (2,103)              573
                                      --------------------------------------------------------------------------------------
Net Income                                      $7,217           $7,953           $5,079           $2,610           $1,424
                                      --------------------------------------------------------------------------------------
Net income Applicable to Common
    Shares                                       7,217            7,953            5,079            2,610            1,424
                                      --------------------------------------------------------------------------------------
Net Income per Common Share                      $1.79            $1.97            $1.26            $0.68            $0.90
Weighted Average Common Shares
    Outstanding                                  4,036            4,033            4,021            3,323              339


Other Consolidated Operating
Data:
Depreciation and Amortization                   $3,651           $3,342           $4,006           $3,681           $4,089
Capital Expenditures                             7,546            4,865            1,603              900            1,235


Consolidated Balance Sheet Data
                                      --------------------------------------------------------------------------------------
           December 31,                           1996             1995             1994             1993             1992
                                      --------------------------------------------------------------------------------------

Working Capital                                 29,918           17,634           14,296              799              983
Total Assets                                   213,338           74,618           87,817           55,754           63,429
Long Term Debt (Net of  Current
       Maturities)                             100,000            4,625           21,081           14,580           49,525
Redeemable Preferred Stock                          --               --               --               --           15,537
Stockholders' Equity (Deficit)                  48,093           40,735           32,662           27,390         (18,765)

----------------------------------------------------------------------------------------------------------------------------

1) The increase in net sales for the year ended December 31, 1994 reflects the impact of the acquisition of the Endura Products Division on June 30, 1994. The division contributed $18.1 million to the Company's net sales for the last six months of 1994. For the year ended December 31, 1995, the division contributed $37.3 million to the Company's net sales.

2) General and administrative expenses for 1992 reflect a $487,000 gain as a result of reimbursement by BCC to the Company of certain environmental remediation costs.

3) Other expenses (income) for the 1996, 1995 and 1994 periods include $1,719,000, $1,718,000 and $1,146,000 respectively, of amortized income related to a deferred gain on a sale/leaseback transaction. On April 29, 1994, the Company sold and leased back certain operating assets at the Brattleboro, Vermont mill. The sale of these assets resulted in a book gain of $17,187,000. This gain is being amortized over the ten-year life of the lease.

4) From its inception through December 31, 1991, the Company generated net operating losses. For the year ended December 31, 1992, the Company generated net income and recognized an income tax provision of $583,000 and a partially offsetting extraordinary tax credit of $573,000 from partial utilization of net operating loss carry-forwards. For the year ended December 31, 1993, the Company generated net income and recognized an income tax provision of $1,921,000. For the year ended December 31, 1994, the Company generated net income and recognized an income tax provision of $2,768,000. For the year ended December 31, 1995, the Company generated net income and recognized an income tax benefit of ($424,000) due primarily to the release of valuation allowances.

5) Extraordinary items for 1993 include a $3,518,000 loss related to the early extinguishment of debt and a fee in connection with the termination of an interest rate collar agreement, net of an income tax benefit of $1,415,000. Extraordinary items for 1994 include a $248,000 loss related to the early extinguishment of debt, net of an income tax benefit of $99,000. Extraordinary items for 1996 include a $495,000 loss related to the early extinguishment of debt, net of an income tax benefit of $198,000.

6) CPG and Arcon were both acquired on October 31, 1996. These two acquisitions in aggregate added $20,200,000 in net sales for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On April 29, 1994, the Company entered into a financing agreement and lease agreement with The CIT Group/Business Credit, Inc. and The CIT Group/Equipment Financing, Inc., respectively (collectively "CIT"). Pursuant to the lease agreement, the cylinder paper machine and certain related operating assets at the Company's mill in Brattleboro, Vermont were sold to CIT and leased back to the Company. The Company received proceeds of $25.0 million from the sale of such assets, of which $12.7 million and $5.3 million were used to repay in full the Company's outstanding term loan and revolving line of credit with Wells Fargo Bank. Pursuant to this financing agreement CIT also provided the Company with a revolving credit facility of $15.0 million and a term loan of $17.0 million. The term loan was predicated on the completion of an acquisition which was scheduled to close in June 1994.

On June 30, 1994, the Company acquired the assets of a saturated specialty business (Endura) from W.R. Grace & Co. for a total purchase price of $26.4 million plus $1.0 million of acquisition expenses paid. Twenty million dollars of the purchase price was financed by the term loan and revolving loan credit facility described above. The balance of the purchase price was paid using $7.4 million of cash reserves of the Company.

On March 22, 1995, the Company sold the assets of its Lewis mill and the Company's gasket business to Armstrong World Industries Inc. ("Armstrong") for $12,933,000 (the "Sale"). As part of the Sale, inventory in the amount of $1,080,000 was sold at book value to Armstrong. The net book value of the assets sold was $19,311,000 and total expenses relating to the Sale were $1,924,000. This transaction resulted in a loss of $8,302,000 before taxes. The Company used a substantial portion of the proceeds to retire outstanding indebtedness. The remaining proceeds were added to working capital.

On October 31, 1996, the Company acquired all of the outstanding stock of CPG. CPG operates five paper mills and manufactures a diverse portfolio of specialty fiber-based products for industrial and technical markets. Annual sales revenue approximates $95.0 million.

On October 31, 1996, the Company also acquired all of the outstanding stock of Arcon. Arcon operates one converting facility and manufactures colored binding and stripping tapes and edge cover materials sold primarily into the office products, checkbook and book binding markets. Annual sales revenue approximates $28.0 million.

Both of the 1996 acquisitions were financed with proceeds from the issuance of $100,000 million in senior notes. These notes are non-amortizing, have a ten year term and carry a fixed interest rate of 9.375%. The aggregate purchase price for both CPG and Arcon, including acquisition costs, was approximately $91.5 million. Additionally, the Company incurred approximately $4.5 million in financing costs. The balance of the proceeds from the senior note offering was added to the cash reserves of the Company.

The Company's income from operations improved from $5.7 million in 1993 (7.1% of sales) to $12.9 million in 1996 (10.3% of sales). This improvement is largely attributable to the added sales volume that resulted from the 1994 and 1996 acquisitions. Additionally, the Company is benefiting from improved manufacturing efficiencies due to equipment upgrades at several of its facilities.

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

Results of Consolidated Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.

----------------------------------------------------------------------------------------------------------------------
                                                                      1996              1995              1994
                                                               -------------------------------------------------------
Net Sales                                                            100.0%            100.0%            100.0%
Cost of Sales                                                         81.7              85.2              83.6
                                                               -------------------------------------------------------
Gross Profit                                                          18.3              14.8              16.4
General and Administrative Expenses                                    7.9               7.1               8.2
                                                               -------------------------------------------------------
Income from operations                                                10.4               7.7               8.2
Loss on Disposition of Assets, other (Income)
Expenses and Cogeneration Income, net                                 (0.9)              0.5              (0.6)
Interest Expense                                                       1.5               0.8               1.2
                                                               -------------------------------------------------------
Income Before Income Taxes                                             9.8               6.4               7.6
Net Effect of Income Taxes and Extraordinary Tax                       4.0              (0.4)              2.8
Benefit
                                                               -------------------------------------------------------
Net Income                                                             5.8%              6.8%              4.8%
----------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996 Compared To Year Ended December 31, 1995

Net sales increased 6.2% to $124.8 million in 1996 from $117.5 million in 1995.

The Company acquired CPG and Arcon on October 31, 1996. These acquisitions added $20.2 million in sales revenue over the final two months of 1996. In March 1995 the Company sold its gasket business to Armstrong. This caused its gasket product revenue to decline by $6.7 million in 1996 as compared to 1995.

For the balance of the Company's markets, office products sales declined by 5.1% ($2.9 million) to $54.4 million in 1996 from $57.3 million in 1995. Sales of saturated specialties decreased by 9.4% ($3.4 million) to $32.8 million in 1996 from $36.2 million in 1995. Book cover sales declined by .6% ($.1 million) to $15.7 million in 1996 from $15.8 million in 1995. These sales declines were primarily due to sluggish economic conditions which existed in the Company's markets during the first half of 1996.

Gross profit margin increased to 18.3% in 1996 from 14.8% in 1995. This improvement is primarily due to lower prices for pulp and recycled fiber and to improved manufacturing efficiencies resulting from equipment upgrades.

General and administrative expenses increased to $9.9 million (7.9% of sales) in 1996 from $8.4 million (7.1% of sales) in 1995. This increase is primarily due to the acquisition of CP Gand Arcon.

Income from operations increased to $12.9 million (10.4% of sales) in 1996 from $9.0 million (7.7% of sales) in 1995. This improvement is due to the higher sales level brought about by the acquisitions, lower raw material prices and improved manufacturing efficiencies.

Other income was $1.1 million in 1996 as compared to $1.2 million in 1995. On April 29, 1994 the Company sold and leased back certain operating assets at the Brattleboro, Vermont mill. The sale of these assets resulted in a deferred gain of $17.2 million which is being amortized at the rate of $1.7 million per year. This other income is offset in part by amortization of organizational and financing costs and goodwill.

Interest expense increased to $1.8 million in 1996 as compared to $.9 million in 1995. This increase is due to the debt incurred to fund the 1996 acquisitions.

Income taxes were $4.7 million or 38.5% of the taxable income in 1996. In 1995 there was an income tax benefit of $40 million which reflects the reversal of a $3.0 million valuation allowance.

Year Ended December 31, 1995 Compared  To Year Ended December 31, 1994

Net sales increased 11.5% to $117.5 million from $105.4 million in 1994. Net sales for 1995 included the first full year of sales from the Endura Products Division which was acquired by the Company on June 30, 1994.

Sales of office products materials increased 2.2% ($1.2 million) to $56.1 million in 1995 from $54.9 million in 1994. This increase was primarily due to strong order levels which the Company believes were principally related to positive economic conditions during the first half of 1995. Sales of Endura products were $37.3 million, compared to $18.1 million in sales in 1994. Such sales commenced upon the acquisition of this product line in June 1994. Sales of gasket materials decreased 52.3% ($9.1 million) to $8.3 million in 1995 from $17.4 million in 1994, as a result of our sale of the Lewis mill and gasket business in March of 1995. Sales of book cover materials increased 5.3% ($0.8 million) to $15.8 million in 1995 from $15.0 million in 1994.

Gross profit margin decreased to 14.8% in 1995 from 16.4% in 1994. This decline was primarily due to higher purchase prices for pulp and recycled fiber and higher lease expenses related to sale-leaseback financing entered into in April 1994. These increased costs were offset in part by higher selling prices and the benefits of an upgrade to the Brattleboro, Vermont paper machine in October 1995 which allowed greater use of lower-cost recycled fiber to manufacture the office products line. See "Manufacturing-Brattleboro Mill."

General and administrative expenses decreased to $8.4 million (7.1% of net sales) in 1995 from $8.6 million (8.2% of net sales) in 1994. This decrease resulted from reduced levels of expenses due to the sale of the Company's gasket business and lower premiums for Directors and Officers insurance.

Income from operations increased to $9.0 million (7.7% of net sales) in 1995 from $8.7 million (8.2% of net sales) in 1994. This increase resulted primarily from lower levels of general and administrative expenses described above, offset in part by higher costs for pulp and secondary fiber.

Other income was $1.2 million in 1995 as compared to $0.7 million in 1994. Other income in 1995 was positively impacted by the amortization of $1.7 million in deferred gain on the sale-leaseback transaction. On April 29, 1994, the Company sold and leased back certain operating assets at the Brattleboro, Vermont mill. The sale of these assets resulted in a deferred gain of $17.2 million which is being amortized over the ten-year life of the lease.

Interest expense decreased to $0.9 million in 1995 from $1.4 million in 1994. This decrease was due to lower levels of debt resulting primarily from debt repayment using proceeds from the Lewis mill sale.

Income tax benefit was $0.4 million in 1995. This represents an effective tax rate of (5.6%) and reflects the reversal of a $3.0 million valuation allowance. Income tax expense was $2.8 million in 1994 which represented an effective tax rate of 34.6% and reflects utilization of $21.4 million of net operating loss carry-forwards.

Liquidity And Capital Resources

As of December 31, 1996, the outstanding balance of the Company's senior note issue was $100 million. These notes have a ten-year term, are non-amortizing, and carry a fixed interest rate of 9.375%. Additionally, the Company has a $15.0 million revolving credit facility with $0.0 million outstanding as of December 31, 1996. This revolving credit facility is being increased to $20.0 million during the first quarter of 1997.

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities totaled approximately $17.1 million, $8.1 million and $4.2 million in 1996, 1995 and 1994, respectively. Cash flows from investing activities include additions to property, plant and equipment of $8.5 million, $4.9 million and $1.6 million in 1996, 1995 and 1994, respectively. The Company believes that cash flow from operations, plus amounts available under credit facilities, will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

The Company intends to pursue strategic acquisitions, such as those completed in 1994 and 1996, that will enhance its range of products. Any such acquisition could require the Company to secure independent debt or equity financing to complete the transaction.

Inflation

The Company attempts to minimize the effect of inflation on earnings by controlling operating expenses. During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on the Company's results of operations. The Company purchases raw materials which are subject to cyclical changes in costs that may not reflect the rate of general inflation.

Seasonality

The Company's business is seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income. This seasonality is the result of a lower level of purchasing activity in the third quarter, since many converters shut down their operations during portions of July.

New Accounting Standards

In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement is required to be adopted by the Company in 1997. The Company has yet to analyze in detail the potential impact on its financial statements upon adoption of this pronouncement.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is required to be adopted by the Company in 1997. The Company has yet to analyze the potential impact on its financial statements upon adoption of this pronouncement.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III

Item 10.   Directors and Executive Officers

See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the Company's executive officers.

The information required by this item with respect to the Company's directors is presented under the caption entitled "Election of Directors" of the Company's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement"), and is incorporated herein by reference.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement, and is incorporated herein by this reference.

Item 11.  Executive Compensation and Other Information

The information required by this item is incorporated herein by reference to the information presented under the caption entitled "Executive Compensation and Other Information" of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information presented under the caption entitled "Certain Transactions" of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)(2)   Index to Consolidated Financial Statements

         The consolidated financial statements required by this item are submitted beginning on page 25 of this Form 10-K.

                                                                                                 Page
                                                                                                 ----
         Report of Independent Accountants.................................................        24
         Consolidated Balance Sheets as of December 31, 1996 and 1995......................        25
         Consolidated Statements of Income for the years ended
                  December 31, 1996, 1995 and 1994.........................................        26
         Consolidated Statements of  Stockholders' Equity for the years ended
                  December 31, 1996, 1995 and 1994.........................................        27
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994.........................................        28
         Notes to Consolidated Financial Statements........................................        29

(a)(2)   Index to Consolidated Financial Statement Schedule


         Report of Independent Accounts....................................................        45
         Schedule II - valuation and Qualifying Accounts Reserves..........................        29


(a)(3)   Index to Exhibits

         See Index to Exhibits beginning on page ____.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

(c)      Exhibits

         The exhibits required by this Item are listed  under Item 14(a)(3)

(d)      Consolidated Financial Statement Schedule

         The consolidated financial statement schedule required by this item is listed under Item 14(a)(2).

                                      23

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FiberMark, Inc.

We have audited the accompanying consolidated balance sheet of FiberMark, Inc. as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of FiberMark, Inc. as of December 31, 1995 and 1994 were audited by other auditors whose report dated January 26, 1996 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

January 31, 1997



                               Vt. Reg. No. 92-0000241

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FiberMark, Inc.

     We have audited the consolidated balance sheets of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) (the "Company") as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basi, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

     In our opinion, the consolidated Financial statements referred to above present fairly, in all materail respects, the consolidate financial position of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) at December 31, 1995 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand
COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 26, 1996

                                  FIBERMARK, INC.
                            Consolidated Balance Sheets
                            December 31, 1996 and 1995

                                  (In Thousands)

          ASSETS                                                                                 1996              1995
                                                                                                 ----              ----
Current assets:
    Cash                                                                                     $      14,342    $       1,518
    Accounts receivable, net of allowances of $333
       in 1996 and $253 in 1995                                                                     20,847            9,406
    Cogen receivable (note 3)                                                                        1,785            1,680
    Inventories (note 4)                                                                            29,293           16,856
    Other                                                                                            1,693            2,948
    Deferred income taxes (note 9)                                                                   2,090              162
                                                                                             -------------    -------------

          Total current assets                                                                      70,050           32,570

Long-term Cogen receivable (note 3)                                                                      0            1,832
Property, plant and equipment, net (note 5)                                                         89,696           33,551
Goodwill, net                                                                                       46,950              500
Other intangible assets, net                                                                         5,642            2,199
Deferred income taxes (note 9)                                                                           0            3,966
                                                                                             -------------    -------------

          Total assets (note 6)                                                              $     212,338    $      74,618
                                                                                             =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt (note 6)                                                           0            1,688
    Accounts payable                                                                                15,085            7,702
    Accrued liabilities                                                                             25,047            5,546
                                                                                             -------------    -------------

          Total current liabilities                                                                 40,132           14,936
                                                                                             -------------    -------------

Long-term debt, less current portion (note 6)                                                      100,000            4,625
Deferred gain (note 7)                                                                              12,603           14,322
Deferred income taxes (note 9)                                                                      11,510                0
                                                                                             -------------    -------------

          Total long-term liabilities                                                              124,113           18,947
                                                                                             -------------    -------------

          Total liabilities                                                                        164,245           33,883
                                                                                             -------------    -------------

Commitments and contingencies (note 18) Stockholders' equity (notes 8 and 17):
    Preferred stock - par value $.001 per share;
       2,000,000 shares authorized and none issued                                                       0                0
    Common stock, par value $.001 per share;
       20,000,000 shares authorized
       4,039,092 shares issued and outstanding in 1996 and
       4,033,432 shares issued and outstanding in 1995                                                   4                4
    Additional paid-in capital                                                                      44,733           44,713
    Unearned compensation                                                                                0             (121)
    Retained earnings (accumulated deficit)                                                          3,356           (3,861)
                                                                                             -------------    --------------

          Total stockholders' equity                                                                48,093           40,735
                                                                                             -------------    -------------

          Total liabilities and stockholders' equity                                         $     212,338    $      74,618
                                                                                             =============    =============

See accompanying notes to consolidated financial statements.

                                FIBERMARK, INC.
                        Consolidated Statements of Income
                   Years ended December 31, 1996, 1995 and 1994

                      (In Thousands Except Per Share Amounts)


                                                                              1996               1995              1994
                                                                              ----               ----              ----
Net sales                                                                  $     124,771       $   117,516     $    105,416

Cost of sales                                                                    101,981           100,106           88,138
                                                                         ---------------     -------------    -------------

          Gross profit                                                            22,790            17,410           17,278

Selling, general and administrative expenses                                       9,908             8,397            8,584
                                                                         ---------------     -------------    -------------

          Income from operations                                                  12,882             9,013            8,694
                                                                         ---------------     -------------    -------------


Other (income) expense, net                                                       (1,030)           (1,198)            (658)

Loss on sale of assets (note 12)                                                       0             8,302                0

Cogeneration income (note 3)                                                         (97)           (6,512)               0

Interest expense                                                                   1,798               892            1,356
                                                                         ---------------     -------------    -------------


          Income before income taxes and
                extraordinary items                                               12,211             7,529            7,996

Income tax (benefit) expense (note 9)                                              4,697              (424)           2,768
                                                                         ---------------     --------------   -------------


          Income before extraordinary items                                        7,514             7,953            5,228


Extraordinary items:
    Loss on early extinguishment of debt
       (net of income tax benefit of $198 in
       1996 and $99 in 1994) (note 6)                                               (297)                0             (149)
                                                                         ----------------    -------------    --------------

          Net income                                                     $         7,217     $       7,953    $       5,079
                                                                         ===============     =============    =============


Earnings per common share:
    Income before extraordinary items                                    $         1.86      $      1.97      $       1.30
    Extraordinary items                                                        (0.07)               0.00          (0.04)
                                                                         ------------        -----------      ----------

          Net income                                                     $         1.79      $      1.97      $       1.26
                                                                         ==============      ===========      ============

See accompanying notes to consolidated financial statements.

                                  FIBERMARK, INC.
                   Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1996, 1995 and 1994

                         (In Thousands Except Share Amounts)

                                                                                                                Total
                                                                      Additional                        Accumulated  Stockholders'
                                               Common       Stock       Paid-In     Unearned Earnings            Equity
                                               Shares       Amount      Capital        Compensation      (Deficit)      (Deficit)
                                               ------       ------      -------        ------------      ---------       --------
Balance at December 31, 1993                  4,018,964     $    4     $    44,641      $    (362)      $  (16,893)     $   27,390


    Exercise of stock options                    14,468          0              72              0                0              72
    Amortization of unearned compensation             0          0               0            121                0             121
    Net income                                        0          0               0              0            5,079           5,079
                                             ----------    -------    ------------      ---------      ------------    -----------

Balance at December 31, 1994                  4,033,432          4          44,713           (241)         (11,814)         32,662

    Amortization of unearned compensation             0          0               0            120                0             120
    Net income                                        0          0               0              0            7,953           7,953
                                             ----------    -------    ------------      ---------      ------------    -----------

Balance at December 31, 1995                  4,033,432          4          44,713           (121)          (3,861)         40,735

    Exercise of stock options                     5,660          0              20              0                0              20
    Amortization of unearned compensation             0          0               0            121                0             121
    Net income                                        0          0               0              0            7,217           7,217
                                             ----------    -------    ------------      ---------      ------------    -----------

Balance at December 31, 1996                  4,039,092     $    4     $    44,733      $       0       $    3,356     $    48,093
                                             ----------    -------    ------------      ---------      ------------    -----------
                                             ----------    -------    ------------      ---------      ------------    -----------

See accompanying notes to consolidated financial statements.

                                FIBERMARK, INC.
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994

                                 (In Thousands)

                                                                                1996             1995              1994
                                                                                ----             ----              ----
Cash flows from operating activities:
    Net income                                                            $        7,217      $      7,953     $      5,079
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                               3,651             3,342            4,006
       Amortization of deferred gain                                              (1,719)           (1,718)          (1,146)
       Write off of deferred debt costs and other deferred charges                   495                27              248
       Amortization of unearned compensation                                         121               120              121
       Loss on sale of assets                                                          0             8,302                0
       Gain on sale of property, plant and equipment                                   0                (8)               0
       Cogeneration income                                                           (97)           (6,512)               0
       Changes in operating assets and liabilities:
          Accounts receivable                                                      1,475             1,821           (1,833)
          Inventories                                                             (1,431)             (301)          (3,192)
          Other                                                                    1,022             1,983           (2,812)
          Accounts payable                                                           357            (3,262)           3,907
          Accrued liabilities                                                      3,577                96              651
          Deferred taxes                                                           2,406            (3,724)            (862)
                                                                         ---------------     --------------   --------------

          Net cash provided by operating activities                               17,074             8,119            4,167
                                                                         ---------------     -------------    -------------

Cash flows used for investing activities:
    Cogeneration receipt                                                           2,000             3,000                0
    Cogeneration expense paid                                                          0                 0              (27)
    Additions to property, plant and equipment                                    (8,457)           (4,865)          (1,603)
    Kobayashi payments                                                                 0            (5,000)               0
    Additions to organization costs                                                    0              (741)               0
    Net proceeds from sale of property, plant and equipment                            0                17                0
    Acquisition of Endura Products Division                                            0                 0          (27,400)
    Net proceeds from sale of assets                                                   0            12,933                0
    Expenses paid in connection with sale of assets                                    0            (1,744)               0
    Payments for businesses acquired                                             (87,000)                0                0
                                                                         ----------------    -------------    -------------

          Net cash provided by (used in) investing activities                    (93,457)            3,600          (29,030)
                                                                         ----------------    -------------    --------------

Cash flows from financing activities:
    Proceeds from sale-leaseback agreement                                             0             5,000           25,000
    Exercise of stock options                                                         20                 0               72
    Increase in revolving credit line                                             64,159           133,466           97,861
    Payments on revolving credit line                                            (64,159)         (140,759)         (97,522)
    Repayment of senior term debt                                                 (6,313)           (9,275)         (15,038)
    Borrowing of senior term debt                                                      0                 0           17,000
    Refinancing expenses paid                                                          0                 0           (1,581)
    Proceeds from issuance of Series B Senior Notes                              100,000                 0                0
    Debt issue costs                                                              (4,500)                0                0
                                                                         ----------------    -------------    -------------

          Net cash provided by (used in) financing activities                     89,207           (11,568)          25,792
                                                                         ---------------     --------------   -------------

          Net increase in cash                                                    12,824               151              929

Cash at beginning of year                                                          1,518             1,367              438
                                                                         ---------------     -------------    -------------

Cash at end of year                                                      $        14,342     $       1,518    $       1,367
                                                                         ===============     =============    =============

See accompanying notes to consolidated financial statements.

                              FIBERMARK, INC.
                   Notes to Consolidated Financial Statements
                         December 31, 1996 and 1995


(1)   Description of Business

      Specialty Paperboard, Inc. changed its name to FiberMark, Inc. ("FiberMark"). FiberMark operates in a single segment as a manufacturer and converter of specialty fiber-based products. The Company's market focus is in four core product areas: office products, technical specialties, durable specialties and filter products. FiberMark is headquartered in Brattleboro, Vermont and operates ten paper mills and converting facilities located in the eastern and midwestern regions of the United States.


(2)   Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include FiberMark, Inc. and its wholly owned subsidiaries, Endura Products Division ("Endura") beginning July 1994 and Arcon Holdings Corporation ("Arcon") and CPG Investors Inc. ("CPG") beginning November 1996. All significant intercompany transactions and accounts have been eliminated in consolidation.

          Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the average cost method at FiberMark and Endura and the first-in, first-out (FIFO) method at Arcon and CPG.

          Property, Plant and Equipment

          Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets, generally estimated at 3-40 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

          Other Intangible Assets and Goodwill

          Intangible assets include organization and debt issue costs and goodwill. Organization costs of $593,801 and $725,754, net of accumulated amortization of $310,168 and $178,213 as of December 31, 1996 and 1995, respectively, arose in conjunction with the acquisition of the Endura Products Division and are amortized on a straight-line basis over seven years. Debt issue costs of $4,500,000, net of accumulated amortization of $33,000 as of December 31, 1996 are related to the issuance of the Series B Senior Notes and are amortized using the interest method over the life of those notes.

                                  FIBERMARK, INC.
                     Notes to Consolidated Financial Statements


          Other Intangible Assets and Goodwill, continued

          Goodwill of $46,950,000 and $500,000, net of accumulated amortization of $244,000 and $26,000 as of December 31, 1996 and 1995,
          respectively, represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over thirty years. Amortization of intangibles, including goodwill, amounted to $812,000, $576,000, and $712,000 as of December 31, 1996, 1995 and 1994,
          respectively. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

          Deferred Gain

          The deferred gain incurred in connection with the sale-leaseback transaction is being amortized on a straight-line basis over the life of the lease (see note 7).

          Research and Development

          The Company expenses research and development costs as incurred. The costs amounted to $1.2 million, $1.0 million, and $1.1 million for the years ended December 31, 1996, 1995, and 1994, respectively.

          Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Stock-Based Compensation

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Net Earnings Per Share

          The net earnings per share is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during the year. Common stock equivalents are not included in this calculation as their inclusion dilutes the computation by less than 3%.

                                  FIBERMARK, INC.
                    Notes to Consolidated Financial Statements


          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
          Actual results could differ from these estimates.

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

          Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year's presentation.


(3)   Cogeneration Project

      In 1993, the Company entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine") pursuant to which the Company's Latex Fiber Products Division would host a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The Company received $4.4 million in cash in 1993. The Company has a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million, was recorded as income in the first quarter of 1995. Cash payments of $2 million and $3 million were received in May 1996 and 1995, respectively.


(4)   Inventories

      Inventories consist of the following at December 31, 1996 and 1995 ($000):

                                               1996             1995
                                               ----             ----

          Raw materials                   $      11,356       $    5,248
          Work in process                         6,667            5,788
          Finished goods                          8,783            4,937
          Stores inventory                        1,568              636
          Operating supplies                        919              247
                                          -------------       ----------
                    Total inventories     $      29,293       $   16,856
                                          -------------       ----------
                                          -------------       ----------

                                FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(5)   Property, Plant and Equipment

      Property, plant and equipment consists of the following at December 31, 1996 and 1995 ($000):

                                                 1996              1995
                                                 ----              ----
          Land                                $     6,816       $    1,694
          Buildings and improvements               16,666            9,245
          Machinery and equipment                  65,995           28,208
          Construction in progress                 11,234            2,620
                                              -----------       ----------
                                                  100,711           41,767
          Less accumulated depreciation
            and amortization                      (11,015)          (8,216)
                                              -----------       ----------

          Net property, plant and equipment   $    89,696       $   33,551
                                              -----------       ----------
                                              -----------       ----------



      Depreciation expense was $2,839,000, $2,766,000 and $3,294,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


(6)   Debt

      The Company's long-term debt is summarized as follows at December 31, 1996 and 1995 ($000):

                                                                                                 1996              1995
                                                                                                 ----              ----
          Senior term debt from the CIT Group, Inc.  ("CIT"),  interest at prime plus  1.25% or LIBOR  plus  3.0%,  (9.0% at  December  31,  1995), secured by all tangible and intangible assets of the Company,
              due from 1996-2000                                                             $           0    $       6,313

          Series  B  senior  notes  -  interest  at  9-3/8%,   interest  payable
              semi-annually in arrears on April 15 and
              October 15, unsecured, due October 15, 2006                                          100,000                0
                                                                                             -------------    -------------

                                                                                                   100,000            6,313

          Less current portion                                                                           0            1,688
                                                                                             -------------    -------------

          Long-term debt, excluding current portion                                          $     100,000     $      4,625
                                                                                             =============     ============

      The Series B Senior notes are redeemable at the Company's option in whole or in part, on or after October 15, 2001 at redemption prices ranging from 100% to 104.688% of face value. Up to 35% of the notes are redeemable at the Company's option on or prior to October 15, 1999 using the net proceeds of a public equity offering at a redemption price equal to 109.375% of the principal amount plus accrued and unpaid interest thereon subject to certain other conditions as described in the agreement.

      In conjunction  with the issuance of the Series B Senior Notes,  (see note
      11), the Company repaid the senior term debt from CIT then outstanding. As a result, the Company expensed $297,000 of deferred financing costs, net of income tax expense of $198,000. The loss has been reflected in the consolidated statements of income as an extraordinary item.

                               FIBERMARK, INC.
                    Notes to Consolidated Financial Statements

      Approximately, $1,796,807, $1,362,000 and $1,060,000 of interest was paid during the years ended December 31, 1996, 1995 and 1994, respectively.

      The Company has $15,000,000 in available funds through a revolving credit line with the CIT Group, Inc., at December 31, 1996 and 1995. The revolving credit line is subject to a commitment fee payable at the rate of 1/2 of 1% per annum on the daily average unused portion of this line. This fee is payable on a quarterly basis. In addition, the Company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examinations, analyzing and evaluating the collateral.

      In April 1994, the Company expensed $248,000 of deferred debt financing costs, upon early retirement of the Senior term debt. This amount has been treated as an extraordinary item in the consolidated statement of income for the year ended December 31, 1994.

(7)   Leases

      Deferred Gain and Sale-Leaseback

      In April 1994, FiberMark entered into a sale-leaseback agreement with the CIT Group, Inc. ("CIT"). FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000. As a result FiberMark recorded a deferred gain of $17,187,000 which is amortized on a straight-line over the life of the ten year lease. In 1996, 1995 and 1994 the Company amortized $1,719,000, $1,718,000 and $1,146,000, respectively, of the deferred gain into income. At December 31, 1996, accumulated amortization of deferred gain totaled $4,583,000.

      In connection with the sale-leaseback transaction, CIT leased back the fixed assets to FiberMark utilizing a ten-year operating lease. The lease requires quarterly payments of $843,000 for the first five years and quarterly payments of $690,000 for the remaining five years of the lease. Rental expense was $4,426,189, $3,066,585 and $2,044,930 for the years ending December 31, 1996, 1995 and 1994, respectively.

      In December 1995, FiberMark amended the sale-leaseback agreement whereby FiberMark sold a newly constructed wet end machine ("Kobayashi") for $10 million. No gain or loss was recorded on the transaction. FiberMark received $5.0 million of the purchase price from CIT in December 1995, the remaining $5.0 million was placed in escrow and paid during 1996 when all specifications were met. CIT leased back the Kobayashi machine to FiberMark using the remaining 8.5 years of the operating lease discussed above. The amended lease required additional payments including a first quarter payment of $113,000 and quarterly payments of $339,901 for the next 33 quarters.

      Other Leases

      The Company assumed obligations under operating leases for certain machinery, equipment and facilities purchased from CPG on October 31, 1996. Rental expense was $150,000 for the two months ended December 31, 1996. As of December 31, 1996, obligations to make future minimum lease payments were as follows:

          Payments to be made in the years ending December 31 ($000):

              1997                                     $    990
              1998                                          735
              1999                                          700
              2000                                          500
              2001                                          300
              Thereafter                                  1,020
                                                       --------
                                                       $  4,245
                                                       ========

                               FIBERMARK, INC.
                Notes to Consolidated Financial Statements


(8)   Preferred Stock

      At December 31, 1996 and 1995, the Company has 2,000,000 shares of preferred stock authorized with none issued. The Company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.


(9)   Income Taxes

      The components of the provision for income taxes before extraordinary items for the years ended December 31, 1996, 1995 and 1994 are as follows ($000):

                                                            1996              1995               1994
                                                            ----              ----               ----
          Current:
              Federal                                  $        2,548    $       2,557               2,742
              State                                             1,031              743                 890
                                                       --------------    -------------       -------------

                                                                3,638            3,300               3,632

          Deferred                                              1,059           (3,724)               (864)
                                                       --------------    --------------      --------------

          Provision (benefit) for income taxes         $        4,697    $        (424)      $       2,768
                                                       ==============    ==============      =============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below ($000):

                                                                                  December 31, 1996
                                                                         ---------------------------------
                                                                          Deferred Tax        Deferred Tax
                                                                             Assets            Liabilities
                                                                           ----------         ------------
          Accounts receivable                                            $         308        $          0
          Inventory                                                                758                   0
          Property, plant and equipment                                              0              17,684
          Payroll related accruals                                               1,672                   0
          Intangible assets                                                        282                   0
          Miscellaneous reserves                                                   808                   0
          Deferred gain                                                          5,041                   0
          Cogeneration income                                                        0                 605
                                                                         -------------       -------------

                                                                         $       8,869        $     18,289
                                                                         =============       =============

                                      34

                               FIBERMARK, INC.
                    Notes to Consolidated Financial Statements


(9)   Income Taxes, continued

                                                                                                    December 31, 1995
                                                                                            --------------------------------
                                                                                             Deferred Tax      Deferred Tax
                                                                                                Assets          Liabilities
                                                                                               -------          ------------
          Inventory                                                                          $         214    $           0
          Depreciation                                                                                   0            1,180
          Vacation accrual                                                                             306                0
          Reserves                                                                                     234                0
          Organization costs                                                                             0              185
          Miscellaneous                                                                                 80                0
          Net operating loss carryforwards                                                             335                0
          Deferred gain                                                                              5,729                0
          Cogeneration income                                                                            0            1,405
                                                                                             -------------    -------------
                                                                                             $       6,898    $       2,770
                                                                                             =============    =============

      SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the year ended December 31, 1995, the Company reduced the valuation allowance to $0. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

      A reconciliation of income taxes from continuing operations at the United States statutory rate to the effective rate for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                              1996               1995              1994
                                                                              ----               ----              ----
          U.S. federal rate                                                   34.0%                34.0%          34.0%
          Decrease in valuation allowance                                      0.0%               (49.9%)         (7.2%)
          State taxes net of federal benefit                                   5.8%                 5.9%           6.9%
          Other                                                               (1.4%)                4.4%           0.9%
                                                                            ---------        ------------       -------
          Effective tax rate                                                  38.4%                (5.6%)         34.6%
                                                                            =========        =============        =====

      Income taxes paid during 1996, 1995 and 1994 were  $3,698,000,  $3,130,000 and $1,728,000, respectively.


(10) Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 1996.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(11) Acquisitions

      1996 Acquisitions

      The Company purchased all of the outstanding stock of Arcon Holdings ("Arcon") as of October 31, 1996. Concurrently with the transfer of the purchase price to the stockholders of Arcon, the stockholders agreed to repay all amounts owed under Arcon's revolver and term loans and repurchase and cancel warrants then outstanding.

      The Company also purchased all of the issued and outstanding common stock of CPG Investors Inc. ("CPG") on October 31, 1996. Concurrently with the transfer of the purchase price to the stockholders of CPG, the stockholders agreed to repay all amounts owed under CPG's revolving and term loans.

      The aggregate purchase price of CPG and Arcon was approximately $91,500,000 which includes costs of the acquisitions. The acquisitions were financed through the issuance of senior notes in the amount $100,000,000 and were accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This treatment resulted in approximately $46,668,000 of cost in excess of net assets acquired. Such excess, or goodwill, is being amortized on a straight-line basis over thirty years. The 1996 consolidated results include Arcon and CPG's results of operations from the date of the acquisitions through the end of the year.

      The following summarized unaudited proforma results of operations for the years ended December 31, 1996 and 1995, assumes the Arcon and CPG acquisitions occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                      Unaudited
                                               -------------------------
                                                   1996           1995
                                                   ----           ----
          Net sales                            $  227,822     $  239,464
          Net income                               12,757         10,822
          Net income per common share                3.16           2.68

      The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.


      1994 Acquisition

      On June 30, 1994, the Company acquired through its wholly owned subsidiaries, substantially all of the assets and liabilities of the Endura Products Division of W.R. Grace ("Endura"). Endura is engaged in the manufacture, conversion, saturation and coating of specialty papers at facilities located in Quakertown, Pennsylvania and Ownesboro, Kentucky. The results of operations for Endura have been included in the consolidated results of operation since the acquisition date. Under the terms of the purchase agreement, the total purchase price was approximately $26,400,000 plus $1,000,000 of acquisition expenses paid. A portion of the purchase price was financed by CIT pursuant to a $17,000,000 term loan. The balance of the purchase price was paid using $3,000,000 provided by CIT to the Company under a revolving line of credit and using cash reserves of the Company.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements



(11) Acquisitions, continued

      1994 Acquisition, continued

      The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on the fair values resulting in goodwill of approximately $526,000 which is being amortized over 30 years.

      The following summarized unaudited pro forma results of operations for the year ended December 31, 1994, assumes the Endura acquisition occurred as of the beginning of the respective period (dollars in thousands except per share amounts):
                                                      Unaudited
                                                      ---------
          Net sales                                   $ 124,656
          Net income                                      5,510
          Net income per common share                      1.37

      The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.




(12) Sale of Assets

      On March 22, 1995, the Company sold the assets of its Lewis Mill and the Company's gasket business to Armstrong World Industries Inc. ("Armstrong") for $12,933,000 (the "Sale"). As part of the sale, inventory in the amount of $1,080,000 was sold at book value to Armstrong. The net book value of the assets sold was $19,311,000 and total expenses relating to sale are estimated at $1,924,000. At December 31, 1995, $1,744,000 of these expenses had been paid; the remaining expenses were accrued in 1995 and paid in 1996. This transaction resulted in a loss of $8,302,000 before taxes. Approximately $160,000 of the purchase price was held by Armstrong pending the receipt of a New York State tax clearance certificate. This payment was received by the Company in May 1995. The Lewis mill was part of a two-mill division located at the Company's Latex Fiber Products Division in Beaver Falls, New York.


(13) Related Party Transactions

      The Company paid a management fee of $250,000 for the years ended December 31, 1996, 1995 and 1994, to an equity owner, MDC Management Company ("MDC"). The Company has a management agreement with MDC which calls for an annual fee of $250,000 through 1996. In 1996 the Company also paid MDC $250,000 in conjunction with the CPG and Arcon acquisitions.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(14) Retirement Plans

      The Company has a defined  contribution  plan  (salaried and hourly) and a
      defined  benefit   (hourly)   retirement  plan  for  FiberMark   employees
      (excluding Arcon and CPG employees).

      Defined Contribution Plan

      The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the Company matching 50% of the first 6%. Defined contribution expense for the Company was $229,000, $193,000, and $163,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Defined Benefit Plan

      The defined benefit plan is an ERISA and IRS-qualified plan based upon the negotiated benefit and years of service in the collective bargaining agreement between the Unions and the Company. Plan assets are invested in an insurance company general account. The Company annually contributes at least the minimum amount as required by ERISA.

                                                                                                Years ended December 31,
                                                                                             -------------------------------
                                                                                                         ($000)
                                                                                                 1996              1995
       Actuarial present value of accumulated and projected benefit obligations:
              Vested                                                                         $      (1,411)   $      (1,127)
              Nonvested                                                                               (134)            (219)
                                                                                             --------------   --------------

                                                                                                    (1,545)          (1,346)
          Plan assets at fair value                                                                  1,360              869
                                                                                             -------------    -------------

          Projected benefit obligation in excess of plan assets                                       (185)            (477)
          Unrecognized net loss                                                                          0               49
          Unrecognized transition obligation                                                            21               24
          Unrecognized prior service costs                                                              90               96
          Adjustment required to recognize minimum liability                                          (111)            (169)
                                                                                               ------------        ---------

              Accrued pension cost                                                           $        (185)   $        (477)
                                                                                             ==============   ==============

      Total pension expense includes the following components:

                                                                                               Years ended December 31
                                                                                             -----------------------------
                                                                                                         ($000)

                                                                                                 1996              1995

          Service cost - benefits earned during the period                                   $         126    $         111
          Interest cost on projected benefit obligation                                                101               86
          Actual return on plan assets                                                                (133)            (103)
          Net amortization and deferral                                                                 69               40
                                                                                             -------------    -------------
              Net periodic pension expense                                                   $         163    $         134
                                                                                             =============    =============

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(14) Retirement Plans, continued

      Pension expense was approximately $116,000 for the year ended December 31, 1994. The benefit obligations as of December 31, 1996 and 1995 were calculated using an average discount rate of 7.5% and 7.0%, respectively. A long-term rate of return of 9% was used to calculate the 1996 and 1995 net periodic pension expense.


      CPG employees are covered by a noncontributory defined benefit plan. This is an ERISA and IRS-qualified plan which has benefits based on stated amounts for each year of credited service. The plan's assets consist principally of equity securities, government and corporate debt securities and other fixed income obligations.


      The following table presents the funded status of the Company's pension plan and the net pension liability included in the consolidated balance sheet (in thousands):

          Actuarial present value of benefit obligations:
              Vested benefits                                                                $      (6,827)
              Nonvested benefits                                                                      (517)
                                                                                             --------------

                    Projected benefit obligation                                                    (7,344)

          Fair value of plan assets                                                                  5,651

                    Funded status                                                                   (1,693)

          Unrecognized net gain                                                                        102
          Additional minimum liability                                                                (102)

                    Net pension liability                                                    $      (1,693)
                                                                                             ==============


      Net periodic pension expense for the two months ended December 31, 1996 included the following components (in thousands):

          Service cost                                                                       $          42
          Interest cost on projected benefit obligation                                      83
          Actual return on plan assets                                                                 (80)
          Net amortization and deferral                                                                 (7)
                                                                                             --------------

                    Net periodic pension expense                                             $          38
                                                                                             =============

      The benefit obligation as of December 31, 1996 was calculated using a discount rate of 7.5%. A long-term rate of return of 9% was used to calculate the net periodic pension expense.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(15) Postretirement Benefits Other Than Pensions

      CPG has benefit plans which provide certain health care and life insurance benefits to eligible employees when they retire. Salaried employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree's length of service. The allowance may be adjusted to reflect annual changes in the Consumer Price Index ("CPI"); however, once the initial allowance has doubled, there will be no further increases.
      Salaried employees hired after January 1, 1993 are not eligible to participate in this retiree medical plan. Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount. The postretirement benefit obligations related to employees who retired prior to the Acquisition were not assumed by the Company and remain the responsibility of prior owners.


      Net periodic postretirement benefits cost for the two months ended December 31, 1996 included the following components (in thousands):

          Service cost                                                                       $          14

          Interest cost on accumulated postretirement benefit obligation                                23
          Net amortizations and deferral                                                                (1)
                                                                                             --------------

                    Postretirement benefits cost                                             $          36
                                                                                             =============

      The following table sets forth the accumulated postretirement benefit obligation included in other liabilities on the Company's consolidated balance sheet (in thousands):

          Accumulated postretirement benefit obligation:
              Fully eligible participants                                                    $        (181)
              Retirees                                                                                (208)
              Other active plan participants                                                          (938)
                                                                                             --------------

          Accumulated postretirement benefit obligation                                             (1,327)

              Unrecognized net loss                                                                     74
                                                                                             -------------

          Accrued postretirement benefit liability                                           $      (1,253)
                                                                                             ==============

      The assumed health care cost trend rate used in measuring future benefit costs was 9%, gradually declining to 6% by 1999 and remaining at that level thereafter. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by $81,368 and the postretirement benefits expense for the two months ended December 31, 1996 by less than $11,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The assumed annual increase in the CPI was 3%.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(16) Significant Business Concentrations

      Approximately 41%, 47%, and 47% of the Company's total 1996, 1995 and 1994 sales, respectively, were concentrated in five customers. In 1996, 1995 and 1994 revenue from a single customer was $15,425,000 (12% of total sales), $18,933,000 (16% of total sales), and $18,905,000 (18% of total sales), respectively. Sales to a second customer accounted for 10%, 10%, and 11% of total sales in 1996, 1995 and 1994, respectively.


      Approximately 12%, 13%, and 11% of the Company's products were sold to foreign customers (excluding Canada) in 1996, 1995 and 1994, respectively. The principal international markets served by the Company include Asia/Pacific Rim, Latin America, Mexico and Europe.


(17) Stock Option and Bonus Plans

      The Company has three stock option plans which provide for grants of nonqualified or incentive stock options. The 1992 Amended and Restated
      Stock Option Plan ("1992 Plan") is fully granted at 200,948 shares of common stock to management of the Company. Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.


      The 1994 Stock Option Plan ("1994 Plan") is fully granted at 200,000 shares of common stock to selected officers and employees of the Company. Options granted under the Plan vest at a rate of 20% per year commencing on the one year anniversary of the grant date and 1.66% at the end of each month thereafter. The options are exercisable for a period of ten years from the grant date.


      The 1994 Director Stock Option Plan ("Directors' Plan") authorizes the grant of up to 150,000 shares of common stock to directors who are not otherwise full-time employees of the Company. The Plan was amended in 1996 to increase the authorized shares from 50,000 to 150,000 shares and to allow for an accelerated vesting schedule not to exceed five years. Options will vest and become exercisable based upon target levels set for the fair market value of the common stock or in the event of a merger or asset sale. The options are exercisable for a period of eight years from the date of grant.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(17) Stock Option and Bonus Plans, continued

      The following table sets forth the stock option transactions for the three years ended December 31, 1996:

                                                    1992 Plan                    1994 Plan                 Directors' Plan
                                            -------------------------    ------------------------    ---------------------
                                                            Weighted                     Weighted                   Weighted
                                                Number       Average         Number       Average        Number      Average
                                                  of        Exercise           of        Exercise          of       Exercise
                                                Shares        Price          Shares        Price         Shares       Price
                                               -------      --------        --------     --------       --------     ------
      Outstanding, December 31, 1993               200,948  $  5.00
          Granted                                                               40,000   $  9.50             35,000  $  9.00
          Exercised                                (14,468)    5.00                  0                            0
                                              ------------                 -----------                 ------------

      Outstanding, December 31, 1994               186,480     5.00             40,000      9.50             35,000     9.00
          Granted                                                               44,100     11.75                  0     0.00
          Forfeited                                (24,918)    5.00             (5,400)     9.50                  0     0.00
                                              ------------                 -----------                 ------------

      Outstanding, December 31, 1995               161,562     5.00             78,700     10.76             35,000     9.00
          Granted                                   24,918    20.25            139,150     17.34             90,000    14.12
          Exercised                                 (4,310)    5.00             (1,350)     9.50
          Forfeited                                      0     0.00            (17,850)    10.85             (3,000)    9.00
                                              ------------   ------          ---------     -----       ------------   ------

      Outstanding, December 31, 1996               182,170  $  7.09            198,650    $15.40            122,000  $ 12.78
                                              ============  =======        ===========    ======         ============  =======


      Exercisable, December 31, 1996               157,252  $  5.00             22,646  $  10.44             62,000  $ 12.47

      Weighted average remaining
          contractual life                     5.7 years                    9.3 years                   8.7 years

      The Corporation has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options granted under the plans during 1996 and 1995 as the options were all granted at exercise prices which equaled the market value at the date of the grant. Compensation for the options granted prior to December 31, 1992 at $5.00 per share was measured as of the grant date based upon a fair market value of $8.00 per share as determined by the Board of Directors and is being recognized as expense over the vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                                    1996           1995
                                                    ----           ----
          Net income, as reported                $    7,217     $   7,953
          Net income, pro forma                       7,075         7,918

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements



(17) Stock Option and Bonus Plans, continued

                                                    1996           1995
                                                    ----           ----
          Earnings per share, as reported        $     1.79     $    1.97
          Earnings per share, pro forma                1.75          1.96

      Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 45; and expected lives of ten (10) years.

      Effective January 1, 1994, the Compensation Committee adopted the Executive Bonus Plan, which provides for bonus payments of a percentage of base salary based upon achievement by the Company of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the Company increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. Although the Executive Bonus Plan is subject to annual review by the Committee, the Committee expects it to remain in place for a five-year term.



(18) Commitments and Contingencies

      Environmental Matters

      The Company is subject to various federal, state and local environmental requirements, particularly relating to air and water quality. The Company and its predecessors have spent substantial sums for pollution control facilities to comply with existing regulations. While the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, any failure by the Company to comply with present and future regulations could subject it to future liability or require the suspension of operations.


      Other Matters

      The Company is involved in various legal proceedings in the ordinary course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                               FIBERMARK, INC.
                  Notes to Consolidated Financial Statements


(19) Unaudited Quarterly Summary Information

      The following is a summary of unaudited quarterly summary information for the years ended December 31, 1996 and 1995 ($000 except per share data).

                                                                                              Net Earnings
                                                                                       --------------------------
                                                        Net           Gross
              1996 Quarters                            Sales          Profit             Income           Per Share
              -------------                            -----          ------             ------           ---------
          First                                      $ 24,859       $    3,503       $       1,048       $    0.26
          Second                                       26,086            5,011               1,816            0.45
          Third                                        26,789            5,115               2,093            0.52
          Fourth (1)                                   47,037            9,161               2,260            0.56
                                                    ---------       ----------       -------------       ---------

          Total                                     $ 124,771       $   22,790       $       7,217       $    1.79
                                                    =========       ==========       =============       =========

              1995 Quarters

          First (2)                                 $  35,198       $    4,837       $         465       $    0.12
          Second                                       31,879            4,369               1,572            0.39
          Third (3)                                    24,480            3,750               4,418            1.10
          Fourth                                       25,959            4,454               1,498            0.36
                                                    ---------        ---------        ------------        --------

          Total                                     $ 117,516       $   17,410       $       7,953       $    1.97
          Total                                     $ 124,771       $   22,790       $       7,217       $    1.79
                                                    =========       ==========       =============       =========

     (1) In the fourth quarter of 1996 the Company acquired Arcon Holdings Corporation and CPG Investors, Inc. Net income before extraordinary items for the fourth quarter of 1996 was $2,557,000; per share net income before extraordinary items was $0.63.

     (2) The first quarter of 1995 includes the present value of the Cogeneration receivable of $6,512,000 booked as other income and a net book loss of $8,159,000 resulting from the sale of the Lewis mill. An additional loss of $143,000 was booked in the fourth quarter of 1995.

     (3) In the third quarter of 1995, the Company recognized a tax benefit related to the release of tax valuation allowances.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of FiberMark, Inc.:

     Under date of January 31, 1997, we reported on the consolidated balance sheet of FiberMark, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, which are included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in item (14(a)(2) herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

KPMG PEAT MARKWICK LLP


Burlington, Vermont
January 31, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FiberMark, Inc.


     In connection with our audits of the consolidated financial statements of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) as of December 31, 1995 and 1994 and for each of the two years in the period ended December 31, 1995, which consolidated financial statements are included in the Annual Report on Form 10-K, we have also audited the consolidated financial statement schedule listed in Item 14(a)(2) herein.

     In our opinion, this consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 26, 1996

                               FIBERMARK, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (In thousands)

               Col. A                       Col. B          Col. C            Col. E        Col. F.
               ------                       ------          ------            ------        -------
                                          Balance at       Charged to                        Balance
                                          Beginning        Costs and                         at End
          Description                     of Period        Expenses        Deductions        of Period
          -----------                     ---------        --------        ----------       ----------
        Year Ended December 31, 1996
          Allowances for possible losses
                on accounts receivable      $253             $173               $93            $333
                                            ----             ----               ---            ----
        Year Ended December 31, 1995
          Allowances for possible losses
                on accounts receivable      $258             $104              $109            $253
                                            ----             ----              ----            ----
        Year Ended December 31, 1994
          Allowances for possible losses
                on accounts receivable      $171             $100               $13            $258
                                            ----             ----               ---            ----

Item 14(a)(3)  Exhibits

   Number

2.1(9) Merger Agreement dated as of August 28, 1996 by and among the Registrant (the "Company"), CPG Acquisition Co. ("Acquisition") and CPG Investors Inc. ("Investors").

2.2(9) Stock Purchase Agreement dated as of August 28, 1996 by and among the Company, Arcon Coating Mills, Inc. ("Arcon Mills"), Arcon Holdings Corp. ("Holdings"), the stock-holders of Holdings and various other parties.

2.3(9) Certificate of Merger merging Acquisition with and into Investors filed with the Secretary of State of Delaware on October 31, 1996.

3.1(1) Restated Certificate of Incorporation of the Company as amended through March 25, 1997.

3.2                        Certificate of Ownership and Merger of
                           Fibermark, Inc. with and into Specialty
                           Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997.

3.3(1)                     Restated By-laws.

4.1(1)                     Reference is made to Exhibits 3.1, 3.2 and
                           3.3.

4.2(1)                     Specimen stock certificate.

4.3(9) Indenture dated as of October 15, 1996 (the "Indenture") among the Company, Acquisition, Specialty Paperboard/Endura, Inc. ("Endura") and the Wilmington Trust Company
                           ("Wilmington").

4.4                        Intentionally Omitted

4.5(9) Specimen Certificate of 9 3/8% Series A Senior Note due 2006 (included in Exhibit 4.3 hereof).

4.6(9) Specimen Certificate of 93/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof).

4.7(9) Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof).

10.1(5)                    Lease Agreement dated April 29, 1994,
                           between CIT Group/Equipment Financing Inc.
                           ("CIT/Financing") and the Company.

10.2(5) Security Agreement dated April 29, 1994, between CIT/Financing and the Company.

10.3(5) Grant of Security Interest in Patents, Trademarks and Leases dated April 29, 1994, between the Company and CIT/Financing.

10.4(5)                    Bill of Sale dated April 29, 1994, to
                           CIT/Financing.

10.5(9) Amended and Restated Financing Agreement dated December 31, 1996, between The CIT Group/Business Credit, Inc. ("CIT/Credit") and the Company.

10.6(1)(3)                 Form of Indemnity Agreement entered into
                           between the Company and its directors and executive officers.

10.7(1)(3)                 The Company's 1992 Amended and Restated
                           Stock Option Plan and related form of Option
                           Agreement.

10.08(1)                   Paper Procurement Agreement, between the
                           Company and Acco-U.S.A.

10.09(8) Paper Procurement Agreement, between the Company and Pajco/Holliston, dated February 23, 1995.

10.10(1) Energy Service Agreement (Latex mill), dated as of November 19, 1992, between Kamine and the Company.

10.11(1) Restated Ground Lease, dated as of November 19, 1992, between Kamine and the Company.

10.12(1) Beaver Falls Cogeneration Buyout Agreement, dated as of November 20, 1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the Company.

10.13(2)                   Amendment No. 1 to the Energy Service
                           Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the Company.

10.14(2)                   Consent and Agreement (Energy Services
                           Agreement), dated as of May 7, 1993, by the Company.

10.15(2) First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the Company.

10.16(2) Memorandum of Lease, dated as of May 7, 1993, between Kamine and the Company.

10.17(2) Lessor Consent and Estoppel Certificate, dated as of May 7, 1993, between the Company and Deutsche Bank AG, New York Branch, Ansaldo Industria of America, Inc. and SV Beavers Falls, Inc.

10.18(7)(3)                The Company's 1994 Stock Option Plan and
                           related forms of Option Agreements.

10.19(7)(3)                The Company's 1994 Directors Stock Option
                           Plan and related form of Option Agreement.

10.20(9)(3)                Amendment to the Company's 1994 Directors
                           Stock Option Plan.

10.21(4)(3)                The Company's Executive Bonus Plan.

10.22(9) Deed of Lease between James River Paper Company, Inc. and CPG-Virginia Inc. dated as of October 31, 1993.

10.23(9) Amended and Restated Agreement of Lease between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc. dated June 1, 1988.

10.24(9) Lease Agreement dated November 15, 1995 between IFA Incorporated and Custom Papers Group Inc. ("Custom Papers Group").

10.25(9) Master Lease Agreement dated January 1, 1994 between Meridian Leasing Corp. and Custom Papers Group

10.26(9)                   Master Equipment Lease Agreement dated
                           February 3, 1995 between Siemens Credit
                           Corp. and CPG Holdings Inc.

11.1                       Calculation of per share earnings.

21.1                       List of subsidiaries of the Company.

23.1                       Consent of Independent Auditors.

24.1 Power of Attorney. Reference is made to the signature page.



(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-47954), which became effective March 10, 1993.

(2) Incorporated by reference to exhibits filed with the Company's report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)                        Indicates management contracts or
                           compensatory arrangements filed pursuant to
                           Item 601(b)(10) of Regulation S-K.

(4) Incorporated by reference to exhibits filed with the Company's report on Form 10-K for the year ended December 31, 1993 (No.
                           0-20231).

(5) Incorporated by reference to exhibits filed with the Company's report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6) Incorporated by reference to exhibits filed with the Company's report on Form 8-K, filed July 14, 1994.

(7) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 filed July 18, 1994.

(8) Incorporated by reference to exhibits filed with the Company's report on Form 10-K for the year ended December 31, 1994 (No. 0-20231).

(9) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-4 (No. 333-17471) which became effective on February 11, 1997.

                          SPECIALTY PAPERBOARD, INC.
                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 25th day of March, 1996.

                                                     SPECIALTY PAPERBOARD, INC.
                                                     By  /s/  Alex Kwader
                                                              Alex Kwader
                                                     President and Chief
                                                        Executive Officer

                              POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Kwader and Bruce P. Moore, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                                           Title                                    Date
                    ----------                                          -------                                  ------
                  /s/ Alex Kwader                    President and Chief Executive Officer                     March 25, 1997
--------------------------------------------------
                    Alex Kwader                      (Principal Executive Officer)

                /s/ Bruce P. Moore                   Vice President and Chief Financial Officer                March 25, 1997
 -------------------------------------------------
                  Bruce P. Moore                     (Principal Financial and Accounting Officer)

                /s/ K. Peter Norrie                  Chairman of the Board                                     March 25, 1997
 -------------------------------------------------
                  K. Peter Norrie

               /s/ George E. McCown                  Director                                                  March 25, 1997
 -------------------------------------------------
                 George E. McCown

                 /s/ John D. Weil                    Director                                                  March 25, 1997
--------------------------------------------------
                   John D. Weil

                 /s/ Jon H. Miller                   Director                                                  March 25, 1997
 -------------------------------------------------
                   Jon H. Miller

                /s/ Brian Kerester                   Director                                                  March 8, 1996
 -------------------------------------------------
                  Brian Kerester

             /s/ Fred P. Thompson, Jr.               Director                                                  March 11, 1996
 -------------------------------------------------
               Fred P. Thompson, Jr.

               /s/ Glenn S. McKenzie                 Director                                                  March 25, 1997
--------------------------------------------------
                 Glenn S. McKenzie
