Form 10-Q
period 1997-03-31
FIBERMARK INC; CPG INVESTORS INC; CPG HOLDINGS INC; CUSTOM PAPERS GROUP INC; CPG WARREN GLEN INC; SPECIALTY PAPERBOARD ENDURA INC; ARCON HOLDINGS CORP; ARCON COATING MILLS INC
filed 1997-05-14
CIK 887591, 915030, 1027764, 1027765, 1027766, 1027767, 1027768, 1027769

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1997           or
                               ---------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from                    to
                               ------------------    ---------------------

Commission file number  0-20231
                        -------

                                FIBERMARK, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)


Delaware                                                     82-0429330
--------                                                     ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                161Wellington Road, Brattleboro, Vermont, 05302
                -----------------------------------------------
                   (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock.

   Class                                                      Outstanding

   Common Stock                                               March 31, 1997
   $.001 par value                                            6,064,638

                                FIBERMARK, INC.
                                   I N D E X
                         PART I. FINANCIAL INFORMATION



                                                                   PAGE
                                                                   ----

ITEM 1.      Financial Statements:
             Consolidated Balance Sheets                             3
             March 31, 1997 and December 31, 1996

             Consolidated Statements of Income                       4
             Three Months Ended
             March 31, 1997 and 1996

             Consolidated Statements of Cash Flows                   5
             Three Months Ended
             March 31, 1997 and 1996

             Notes To Financial Statements                         6-7



ITEM 2.      Management's Discussion and Analysis of Financial     8-9
             Condition and Results of Operations



                          PART II.  OTHER INFORMATION


ITEM 6:      Exhibits and Reports on Form 8-K                       10


EXHIBIT 11   Statement Regarding Computations of net Earnings       11
                    Per Share


SIGNATURES                                                          12

                         PART I FINANCIAL INFORMATION
                         ITEM 1, FINANCIAL STATEMENTS

                                FIBERMARK, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                                     Unaudited
                                                                      March 31                    December 31
                                                                    -----------                  ------------
                                                                           1997                          1996
                                                                    -----------                   -----------
                                    ASSETS
CURRENT ASSETS:
    Cash                                                              10,651                        14,342
    Accounts Receivable                                               24,235                        20,847
    Cogen Receivable                                                   1,785                         1,785
    Inventories                                                       31,137                        29,293
    Other                                                              1,879                         1,693
    Deferred Income Taxes                                              2,090                         2,090
                                                                    --------                       -------
           TOTAL CURRENT ASSETS                                       71,777                        70,050

PROPERTY, PLANT AND EQUIPMENT, NET                                    91,801                        89,696
GOODWILL, NET                                                         46,553                        46,950
ORGANIZATIONAL AND FINANCING COSTS                                     5,915                         5,642

TOTAL ASSETS                                                         216,046                       212,338
                                                                    ========                       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                  17,835                        15,085
    Accrued Liabilities                                               23,681                        25,047
    Current Portion of Long Term Debt                                     -                             -
                                                                    --------                       -------
           TOTAL CURRENT LIABILITIES                                  41,516                        40,132

LONG TERM LIABILITIES:
    Senior Term Debt                                                 100,000                       100,000
                                                                    --------                       -------
           TOTAL LONG TERM DEBT                                      100,000                       100,000

    Deferred Gain                                                     12,174                        12,603
    Deferred Income Tax                                               11,510                        11,510
                                                                    --------                       -------
           TOTAL LONG TERM LIABILITIES                               123,684                       124,113

STOCKHOLDERS' EQUITY:
    Common Stock                                                           4                             4
    Additional Paid in Capital                                        44,753                        44,733
    Accumulated Earnings                                               6,089                         3,356
                                                                    --------                       -------
           TOTAL STOCKHOLDERS' EQUITY                                 50,846                        48,093

TOTAL LIABILITY STOCKHOLDERS' EQUITY                                 216,046                       212,338
                                                                    ========                       =======


                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                                FIBERMARK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED


                                                               THREE MONTHS ENDED MARCH 31
                                                              ----------------------------
                                                               1997                  1996
                                                              -------               -------
                                                              ACTUAL                ACTUAL
                                                              -------               -------
Net Sales                                                     $59,442               $24,859
Cost of Sales                                                  48,177                21,356
                                                              -------               -------
Gross Profit                                                   11,265                 3,503
General and Administrative Expenses                             4,416                 1,961
                                                              -------               -------

Income from Operations                                          6,849                 1,542

Other (Income) Expenses, Net                                       72                  (328)
Interest Expense                                                2,258                   180
                                                              -------               -------

Income Before Income Taxes                                      4,519                 1,690

Provision for Income Taxes                                      1,786                   642
                                                              -------               -------
Net Income Applicable to Common Shares                         $2,733                $1,048
                                                              =======               =======

Net Income Per Common Share                                    $ 0.44                $ 0.17
                                                              =======               =======
Weighted Average Common Stock and
  Equivalents Outstanding (1)                                   6,256                 6,129

(1) Current and prior years restated to reflect a 3-for-2 stock split effective May 13, 1997.

                  (The accompanying notes are an integral part of the consolidated financial statements.)

                                FIBERMARK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED


                                                                            THREE MONTHS ENDED
                                                                        -------------------------
                                                                         03/31/97       03/31/96
                                                                        ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                     $   2,733        $  1,048

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and Amortization                                      1,807             796
         Amortization of Deferred Gain                                       (429)           (430)
         Amortization of Unearned Compensation                                                 42

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts Receivable                                               (3,388)         (1,177)
         Inventories                                                       (1,844)             42
         Other                                                               (186)          2,195
         Accounts Payable                                                   2,750            (894)
         Accrued Liabilities                                                3,051             432
                                                                        ---------        --------
                     Net Cash Provided by Operating Activities              4,494           2,054

CASH FLOWS USED FOR INVESTING ACTIVITIES:

         Additions to Property, Plant and Equipment                        (3,274)         (1,917)
         Payment for Business Acquired                                     (4,417)
                                                                        ---------        --------
                Net Cash Provided By (Used In) Investing Activities        (7,691)         (1,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in Revolving Credit Line                                                 27,788
         Payments of Revolving Credit Line                                                (28,565)
         Repayment of Senior Term Debt                                                       (375)
         Exercise of Stock Options                                             20             -
         Deferred Expenses                                                   (514)
         APIC - Unearned Compensation Adjustment                                              (15)
                                                                        ---------        --------
                     Net Cash Used In Financing Activities                   (494)         (1,167)

NET INCREASE (DECREASE) IN CASH                                            (3,691)         (1,030)

CASH AT BEGINNING OF PERIOD                                                14,342           1,518
                                                                        ---------        --------
CASH AT END OF PERIOD                                                   $  10,651        $    488
                                                                        =========        ========

                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                                FIBERMARK, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.    Basis of Presentation:
      ---------------------

The balance sheet as of March 31, 1997 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2.   Inventories:
    -------------

Inventories at March 31, 1997 and December 31, 1996 consisted of the following (000's):

                       (Unaudited)
                        03/31/97    12/31/96

Raw Material           $  12,622   $  11,356
Work in Process            8,889       6,667
Finished Goods             7,157       8,783
Stores Inventory           1,542       1,568
Operating Supplies           927         919

TOTAL INVENTORIES      $  31,137   $  29,293


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

5.   Net Income Per Common Share:
     ---------------------------

Net Income per Common Share is computed by dividing net income by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Weighted average common stock and equivalents outstanding and the net income per common share have been restated to give effect to a 3-for-2 stock split effective May 13, 1997, and to reflect common stock equivalents which were excluded in previous presentations due to their immateriality.

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


                             RESULTS OF OPERATIONS:

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:
--------------------------------------------------------------------------------

Net sales for the first quarter of 1997 were $59.4 million as compared to $24.9 million for the comparable quarter in 1996. $32.3 million of this increase was attributable to the October 31, 1996 acquistion of Custom Papers Group and Arcon Coating Mills. First quarter sales for the markets in which the Company was established prior to the acquisitions were $27.1 million, up 8.8% from the comparable quarter in 1996. Sales in the office products market increased 12.5% to $14.4 million compared to $12.8 million in the first quarter of 1996.
Durable specialty sales increased 7.7% to $8.4 million versus $7.8 million in the comparable 1996 quarter. The book cover component of our technical specialty sales increased 2.5% to $3.9 million as compared to $3.8 million in the first quarter of 1996. The increased sales in all market segments reflect improved economic conditions and increased customer demand.

Gross profit margin increased to 19.0% for the first quarter of 1997 as compared to 14.1% for the comparable quarter in 1996. The majority of this improvement is attributable to reduced fiber costs, and improved productivity--particularly on the Kobayashi paper machine at Brattleboro.

General and administrative expenses increased by $2.5 million primarily due to the impact of the acquisitions. Additional expenses were also incurred relating to the change of the Company's name and switching from Nasdaq to the New York Stock Exchange.

Other expense increased by $.4 million due to higher levels of amortization related to the acquisitions.

Interest expense increased by $2.1 million due to the debt incurred to finance the acquisitions.

Net income for the first quarter of 1997 was $2.7 million or $.44 per share compared to $1.0 million or $.17 per share for the comparable quarter in 1996.

The effective tax rate for the first quarter of 1997 was 39.5% compared to 38.0% for the comparable quarter in 1996.

Liquidity and Capital Resources:
-------------------------------

As of March 31, 1997, the outstanding balance of the Company's senior note issue was $100 million. These notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the Company has a $20.0 million revolving credit facility with $0.0 million outstanding as of March 31, 1997.

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $4,494,000 and $2,054,000 for the three months ended March 31, 1997 and March 31,1996, respectively. During these periods additions to property, plant and equipment were $3,274,000 and $1,917,000 respectively. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

Inflation:
----------

The Company's results of operations have experienced no significant impact due to inflation for the three-month period ended March 31, 1997. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

                          PART II. OTHER INFORMATION

                                                                  Page:
                                                                  ----
Item 6:      Exhibits and Reports on Form 8-K:

I.           Exhibits:

             Exhibit 11   Statement Regarding Computation
                          of Net Earnings Per Share                11


II.          Reports on Form 8-K:

                          On January 14 and January 23, 1997,
                          the Registrant Filed amendments to
                          its current report on Form 8-K
                          Dated October 31, 1996. These
                          amendments supplemented and revised
                          the information contained In Item 7 -
                          Financial Statements, Proforma
                          Financial Information, and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SPECIALTY PAPERBOARD, INC.

Date: May 13, 1997                         /s/ Bruce Moore
                                           -------------------------------
                                           Bruce Moore, Vice President
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)