Form 10-Q
period 1997-06-30
FIBERMARK INC; CPG INVESTORS INC; CPG HOLDINGS INC; CUSTOM PAPERS GROUP INC; CPG WARREN GLEN INC; SPECIALTY PAPERBOARD ENDURA INC; ARCON HOLDINGS CORP; ARCON COATING MILLS INC
filed 1997-08-13
CIK 887591, 915030, 1027764, 1027765, 1027766, 1027767, 1027768, 1027769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934


For the quarterly period ended     June 30, 1997    or
                               --------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


For the transition period from              to
                               ------------    ------------

Commission file number   0-20231
                        ---------

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

               161 Wellington Road, Brattleboro, Vermont, 05302
               ------------------------------------------------
                   (Address of principal executive offices)

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

                            Yes   X             No
                                -----              -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                                Outstanding

           Common Stock                          June 30, 1997
           $.001 par value                       6,070,638

                                FIBERMARK, INC.
                                   I N D E X
                         PART I. FINANCIAL INFORMATION



                                                                                      Page
                                                                                      ----
ITEM 1.        Financial Statements:

               Consolidated Balance Sheets                                               3
                        June 30, 1997 and December 31, 1996

               Consolidated Statements of Income                                         4
                        Three Months and Six Months Ended
                        June 30, 1997 and 1996

               Consolidated Statements of Cash Flows                                     5
                        Six Months Ended
                        June 30, 1997 and 1996

               Notes To Financial Statements                                           6-7



ITEM 2.        Management's Discussion and Analysis of Financial                      8-10
                        Condition and Results of Operations



                             PART II. OTHER INFORMATION


ITEM 6:        Exhibits and Reports on Form 8-K                                         11


EXHIBIT 11     Statement Regarding Computations of net Earnings                         12
                       Per Share

SIGNATURES                                                                              13

                               FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                    Unaudited

                                                                      Unaudited
                                                                        June 30           December 31
                                                                   -------------         -------------
                                                                           1997                  1996
                                                                   -------------         -------------
                             ASSETS
CURRENT ASSETS:
   Cash                                                            $      7,608          $     14,342
   Accounts Receivable                                                   24,423                20,847
   Cogen Receivable                                                           -                 1,785
   Inventories                                                           31,840                29,293
   Other                                                                  2,566                 1,693
   Deferred Income Taxes                                                  2,090                 2,090
                                                                   -------------         -------------
                    TOTAL CURRENT ASSETS                                 68,527                70,050



PROPERTY, PLANT AND EQUIPMENT, NET                                       93,273                89,696
GOODWILL, NET                                                            46,157                46,950
ORGANIZATIONAL AND FINANCING COSTS                                        5,757                 5,642

TOTAL ASSETS                                                       $    213,714          $    212,338
                                                                   =============         =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $     16,228          $     15,085
   Accrued Liabilities                                                   20,295                25,047
   Current Portion of Long Term Debt
                                                                   -------------         -------------
                    TOTAL CURRENT LIABILITIES                            36,523                40,132

LONG TERM LIABILITIES:
   Senior Term Debt                                                     100,000               100,000
                                                                   -------------         -------------
                    TOTAL LONG TERM DEBT                                100,000               100,000

   Deferred Gain                                                         11,744                12,603
   Deferred Income Tax                                                   11,510                11,510
                                                                   -------------         -------------
                    TOTAL LONG TERM LIABILITIES                         123,254               124,113

STOCKHOLDERS' EQUITY:
   Common Stock                                                               4                     4
   Additional Paid in Capital                                            44,789                44,733
   Accumulated Earnings                                                   9,144                 3,356
                                                                   -------------         -------------
                    TOTAL STOCKHOLDERS' EQUITY                           53,937                48,093

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                           $    213,714          $    212,338
                                                                   =============         =============


                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                FIBERMARK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                   Unaudited


                                                          THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                      ----------------------------------       ------------------------------------

                                                           1997                1996                 1997                  1996
                                                      -------------       --------------       --------------        --------------
                                                          Actual              Actual               Actual                Actual
                                                      -------------       --------------       --------------        --------------
Net Sales                                              $    59,415          $    26,086           $  118,857           $    50,945
Cost of Sales                                               48,097               21,075               96,274                42,431
                                                      -------------       --------------       --------------        --------------

Gross Profit                                                11,318                5,011               22,583                 8,514
General and Administrative Expenses                          4,028                2,266                8,444                 4,227
                                                      -------------       --------------       --------------        --------------

Income from Operations                                       7,290                2,745               14,139                 4,287

Other (Income) Expenses, Net                                   (99)                (306)                 (27)                 (634)
Interest Expense                                             2,361                  122                4,619                   302
                                                      -------------       --------------       --------------        --------------

Income Before Income Taxes                                   5,028                2,929                9,547                 4,619

Provision for Income Taxes                                   1,974                1,113                3,760                 1,755
                                                      -------------       --------------       --------------        --------------

Net Income Applicable to Common Shares                 $     3,054          $     1,816          $     5,787           $     2,864
                                                      =============       ==============       ==============        ==============

Net Income Per Common Share                            $      0.49          $      0.30          $      0.92           $      0.47
                                                      =============       ==============       ==============        ==============

Average Number of Shares Outstanding                         6,266(1)              6,053                6,259(2)              6,051


                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)



(1) The cumulative level of vested stock options reached a point during the second quarter which requires the Company to include them in calculating earnings per share. Average number of shares outstanding include 200,656 shares of vested stock options.

(2) The cumulative level of vested stock options reached a point during the second quarter which requires the Company to include them in calculating earnings per share. Average number of shares outstanding include 194,916 shares of vested stock options.

                                FIBERMARK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                                 SIX MONTHS ENDED
                                                                                      --------------------------------------
                                                                                          6/30/97                6/30/96
                                                                                      ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income                                                                   $       5,788           $       2,864

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and Amortization                                                        3,674                   1,621
          Amortization of Deferred Gain                                                         (859)                   (859)
          Amortization of Unearned Compensation                                                                           68

CHANGES IN OPERATING ASSETS AND LIABILITIES:
          Accounts Receivable                                                                 (1,791)                 (2,173)
          Inventories                                                                         (2,547)                    993
          Other                                                                                 (873)                  2,079
          Accounts Payable                                                                     1,143                    (237)
          Accrued Liabilities                                                                   (335)                  1,333
                                                                                      ---------------         ---------------
                   Net Cash Provided by Operating Activities                                   4,200                   5,689

CASH FLOWS USED FOR INVESTING ACTIVITIES:
          Cogeneration Proceeds                                                                                        2,000
          Additions to Property, Plant and Equipment                                          (5,976)                 (3,572)
          Payment for Business Acquired                                                       (4,417)
                                                                                      ---------------         ---------------
                   Net Cash Provided By (Used In) Investing Activities                       (10,393)                 (1,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in Revolving Credit Line                                                                           56,242
          Payments of Revolving Credit Line                                                                          (56,079)
          Repayment of Senior Term Debt                                                                               (4,225)
          Exercise of Stock Options                                                               56                      18
          Deferred Expenses                                                                     (597)
          APIC - Unearned Compensation Adjustment                                                                        (15)
                                                                                      ---------------         ---------------
                   Net Cash Used In Financing Activities                                        (541)                 (4,059)

NET INCREASE (DECREASE) IN CASH                                                               (6,734)                     58

CASH AT BEGINNING OF PERIOD                                                                   14,342                   1,518
                                                                                      ---------------         ---------------

CASH AT END OF PERIOD                                                                  $       7,608           $       1,576
                                                                                      ===============         ===============


                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                                FIBERMARK, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)


1. Basis of Presentation:
   ---------------------

The balance sheet as of June 30, 1997 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2. Inventories:
   -----------

Inventories at June 30, 1997 and December 31, 1996 consisted of the following (000's):

                                               (Unaudited)
                                                 06/30/97      12/31/96
      Raw Material                                $13,255       $11,356
      Work in Process                               7,688         6,667
      Finished Goods                                8,291         8,783
      Stores Inventory                              1,551         1,568
      Operating Supplies                             1055           919

      Total Inventories                           $31,840       $29,293

3. Cogeneration Project:
   --------------------

The Company has entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine"), pursuant to which the Company's Latex Fiber Products Division will be the host for a gas-fired 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The Company received $4.4 million in cash in 1993. The Company has a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million was recorded as income in the first quarter 1995. Cash payments of $3.0, $2.0 and $2.0 million were received in May 1995, May 1996 and May 1997 respectively.

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


OVERVIEW:
--------

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


                            RESULTS OF OPERATIONS:

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996:
-----------------------------------------------------------------------------

Net sales for the second quarter of 1997 were $59.4 million as compared to $26.1 million for the comparable quarter in 1996. $32.3 million of this increase was attributable to the October 31, 1996 acquisition of Custom Papers Group and Arcon Coating Mills. Second quarter sales for the markets in which the Company was established prior to the acquisitions were $27.1 million, up 3.8% from the comparable quarter in 1996. Sales in the office products market increased 11% to $14.1 million compared to $12.7 million in the second quarter of 1996. Durable specialty sales were $9.0 million in the second quarter of 1997, comparable to $9.0 million in the second quarter of 1996. The book cover component of our technical specialty sales decreased slightly to $3.8 million in the second quarter of 1997 as compared to $3.9 million in the comparable quarter in 1996.

Gross profit margin decreased to 19.0% in the second quarter of 1997 as compared to 19.2% for the comparable quarter in 1996. Current year margins were positively impacted by lower fiber prices and productivity gain at the Brattleboro, Vermont mill. These benefits were partially offset by reduced selling prices to customers with whom we have cost-indexed supply contracts. The cost-indexed customers account for approximately 15% of the Company's sales. The new product mix within the Company due to the acquisitions had the effect of slightly reducing margins.

General and administrative expenses increased by $1.8 million in the second quarter of 1997, primarily due to the impact of the acquisitions. Additional expenses were also incurred relating to the change of the Company's name and switching from Nasdaq to the New York Stock Exchange.

Other expense increased by $.2 million in the second quarter of 1997 due to higher levels of amortization related to the acquisitions.

Interest expense increased by $2.2 million due to the debt incurred to finance the acquisitions.

Net income for the second quarter of 1997 was $3.1 million or $.49 per share compared to $1.8 million or $.30 per share for the comparable quarter in 1996.

The effective tax rate for the second quarter of 1997 was 39.3% compared to 38.0% for the comparable quarter in 1996.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.
-------------------------------------------------------------------------

Net sales for the first six months of 1997 were $118.9 million as compared to $50.9 million for the comparable period in 1996. $64.6 million of this increase was attributable to the October 31, 1996 acquisition of Custom Papers Group and Arcon Coating Mills. First six-month sales for the markets in which the Company was established prior to the acquisitions were $54.2 million, up 6.5% from the comparable period in 1996. Sales in the office products market increased 11.8% to $28.5 million compared to $25.5 million in the comparable period in 1996. Durable specialty sales increased 3.6% to $17.4 million in the first six months of 1996, compared to $16.8 million in the comparable period in 1996. The book cover component of our technical specialty sales were $7.7 million in the first six months of 1997, comparable to $7.7 million for the same period in 1996.

Gross profit margin increased to 19.0% in the first six months of 1997 as compared to 16.7% for the comparable period in 1996. Current year margins were positively impacted by lower fiber prices and productivity gain at the Brattleboro, Vermont mill. These benefits were partially offset by reduced selling prices to customers with whom we have cost-indexed supply contracts. The cost-indexed customers account for approximately 15% of the Company's sales. The new product mix within the Company due to the acquisitions had the effect of slightly reducing margins.

General and administrative expenses increased by $4.2 million in the first six months of 1997, primarily due to the impact of the acquisitions. Additional expenses were also incurred relating to the change of the Company's name and switching from Nasdaq to the New York Stock Exchange.

Other expense increased by $.6 million in the first six months of 1997 due to higher levels of amortization related to the acquisitions.

Interest expense increased by $4.3 million due to the debt incurred to finance the acquisitions.

Net income for the first six months of 1997 was $5.8 million or $.92 per share compared to $2.9 million or $.47 per share for the comparable period in 1996.

The effective tax rate for the first six months of 1997 was 39.4% compared to 38.0% for the comparable period in 1996.


Liquidity and Capital Resources:
-------------------------------

As of June 30, 1997, the outstanding balance of the Company's senior note issue was $100 million. These notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the Company has a $20.0 million revolving credit facility with $0.0 million outstanding as of June 30, 1997.

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $4,200,000 and $5,689,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. During these periods additions to property, plant and equipment were $5,976,000 and $3,572,000 respectively. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

Inflation:
---------

The Company's results of operations have experienced no significant impact due to inflation for the six-month period ended June 30, 1997. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

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



                                       FIBERMARK, INC.


Date: August 13, 1997
                                       -------------------------------
                                       Bruce Moore, Vice President,
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)