Form 10-Q
period 1997-09-30
FIBERMARK INC; CPG INVESTORS INC; CPG HOLDINGS INC; CUSTOM PAPERS GROUP INC; CPG WARREN GLEN INC; SPECIALTY PAPERBOARD ENDURA INC; ARCON HOLDINGS CORP; ARCON COATING MILLS INC
filed 1997-11-12
CIK 887591, 915030, 1027764, 1027765, 1027766, 1027767, 1027768, 1027769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1997 or
                               ------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from _________ to _________

Commission file number   0-20231
                         -------
                                 FIBERMARK, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      82-0429330
--------                                                      -----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                                        Outstanding

Common Stock                                                 September 30, 1997
$.001 par value                                              6,075,138

                                 FIBERMARK, INC.
                                    I N D E X
                          PART I. FINANCIAL INFORMATION




                                                                                                 Page
                                                                                                 ----
ITEM 1.                    Financial Statements:

                           Consolidated Balance Sheets                                              3
                                    September 30, 1997 and December 31, 1996

                           Consolidated Statements of Income                                        4
                                    Three Months and Nine Months Ended
                                    September 30, 1997 and 1996

                           Consolidated Statements of Cash Flows                                    5

                                    Nine Months Ended
                                    September 30, 1997 and 1996

                           Notes To Financial Statements                                          6-7



ITEM 2.                    Management's Discussion and Analysis of Financial                     8-10
                                    Condition and Results of Operations





                                         PART II. OTHER INFORMATION


ITEM 6:                    Exhibits and Reports on Form 8-K                                        11


EXHIBIT 11                 Statement Regarding Computations of net Earnings                        12
                                    Per Share


SIGNATURES                                                                                         13


                                FIBERMARK, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                   Unaudited

                                                                          Unaudited
                                                                       September 30             December 31
                                                                      -------------            ------------
                                                                               1997                    1996
                                                                      -------------            ------------
                                   ASSETS
CURRENT ASSETS:
            Cash                                                      $       9,075            $     14,342
            Accounts Receivable                                              24,645                  20,847
            Cogen Receivable                                                                          1,785
            Inventories                                                      34,358                  29,293
            Other                                                             2,862                   1,693
            Deferred Income Taxes                                             2,090                   2,090
                                                                      -------------            ------------
                       TOTAL CURRENT ASSETS                                  73,030                  70,050

PROPERTY, PLANT AND EQUIPMENT, NET                                           95,730                  89,696
GOODWILL, NET                                                                45,761                  46,950
ORGANIZATIONAL AND FINANCING COSTS                                            5,614                   5,642

TOTAL ASSETS                                                          $     220,135            $    212,338
                                                                      =============            ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Accounts Payable                                          $      16,315            $     15,085
            Accrued Liabilities                                              23,846                  25,047
            Current Portion of Long Term Debt
                                                                      -------------            ------------
                       TOTAL CURRENT LIABILITIES                             40,161                  40,132

LONG TERM LIABILITIES:
            Senior Term Debt                                                100,000                 100,000
                                                                      -------------            ------------
                       TOTAL LONG TERM DEBT                                 100,000                 100,000

            Deferred Gain                                                    11,314                  12,603
            Deferred Income Tax                                              11,510                  11,510
                                                                      -------------            ------------
                       TOTAL LONG TERM LIABILITIES                          122,824                 124,113

STOCKHOLDERS' EQUITY:
            Common Stock                                                          4                       4
            Additional Paid in Capital                                       44,804                  44,733
            Accumulated Earnings                                             12,342                   3,356
                                                                      -------------            ------------
                       TOTAL STOCKHOLDERS' EQUITY                            57,150                  48,093

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                              $     220,135            $    212,338
                                                                      =============            ============

                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                                FIBERMARK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                   Unaudited

                                                    THREE MONTHS ENDED 09/30        NINE MONTHS ENDED 09/30
                                                    ------------------------        -----------------------

                                                       1997           1996            1997           1996
                                                    ----------     ----------      ----------     ----------
                                                      Actual         Actual          Actual         Actual
                                                    ----------     ----------      ----------     ----------
Net Sales                                           $  57,802      $  26,789       $ 176,659      $  77,734
Cost of Sales                                          46,285         21,674         142,559         64,105
                                                    ----------     ----------      ----------     ----------

Gross Profit                                           11,517          5,115          34,100         13,629
General and Administrative Expenses                     3,790          2,089          12,234          6,316
                                                    ----------     ----------      ----------     ----------

Income from Operations                                  7,727          3,026          21,866          7,313

Other (Income) Expenses, Net                              245           (357)            218           (991)
Interest Expense                                        2,281              8           6,900            310
                                                    ----------     ----------      ----------     ----------

Income Before Income Taxes                              5,201          3,375          14,748          7,994

Provision for Income Taxes                              2,002          1,282           5,762          3,037
                                                    ----------     ----------      ----------     ----------

Net Income Applicable to Common Shares              $   3,199      $   2,093       $   8,986      $   4,957
                                                    ==========     ==========      ==========     ==========

Net Income Per Common Share                         $    0.51      $    0.35       $    1.43      $    0.82
                                                    ==========     ==========      ==========     ==========

Average Number of Shares Outstanding            (1)     6,307          6,054   (2)     6,275          6,053

              (The accompanying notes are an integral part of the
                      consolidated financial statements.)


1) The cumulative level of vested stock options reached a point during the third quarter which requires the Company to include them in calculating earnings per share. Average number of shares outstanding include 232,455 shares of vested stock options.

2) The cumulative level of vested stock options reached a point during the third quarter which requires the Company to include them in calculating earnings per share. Average number of shares outstanding include 207,552 shares of vested stock options.

                                FIBERMARK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                         NINE MONTHS ENDED
                                                             ------------------------------------------
                                                                  09/30/97                    09/30/96
                                                             --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $       8,986               $       4,957

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                                   5,592                       2,389
     Amortization of Deferred Gain                                  (1,289)                     (1,289)
     Amortization of Unearned Compensation                               -                          95
     Loss on Sale of Assets                                              -                          12
CHANGES IN OPERATING ASSETS AND LIABILITIES:

     Accounts Receivable                                            (3,798)                     (1,872)
     Inventories                                                    (5,065)                        454
     Other                                                          (1,169)                      1,932
     Accounts Payable                                                1,230                        (547)
     Accrued Liabilities                                            (1,201)                      2,629
                                                             --------------              --------------
         Net Cash Provided by Operating Activities                   3,286                       8,760

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Cogeneration Proceeds                                           1,785                       2,000
     Additions to Property, Plant and Equipment                     (9,716)                     (4,298)
                                                             --------------              --------------
         Net Cash Provided By (Used In) Investing Activities        (7,931)                     (2,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in Revolving Credit Line                                   -                      64,092
     Payments of Revolving Credit Line                                   -                     (63,530)
     Repayment of Senior Term Debt                                       -                      (5,030)
     Exercise of Stock Options                                          71                          35
     Deferred Expenses                                                (693)                          -
     Acquisition Expenses Paid                                           -                        (358)
     APIC - Unearned Compensation Adjustment                             -                         (15)
                                                             --------------              --------------
         Net Cash Used In Financing Activities                        (622)                     (4,806)

NET INCREASE (DECREASE) IN CASH                                     (5,267)                      1,656

CASH AT BEGINNING OF PERIOD                                         14,342                       1,518
                                                             --------------              --------------

CASH AT END OF PERIOD                                        $       9,075               $       3,174
                                                             ==============              ==============

                 (The accompanying notes are an integral part
                  of the consolidated financial statements.)

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


1.    Basis of Presentation:
      ---------------------

The balance sheet as of September 30, 1997 and the statements of income and cash flows for the quarter then ended are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.   Inventories:
     -----------

Inventories at September 30, 1997 and December 31, 1996 consisted of the following (000's):


                                             (Unaudited)
                                               09/30/97     12/31/96

            Raw Material                        $13,398     $11,356
            Work in Process                       9,020       6,667
            Finished Goods                        9,429       8,783
            Stores Inventory                      1,590       1,568
            Operating Supplies                      921         919

            Total Inventories                   $34,358     $29,293


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


                             RESULTS OF OPERATIONS:

Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996:
--------

Net sales for the third quarter of 1997 were $57.8 million as compared to $26.8 million for the comparable quarter in 1996. $30.8 million of this increase was attributable to the October 31, 1996 acquisition of Custom Papers Group and Arcon Coating Mills. Third quarter sales for the markets in which the Company was established prior to the acquisitions were $27.0 million, up 1.0% from the comparable quarter in 1996. Sales in the office products market decreased 3% to $13.5 million compared to $13.9 million in the third quarter of 1996. Durable specialty sales were $9.4 million in the third quarter of 1997, compared to $8.4 million in the third quarter of 1996. The book cover component of our technical specialty sales decreased slightly to $3.9 million in the third quarter of 1997 as compared to $4.1 million in the comparable quarter in 1996.

Gross profit margin increased to 19.9% in the third quarter of 1997 as compared to 19.1% for the comparable quarter in 1996. The primary reason for this improvement relates to productivity gains at the Brattleboro, Vermont mill.

General and administrative expenses increased by $1.7 million in the third quarter of 1997, primarily due to the impact of the acquisitions.

Other expense increased by $.6 million in the third quarter of 1997 due to higher levels of amortization related to the acquisitions.

Interest expense increased by $2.3 million due to the debt incurred to finance the acquisitions.

Net income for the third quarter of 1997 was $3.2 million or $.51 per share compared to $2.1 million or $.35 per share for the comparable quarter in 1996.

The effective tax rate for the third quarter of 1997 was 38.5% compared to 38.0% for the comparable quarter in 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996.
-----

Net sales for the first nine months of 1997 were $176.7 million as compared to $77.7 million for the comparable period in 1996. $95.4 million of this increase was attributable to the October 31, 1996 acquisition of Custom Papers Group and Arcon Coating Mills. First nine-month sales for the markets in which the Company was established prior to the acquisitions were $81.2 million, up 4.5% from the comparable period in 1996. Sales in the office products market increased 6.6% to $42.0 million compared to $39.4 million in the comparable period in 1996. Durable specialty sales increased 6.3% to $26.8 million in the first nine months of 1997, compared to $25.2 million in the comparable period in 1996. The book cover component of our technical specialty sales were $11.6 million in the first nine months of 1997, compared to $11.8 million for the same period in 1996.

Gross profit margin increased to 19.3% in the first nine months of 1997 as compared to 17.5% for the comparable period in 1996. Current year margins were impacted positively by lower fiber prices and productivity gains at the Brattleboro, Vermont mill. These benefits were partially offset by reduced selling prices to customers with whom we have cost-indexed supply contracts. The cost-indexed customers account for approximately 15% of the Company's sales. The new product mix within the Company due to the acquisitions had the effect of slightly reducing margins.

General and administrative expenses increased by $5.9 million in the first nine months of 1997, primarily due to the impact of the acquisitions. Additional expenses were also incurred relating to the change of the Company's name and switching from Nasdaq to the New York Stock Exchange.

Other expense increased by $1.2 million in the first nine months of 1997 due to higher levels of amortization related to the acquisitions.

Interest expense increased by $6.6 million due to the debt incurred to finance the acquisitions.

Net income for the first nine months of 1997 was $9.0 million or $1.43 per share compared to $5.0 million or $.82 per share for the comparable period in 1996.

The effective tax rate for the first nine months of 1997 was 39.1% compared to 38.0% for the comparable period in 1996.


Liquidity and Capital Resources:
-------------------------------

As of September 30, 1997, the outstanding balance of the Company's senior note issue was $100 million. These notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the Company has a $20.0 million revolving credit facility with $0.0 million outstanding as of September 30, 1997.

The Company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $3,286,000 and $8,760,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. During these periods additions to property, plant and equipment were $9,716,000 and $4,298,000 respectively. The Company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

Inflation:
----------

The Company's results of operations have experienced no significant impact due to inflation for the nine-month period ended September 30, 1997. The Company does not anticipate any unusual effects of inflation over the foreseeable future.

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

                                       FIBERMARK, INC.


Date: November 13, 1997                /s/ Bruce Moore
                                       -------------------------------
                                       Bruce Moore, Vice President,
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)