Form 10-K
period 1997-12-31
FIBERMARK INC
filed 1998-03-31
CIK 887591

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997 Commission file number 0-20231

                                 FIBERMARK, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                82-0429330
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                              161 Wellington Road,
                                  P.O. Box 498
                           Brattleboro, Vermont 05302
          (Address of principal executive offices, including zip code)
                                 (802) 257-0365
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of Registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange was $186,587,467 as of March 16, 1998.*

      The number of shares of Common Stock outstanding was 7,733,781 as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

      Registrant's definitive Proxy Statement that will be filed with the Securities and Exchange Commission in connection with Registrant's 1997 annual meeting of stockholders to be held on May 5, 1998 is incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
* Excludes 2,595,211 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding March 16, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.


                                                                               1
================================================================================

                                     PART I.

Item 1. Business

      FiberMark, Inc. is a leading manufacturer and converter of specialty fiber-based materials. Through its eight United States production facilities, the company has focused on niche markets where it can provide high value-added specialty materials that meet rigorous technical specifications and customer service requirements. Products, sold worldwide to customers who manufacture finished products for both industrial and consumer use, include cover materials for office, home, and school supplies; materials for specialty tapes and labels; filter media for automotive, vacuum, water and industrial filters; and base materials for graphic arts uses, electrical applications, book covers and abrasive products.

Overview

      The company has four distinctive categories of products. The table below provides an overview of the company's primary product lines and facilities:

                                             Technical                                         Durable
                  Filter Products           Specialties           Office Products            Specialties
Primary         o  Saturated filter      o Electrical           o Pressboard filing,      o Tape substrates
Products           media                   transformer board      cover and binder
                                                                  materials
                o  Non-saturated         o Acid-free board      o Lightweight filing      o Binding tapes
                o  filter media                                   and cover materials
                o  Industrial filter     o Abrasive backing     o Premium cover           o Hinge and
                   media                                          papers                    reinforcing tapes
                                         o Premium cover
                                         o Printed circuit
                                           board base
                                         o Photographic
                                           packaging paper
                                           and board
                                         o Wet-strength tag
                                         o Book cover

Facilities          Richmond,VA(b)         Fitchburg, MA(b)       Brattleboro, VT(b)
                    Rochester, MI          Warren Glen, NJ        Warren Glen, NJ           Quakertown, PA(b)
    (a)             Fitchburg, MA          Hughesville, NJ        Hughesville, NJ           Owensboro, KY(c)
                                           Owensboro, KY(c)
                                           Beaver Falls, NY
                                           Richmond, VA

----------
(a) The company also has sales offices in Annecy, France; Kowloon, Hong Kong; and Tokyo, Japan.

(b)   Division Headquarters.

(c) The company ceased operations at this facility on January 14, 1998. The company has transferred or intends to transfer the production of this facility to certain of its other facilities.

Business Strategy

      The company's strategy is to increase sales and earnings by building a global customer-focused company, through the pursuit of selected strategic acquisitions, while strengthening and growing our core business. The following are the key elements of this strategy:

      o Strategic Acquisitions. The company intends to continue pursuing growth through strategic acquisitions that complement the company's core markets, provide distribution or sales and marketing efficiencies or provide opportunities for technology gains or other operating efficiencies.

      o Strengthen International Presence in Specialty Fiber-based Materials. Historically, the company has devoted significant resources to its international marketing efforts that were intended to create export markets for the company's products. The Gessner acquisition will strengthen the company's international presence and allow it to capitalize on Gessner's extensive sales and marketing capabilities to further increase sales of the company's products to international customers.

      o Business Rationalization. The company continually evaluates its organizational structure and manufacturing operations to identify opportunities to more effectively meet its customers' requirements and to reduce costs. As a result, the company may reconfigure its manufacturing operations, including the number of facilities operated and the locations at which products are manufactured.

      o Invest in Technology and Capital Improvements. The company seeks to reduce costs, increase capacity where needed, enhance manufacturing capabilities and improve product quality through selected capital investments. The company intends to continue to upgrade its facilities and equipment to achieve further operating efficiencies and, in particular, to take advantage of the technology transfer opportunities it expects to realize from the Gessner acquisition.

      o Effective Utilization of Diverse Fibers, Including Recycled Materials. The company intends to continue to capitalize on its position as a leading manufacturer of specialty fiber-based materials. In order to meet customer demand for recycled content and high performance, as well as to achieve greater cost controls, the company seeks to leverage its investments in fiber-cleaning technology and maximize its use of recycled materials. The company is actively pursuing new product development projects with existing and potential new customers. See "Manufacturing - Use of Recycled Fiber."

Filter Products

      Market. The company is a major supplier of saturated and non-saturated filter papers used in fluid and air filters for the automotive and heavy-duty truck and equipment industries. The company estimates that the market for both saturated and non-saturated papers was approximately $170 million in 1996, of which 80% was utilized in the automotive and heavy-duty truck and equipment markets. The other major market for these products includes dry cleaner solvent filtration and potable water filtration. The market for automotive and heavy-duty truck and equipment filters has grown at a compound annual growth rate of approximately 5.7% over the ten-year period from 1986 to 1996. The company also manufactures industrial filter paper used in a variety of industrial applications and processes.

      Products. The table below sets forth the company's primary filter products materials.

                                 Filter Products

      Product Type               Characteristics                  Typical End Uses
      ------------               ---------------                  ----------------
Saturated filter media         Controlled porosity; enhanced   Air, oil, fuel and hydraulic
                               strength and rigidity; high     filters for heavy and light duty
                               temperature and chemical        trucks and passenger cars;
                               resistance                      dry-cleaning solvent filters

Non-saturated filter media     Controlled porosity; high       Oil filters for heavy-duty
                               density; may be impregnated     equipment and diesel trucks;
                               with activated carbon and       home water filters
                               other fillers

Industrial filter media        Controlled porosity; high       Hot-oil filters for the fast-food
                               temperature resistance;         industry; paint and lacquer
                               cleanliness                     manufacturing; fruit juice
                                                               processing

      The company's major filter product is solvent-based saturated filter media, which is controlled porosity paper saturated with phenolic and other resins to increase its strength and rigidity for use in various high temperature applications. This product is purchased by filter manufacturers who cut, pleat and cure the paper for use in oil, fuel and hydraulic fluid filters for heavy and light duty trucks and passenger cars. These filters are sold primarily to the replacement market but also to original equipment manufacturers. The company manufactures many grades of saturated filter paper to specifications provided by its customers. The company believes that it is one of the three largest producers of saturated filter paper in the United States.

      The company also produces non-saturated filter media. This category includes non-saturated paper containing activated carbons and other fillers and edge filter media. Primary uses of non-saturated filter paper include oil filtration in heavy equipment and diesel trucks and home water filters. In addition, the company produces industrial filter papers for various food service and industrial applications, including filtration of hot oil used in fast-food preparation, the manufacture of paints and lacquers and the processing of fruit juices.

      Customers. The company sells its filter products primarily through its own sales staff directly to its customers. Principal customers for the company's saturated filter media include the Fleetguard Filtration Systems division of Cummins Engine Co., Inc. ("Fleetguard"), the Delphi Automotive Systems division of General Motors Corp. ("General Motors"), AlliedSignal, Inc. (Fram filters), Purolator Products, Inc. and Miki Sangyo U.S.A. Inc., a trading company and the major supplier of filter paper used in filters supplied to the U.S. manufacturing sites of Nissan Motor Co., Ltd. and Honda Motor Co., Ltd. The company's saturated filter paper is used to make filters which are used on vehicles manufactured by General Motors, Chrysler Corp. and Ford Motor Corp. Fleetguard is also the company's primary customer for non-saturated filter media. The company has long-term relationships with its customers and believes that these relationships with its customers are based on its ability to provide superior service and technical support.

      The company's major customers for its industrial filter media products include National Filters, Inc. and Lubrizol Corp. for commercial manufacturing applications, Seneca Foods Corp. for food processing applications and KFC North America division of PepsiCo Inc. in the hot-oil filter market. In addition, the company supplies industrial filter media to various smaller manufacturers and users.

      Competition. The company's primary competition in solvent-based saturated filter media comes from Ahlstrom Filtration, Inc. ("Ahlstrom"), a division of A. Ahlstrom Corp. In addition, the Hollingsworth & Vose Company is the dominant manufacturer of water-based saturated filter papers, a market in which the company has a smaller presence. To the extent that industry efforts to develop water-based alternatives to solvent-based filter papers are successful, the company's solvent-based filter papers may face increased competition from such water-based alternatives.

      In the markets for non-saturated filter media and industrial filter media, the company competes primarily with Ahlstrom, Knowlton Specialty Papers, Inc. and Lydall, Inc. In each of these markets, producers tend to manufacture custom designed products on an exclusive basis for their customers.

Technical Specialties

      Market. The company manufactures specialty fiber-based materials customized to meet the unique performance characteristics required by specific customers and end-use markets. Technical specialties include paper used as insulation material in electrical transformer coils, acid-free board used for archival quality picture mounting and records storage applications, photographic packaging paper and board, printed circuit board base papers, wet-strength tag used primarily in the laundry and dry-cleaning industries and paper backings for sandpaper and other abrasives. The company has been able to successfully enter niche markets in the technical specialties area in which it believes its manufacturing flexibility and technical expertise give it a competitive advantage in meeting rigorous customer requirements. The company believes that it is the U.S. market leader in many of its markets, including electrical transformer papers, acid-free board, wet-strength tag and heavyweight industrial abrasive backing materials. In addition, the company is a leading producer of saturating base paper for the manufacture of printed circuit boards. Many of the company's technical specialties have been used in their current applications for many years and have proven to be cost-effective in meeting the performance requirements for which they are utilized. To supplement these products, the company works to develop new products that have the potential to experience positive growth due to superior performance, lower cost or both.

      The company is one of the two leading domestic producers of latex-reinforced material used in book covers and related products. These materials are used by customers in applications where durability and distinctive appearance are important, such as flexible covers for books, menus, photo albums, desktop calendars, appointment books and reports.

      Products. The table below sets forth the company's primary technical specialties:

                              Technical Specialties

     Product Type                      Characteristics               Typical End Uses
     ------------                      ---------------               ----------------
Electrical transformer          High dielectric strength         Power transformer coil
paper                                                            insulation

Acid-free board                 High pH (acid-free),             Archival quality picture
                                exceptional cleanliness          mounting and document
                                                                 storage

Abrasive backing paper          High-tear strength, smooth       Heavyweight sandpaper and
                                surfaces and controlled          other commercial abrasives
                                electrostatic properties

Printed circuit board base      Low density; uniform high        Interior of printed circuit
paper                           bulk                             boards

Photographic packaging          Totally opaque; high-strength    Photographic film protection
paper and board

Wet-strength tag                High-strength saturated sheet;   Laundry and dry-cleaning
                                moisture and solvent resistant   labels

Heavyweight book cover          Strong cotton fiber base sheets  Flexible covers for softbound
                                latex-reinforced and             books, menus, photo albums,
                                leather-texture                  desktop calendars and
                                                                 accessories, appointment books
                                                                 and reports

Lightweight book cover          Latex-reinforced base sheets of  Exterior cover material for
                                higher bulk and lower weight     hardbound books; photo
                                                                 albums, report covers

Premium cover papers            Well-formed papers with good     Printed report covers;
                                strength, color/texture and      promotional and advertising
                                printable surfaces               materials

      The company supplies electrical transformer papers with high dielectric strength which are wrapped around individual electrical transformer coils as insulating material. The company is the major supplier of such paper to Bedford Materials, Inc., which operates the transformer insulation business formerly owned by Westinghouse Electrical Corp., and is one of two major suppliers to the other major U.S. manufacturer of electrical transformers.

      The company manufactures acid-free board used as picture mounting art board and archival storage media. Acid-free picture mounting art board and storage media are designed to prevent the degradation and discoloration of artwork and documents caused by acidic exposure. The company believes that its acid-free products have superior performance characteristics that have resulted in their wide acceptance in the marketplace.

      The company's photographic packaging paper is primarily dual composition paper used by Eastman Kodak Company ("Kodak") and Polaroid Corp. ("Polaroid") to package certain films. Such products must meet demanding standards for opacity in order to prevent premature exposure of the film. The company's strong position in the market for photographic packaging paper is based in part upon the company's ability to manufacture multi-ply paper.

      The company also manufactures printed circuit board base materials that are used in the manufacture of circuit boards for remote control devices and other electrical components. The company's printed circuit board base papers have the advantage of low density and high bulk, allowing circuit board manufacturers to lower their costs and increase their output by processing fewer sheets than they would with competing materials.

      The company's wet-strength papers are primarily used as tags in the laundry and dry cleaning industries to identify clothing as it is processed through washing machines and dry cleaning equipment.

      These products, in addition to withstanding physically and chemically harsh processes, are manufactured in multiple colors that must not be transferred onto the clothing to which they are attached. The company is a major producer of this paper in the United States and is now exporting to the United Kingdom, with opportunities to expand into other European markets.

      Sandpaper and other abrasive backing materials are used in the manufacture of heavyweight sandpaper and other commercial abrasives. The company's sandpaper and other abrasive backing papers are designed to meet customers' exacting specifications for tear strength, smooth surfaces and controlled electrostatic properties.

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

      Customers. The company sells its technical specialties through its own sales force to a variety of customers. Major customers include: Bedford Materials, Inc. and the TMC division of Avery Dennison Corp. (electrical transformer paper); the Nielsen and Bainbridge division of Esselte Corp. and the Crescent Cardboard division of Potomac Corp. (acid-free paper); Kodak (photographic packaging paper); and Pajco-Holliston (coating base for book covers). The company works with its customers to develop new products and to provide technical support for existing products.

      Competition. The company's competitors in technical specialties vary by product type. Generally, the company faces competition from both foreign and domestic specialty manufacturers. The company's focus is to compete in products and markets that require manufacturing flexibility, product properties and quality levels not provided by integrated paper mills. The company's key competitors include Kimberly-Clark Corporation ("Kimberly-Clark"), Sorg Paper Co., a subsidiary of Mosinee Paper Corp., Arjo Wiggins USA, Inc., Robert Cordier AG and Merrimac Paper Co., Inc. ("Merrimac"). In the latex-reinforced book cover market, the company primarily competes with Rexam DSI, Inc. and, to a lesser degree, with products of plastic-coated and coated cloth book cover materials.

Office Products

      Market. The company manufactures a wide range of materials used in the manufacture of office products. The company believes that it is the largest domestic supplier of pressboard, which is converted into data binders, notebook covers, report covers, ring binders, and file and index guides. The company also pursues niche markets within the office supplies market where its capabilities and customer relationships give it a competitive advantage.

      Products. The table below sets forth the company's primary office products materials.

                                 Office Products

    Product Type                      Characteristics                                     Typical End Uses
    ------------                      ---------------                                     ----------------
Pressboard filing cover     High density paperboard designed for            Data binders; ring binders; report covers;
and binder material         strength, rigidity, durability and              notebook covers; pressboard folders
                            appearance; may be embossed or acrylic
                            coated; high recycled content

Lightweight filing and      Lighter weight paperboard, designed for         Filing products; portfolios; report covers;
cover materials             decorative embellishments and less demanding    document covers; presentation covers;
                            end-uses than pressboard                        promotional materials

Premium cover papers        Well-formed papers with good strength,          Printed report covers; promotional materials
Premium cover papers        color/texture and printable surfaces

      The largest component of the office products division's net sales is a heavyweight paperboard (pressboard) which is densified through a proprietary manufacturing process developed by the company. This densification process provides pressboard with the strength, rigidity, durability and appearance required for data binders, ring binders, notebook covers and report covers. The company and its predecessors have offered their pressboard line of products for more than 100 years and believes it has established significant brand awareness and loyalty among its customers.

      The company produces certain types of lightweight filing and cover materials for conversion into file folders, expanding wallets, notebook covers and report covers. The company is continuing its focus on certain products for the lightweight filing and cover material market, such as colored file folder and report covers for the growing on-demand document printing market, with specific emphasis on products meeting the market's recycled content requirements. The company's lightweight filing and cover materials are generally manufactured using similar equipment and processes and are sold to many of the same customers as the company's heavyweight office products. The company continues to experience the benefits of the Brattleboro paper machine upgrade, completed in October 1995, which increased capacity by 25%. With the added capacity, the company is working to build this lightweight business through the strength of its relationships with office products converters. These lightweight materials, manufactured to meet consumer and government demand for recycled paper products, provide an opportunity for the company to increase its penetration in the office products market.

      The company manufactures a line of premium cover stocks sold through paper distributors to commercial printers. These papers have good strength and may have colored or textured surfaces and are typically used for printed report covers and promotional and advertising materials.

      The company offers many of its products in acrylic coated and embossed form, providing additional durability and stain resistance. The company has the capability to custom manufacture materials in a variety of colors and can finish its products to customer specifications, including glazing (densification), coating, embossing, laminating, sheeting, slitting and rewinding.

      Customers. The company sells its office products through its own sales representatives to major domestic office products converters, including: Acco World Corporation, a division of Fortune Brands Inc.; Smead Manufacturing Company and Esselte Pendaflex Corp. The company has long-term relationships with all of its major customers in this market. The company's customers produce office products from the company's paper-based materials and sell end-use products through contract stationers, paper merchants, office products wholesalers, buying groups, warehouse clubs, catalog sales, office products superstores, retail office supply stores and other outlets. The company also markets its materials through direct sales representatives or manufacturer's representatives in Asia, Canada, Mexico, Central and South America and Europe.

      Competition. In the office products supply market, the company competes with a number of other producers of heavyweight pressboard, colored file folder paper and lightweight filing and cover materials, including International Paper Company, Temple-Inland Inc., Brownville Specialty Products and Merrimac. The company believes it holds a leading position in the domestic market for pressboard and a growing presence in the lightweight filing and cover materials market. In markets that use pressboard, the company also competes with producers of vinyl and plastic materials for binding and presentation products. In the premium cover and text market, the company also competes against divisions of Georgia Pacific Corp., Fox River Paper Co., Crown Vantage Inc. and a number of other manufacturers.

Durable Specialties

      Market. The company is one of the largest producers of specialty tape substrates and a broad range of saturated, coated and non-woven materials. The primary markets for the company's durable specialties are tape substrates (primarily industrial and consumer masking tapes), binding tapes and hinge and reinforcing tapes, and book cover materials. There are seven major North American producers of pressure sensitive tape, who, together, account for the majority of the industry's total sales. Most of these producers have self-saturating capabilities for general-purpose tapes and look to suppliers like the company for specialty paper backings.

      The company believes it is a leading supplier of binding tapes and hinge and reinforcing tapes converted from specialty papers and substitutes for the manufacture of notepads, books, expandable file folders and checkbooks.

      The company has also sought out niche markets in which it believes it can have a competitive advantage for its durable specialties. The company produces high strength materials used in the apparel industry as blue jean tags and for various other tag and label applications.

      Products. The table below sets forth the company's primary durable specialties.

                               Durable Specialties

      Product Type                       Characteristics                                 Typical End Uses
      ------------                       ---------------                                 ----------------
Tape substrates                Enhanced strength, release, impermeability       Industrial and commercial masking tapes;
                               or heat resistance                               barrier tapes; pressure-sensitive tapes;
                                                                                bandolier tapes; packaging tapes

Binding tapes                  Tyvek(R) and latex-impregnated paper tapes       Note pads; composition books; checkbooks

Hinge and reinforcing tapes    Durable Tyvek(R) high fold-and tear-strength     Expandable file folders
                               reinforcing materials

-----------

Tyvek(R) is a registered trademark of DuPont.

      The company's tape substrates are used in the manufacture of industrial and consumer masking tapes, barrier tapes, other pressure-sensitive tapes and bandoliering tapes. The company's products have the strength and technical properties to meet various performance demands. These products include barrier-coated and heat resistant industrial masking tapes for the automotive paint and aircraft manufacturing industries and packaging tapes which withstand the rigors of worldwide shipping. The company's bandoliering tapes are used by the electronics industry to carry resistors, capacitators and other items during high-speed automated assembly of electronic devices.

      The company is a leading producer of high strength binding tapes and hinge and reinforcing tape using Tyvek(R) as a base material. These products are primarily used to protect, bind and decorate books and documents, checkbooks and note pads. The company's Tyvek(R) tapes, marketed under the trade name Super ArcoFlex(R) are used to decorate pad bindings and are able to withstand the stress incurred during cutting in high volume manufacturing. The company also uses Tyvek(R) in the manufacture of supported gussets for red wallet expansion folders. Gussets are the accordion folder material between the two folder side sheets that allow the folder to expand. The company has developed a method to strengthen the gussets by laminating coated Tyvek(R) to the folder material forming the gusset and sells this material under the name Expanlin. The company also sells coated Tyvek(R) to converters who laminate it to the folder material themselves. The result is a material that is stronger, longer lasting and more reliable than unsupported gussets. The company believes that Expanlin has become the preferred material used in supported gussets by expansion folder manufacturers.

      Other durable specialties include imitation leather stock which is sold to garment label manufacturers who cut and print the material with various brand and product information for use as blue jean tags. This material is expected to maintain its crisp appearance after repeated washing cycles. The company has also developed a tag and label product line for manufacturers who require tags and labels with the strength of Tyvek(R). These products can be color-coated and are used as luggage tags by the airline industry, as flame-retardant labels for the automotive industry and other types of demanding packaging applications.

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

      Competition. For tape backing the company primarily competes against Kimberly-Clark. In the binding tape and hinge and reinforcing tape markets, the company competes against several smaller competitors including Rexford Paper Co., Northeast Paper Converting Company and Southern Label Company, Inc. The company believes it holds a leading position in the market for Tyvek(R) based binding tapes and hinge and reinforcing tapes. In other niche markets, the company competes with various small competitors, none of which has a dominant market position.

Manufacturing

Mills and Converting Facilities. The company operates eight facilities, seven of which are owned and one is leased. The company closed its former Arcon facility in Oceanside, New York in December 1997 and relocated the operation to its facility in Quakertown, Pennsylvania. The company also closed its Owensboro, Kentucky, paper mill in January 1998, moving its production to other FiberMark facilities.

      Office Products. The company's main mill for the production of office products is located in Brattleboro, Vermont. Mills located at Warren Glen, New Jersey and Hughesville, New Jersey also produce office products materials. Recent improvements have included an upgrade to the Brattleboro mill that significantly increased its capacity and its ability to produce a wider range of lighter weight products. The company has also recently completed a series of capital improvements at its Warren Glen mill, which have increased productivity, reduced costs and waste and increased the ability of the mill to use a wider range of pulps and recycled materials.

      The cylinder paper machines in use at the Brattleboro and Warren Glen mills are configured to produce a broad range of specialty materials, including pressboard, filing and cover materials of various weights, colors and finishes. The machine in the Brattleboro mill features computer-controlled monitoring of color, weight, thickness and moisture content. The configuration of the cylinder machine allows the production of multiple-ply products, resulting in greater strength and stiffness than a comparable one-ply product made on a Fourdrinier paper machine. In addition, this process enables the company to use lower-cost recycled fiber pulp in the interior layers and higher-cost virgin pulp layers on the exterior of a product, providing greater strength and the surface appearance desired by consumers. Finishing capabilities at the Brattleboro mill include glazing, coating, embossing, rewinding, laminating and sheeting.

      Technical Specialties. The company manufactures technical specialties at a number of its facilities, including its Hughesville, Warren Glen, Richmond, Fitchburg, Owensboro (closed January 14, 1998) and Beaver Falls facilities. The Hughesville mill manufactures primarily technical specialty papers, including photographic packaging, electrical transformer paper and wet-strength tag. The company's mill located in Beaver Falls, New York specializes in the production of proprietary latex-impregnated materials for use as book covers and similar products. The stock preparation process at the Beaver Falls mill allows blending of latex, cork, cotton fiber, pulp and other materials into a variety of products with specific performance characteristics. The mill has a fiber reclamation system, enabling it to utilize recycled fiber.

      Durable Specialties. Durable specialties are manufactured in the company's mills and its Quakertown converting facility. A significant portion of the saturating base paper used in this facility was provided by the Owensboro mill, which closed in January 1998. Its production has been or will be moved to other technical specialties facilities.

      Filter Products. The company's filter products are produced primarily at its Richmond, Rochester and Fitchburg mills. The Richmond mill uses a methanol-based resin saturating process that allows the saturation of base paper off the paper machine. A recent upgrade of the Richmond mill increased saturation capacity by 50%. The Rochester mill uses an in-line saturating process. The company manufactures its non-saturated filter papers at its Fitchburg mill.

      Raw Materials. The company uses a wide array of raw materials to formulate its products, including virgin hardwood and softwood pulp, secondary wood fiber from pre- and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers (such as nylon and fiberglass), synthetic latex and a wide variety of chemicals, pigments and dyes. These materials are procured from numerous suppliers in the United States, Canada, Brazil and Indonesia. The company does not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. The company experienced a significant increase in raw material costs during 1994 and 1995, but was able to partially recover these increases with selling price increases, cost containment efforts and the early benefits resulting from the paper machine upgrade performed in 1995. There can be no assurance that the company will be able to pass any future increases in the price of pulp through to its customers in the form of price increases.

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

      Use of Recycled Fiber. The company believes that materials with recycled content continue to grow in consumer acceptance. The company has made significant capital investments in recycling equipment and systems. The use of the company's cylinder paper machines in the manufacturing process for pressboard products allows the use of recycled fiber in the product interior, while virgin pulp is used on the product exterior, providing greater strength as well as the product appearance desired by customers. Recently completed capital investments to upgrade Warren Glen's fiber processing facility has enhanced this location's ability to process a wider range of pulps and recycled materials.

      The company's office products are manufactured with up to 100% recycled fiber, of which up to 50% may be post-consumer waste. Post-consumer waste refers to paper waste from end-users of paper products, and is generally considered the standard by which government agencies and environmentally conscious consumers evaluate recycled content. The company presently meets and expects to continue to meet government and consumer recycled content requirements.

      Research and Development. The company's expenditures on research and development were $1.4 million, $1.2 million, and $1.0 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively. The company has a research and development staff with expertise in chemistry, papermaking and materials science. This staff works closely with the company's customers to develop, test and produce new product formulations designed to meet customer specifications.

Employees

      As of December 31, 1997, the company employed a total of 1,042 employees, of which 307 were salaried and 735 were hourly. Of the salaried employees, 161 were in manufacturing, 52 in sales and marketing, 13 in research and development and 81 in professional or administrative support.

      The hourly employees at the Quakertown, Pennsylvania location are non-union. The remaining hourly employees are members of either the United Paperworkers International Union, the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers or the International Brotherhood of Electrical Workers. The company believes that, in general, it has good relations with its employees and their unions. The table below sets out the expiration dates of the company's labor contracts:

  Facility                                                      Expiration Date
  --------                                                      ---------------
   Fitchburg, MA (a)...........................................  April 30, 1998
   Warren Glen, NJ (b).........................................  May 23, 1999
                                                                 May 25, 1999
   Hughesville, NJ(b)..........................................  May 23, 1999
                                                                 May 25, 1999
   Rochester, MI...............................................  May 23, 1999
   Richmond, VA................................................  April 28, 2000
   Beaver Falls, NY............................................  June 30, 2000
   Brattleboro, VT.............................................  August 31, 2002

----------
(a) The company expects to commence negotiations for a new collective bargaining agreement ("New CBA") at the Fitchburg mill in the second quarter of 1998. While the company believes that it has generally good relations with its employees, no assurances can be given that a satisfactory New CBA will be negotiated prior to the expiration of the existing agreement or, if a satisfactory New CBA is not negotiated, that there will not be a labor disruption. No assurances can be given, however, that a work stoppage would not create such a material disruption or that, if created, such a disruption would not have a material adverse impact on the company's results of operations.
(b) Workers at Warren Glen, NJ and Hughesville, NJ are subject to two separate collective bargaining agreements.

Cogeneration Project

      In 1993, the company has entered into an agreement with Kamine, pursuant to which the company's Beaver Falls facility is the host for a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine at the company's Beaver Falls mill. Construction of the facility has been completed, although it is not currently operational. The company received an initial cash payment of $4.4 million in 1993 and a series of deferred cash payments from Kamine totaling $7.0 million between May 1995 and May 1997. The present value of these deferred cash payments, in the amount of $6.5 million, was recorded as income in the first quarter 1995. The payment received in May 1997 was the last payment due under this agreement.

Environmental Regulation and Compliance

      Like similar companies, the company's operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

      The company and its predecessors have made substantial investments in pollution control facilities to comply with existing Environmental Laws. The company made expenditures for environmental purposes of $2.6 million, $1.7 million, and $2.5 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. While the company believes that it has made sufficient capital expenditures to maintain compliance with existing Environmental Laws, any failure by the company to comply with present and future Environmental Laws could subject it to future liability or require the suspension of operations. In addition, such Environmental Laws could restrict the company's ability to expand its facilities or could require the company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and similar state laws provide for responses to, and liability for, releases of certain hazardous substances from a facility into the environment. These obligations are imposed on the current owner or operator of a facility from which there has been a release, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on any person who arranged for the treatment or disposal of hazardous substances at the facility, and any person who accepted hazardous substances for transport to a facility selected by such person. Liability under CERCLA can be strict, joint and several. Pursuant to the Environmental Laws, there are currently pending investigations at certain of the company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such non-performance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

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

Executive Officers

      The company's executive officers are:

Name                                   Age      Position
----                                   ---      --------

Alex Kwader.........................   55       President and
                                                  Chief Executive Officer
Bruce Moore.........................   50       Vice President and
                                                  Chief Financial Officer
Stephen A. Steidle..................   53       Vice President and
                                                  General Sales Manager
David C. Bernhard...................   50       Vice President and General
                                                  Manager, Filter Products
David R. Kruft......................   57       Vice President and General
                                                  Manager, Durable Specialties
David E. Rousse.....................   45       Vice President and General
                                                  Manager, Office Products
Robert W. Yousey....................   51       Vice President and General
                                                  Manager, Technical Specialties

      Alex Kwader has been the President and Chief Executive Officer of the company since August 1991 and a director since November 1991. Since 1970, Mr. Kwader has been employed by the company and Boise Cascade ("BCC") in various management positions. He served as Senior Vice President of the company from March 1990 to August 1991 and as Vice President from the company's inception in June 1989 until March 1990. Mr. Kwader was also General Manager of the Pressboard Division from June 1989 to August 1991, serving in the same capacity for the BCC Pressboard Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the BCC Latex Fiber Products Division. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

      Bruce Moore has served as Vice President of the company since its inception in June 1989 and as Chief Financial Officer since December 1990. From 1980 to 1989, Mr. Moore was employed by BCC in various management positions, including Controller and General Manager of the Latex Fiber Products Division. Mr. Moore holds a B.A. in Business Administration from Siena College and attended the Stanford University Executive Program.

      Stephen A. Steidle has served as Vice President and General Sales Manager for the office products business since February 1994. He assumed international sales responsibility for the company in January 1997. He has held sales management positions with the company and BCC for more than 10 years and has a total of 25 years of service with the company and BCC. Mr. Steidle received a B.A. in Psychology from the University of Maine and an MBA from the University of Maine.

      David C. Bernhard has served as Vice President and General Manager, Filter Products, since January 1997. With FiberMark since 1995, Mr. Bernhard most recently served as General Manager for Endura Products, and previously was Technology Development Manager for the company. He was employed for over 26 years with Scott Paper Company in Mobile, Alabama in the S.D. Warren subsidiary, and Fort Edward, New York and Chester, Pennsylvania in the Consumer Products business. Mr. Bernhard received a B.S. degree in Pulp and Paper from the College of Forestry at Syracuse University.

      David R. Kruft has served as Vice President and General Manager, Durable Specialties, since 1996 at the time of the Arcon acquisition, where he held the position of President since 1993. Prior to joining Arcon in 1990, he was employed by Esselte Pendaflex Corporation for over 20 years, most recently as Senior Vice President and Division Head for the Boorum and Pease office products line. Mr. Kruft received a B.S. in Mechanical Engineering from Hofstra University.

      David E. Rousse has served as Vice President and General Manager, Office Products, since January 1997, and joined FiberMark in 1996 in the role of Vice President - Marketing and Business Development. He was employed for 12 years with Strathmore Paper Company and later International Paper in a number of marketing and general management positions for the fine printing papers, office papers, and envelopes product lines. He was selected for a Fellowship in the President's Executive Exchange Program working in the U.S. International Trade Commission. He began his career with W.R. Grace & Company in finance, marketing, and sales / sales management roles. Mr. Rousse received a B.S. in Engineering from Dartmouth College, and an MBA from the Amos Tuck School of Business at Dartmouth.

      Robert F. Yousey has served as Vice President and General Manager, Technical Specialties, since 1996 at the time of the CPG acquisition, where he held the position of Executive Vice President of Operations for all CPG manufacturing sites. He joined James River in 1980 and through various divestitures was employed as General Manager of the Riegel Fitchburg Division of James River, and also as General Manager of the Fitchburg mill. He started his career with Latex Fiber Industries and later Boise Cascade in 1969 and worked for 11 years in significant mill and corporate roles. Mr. Yousey received a B.S. in Chemical Engineering from the University of Texas.

Item 2. Properties

      The company owns and operates six specialty fiber-based materials mills and one converting facility and also leases one facility. The following table depicts all of the company's properties as of December 31, 1997.

                                                     Owned/       Sq.     Land
Facilities                                           Leased      Feet     Acres
----------                                           ------      ----     -----
    Brattleboro, VT..............................    Owned    200,000      39
    Fitchburg, MA................................    Owned    255,000      161
    Warren Glen, NJ..............................    Owned    299,000      162
    Hughesville, NJ..............................    Owned     88,000      166
    Beaver Falls, NY.............................    Owned    100,000      167
    Owensboro, KY (closed on January 14, 1998)...    Owned     47,000      15
    Rochester, MI................................    Owned     96,000      17
    Richmond, VA.................................    Leased    64,000       -
    Quakertown, PA...............................    Owned    165,000       7

      The corporate headquarters is located at the Brattleboro, VT site. The company owns a production facility in Lowville, NY that it leases to a customer. Foreign sales offices are maintained in Kowloon, Hong Kong; Tokyo, Japan; and Annecy, France.

Item 3. Legal Proceedings

      The company is involved in legal proceedings arising in the ordinary course of business. The company does not believe that the outcome of any of these proceedings will have a material adverse effect on the operations or financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended December 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The company's Common Stock was first traded on March 11, 1993 on the NASDAQ National Market System ("Nasdaq") under the symbol SPBI. As of the close of business on April 8, 1997, the Common Stock ceased trading on Nasdaq and on April 9, 1997 was listed on the New York Stock Exchange ("NYSE") under the symbol "FMK". The following table shows the high and low sale prices per share of the Common Stock as reported on the Nasdaq and on the NYSE Composite Transations Tape, as the case may be. The high and low sales prices for the first quarter of 1996 through the second quarter of 1997 have been adjusted to give effect to a 3-for-2 stock split in the form of a dividend, which was effective May 13, 1997 for shareholders of record at the close of business on May 6, 1997 (the "Stock Split").

Year Ended December 31, 1996                                     High      Low
                                                                 ----      ---

First Quarter...............................................    $10.00    $7.83
Second Quarter..............................................    $10.17    $8.50
Third Quarter...............................................    $13.00    $8.67
Fourth Quarter..............................................    $14.17    $10.83

Year Ended December 31, 1997

First Quarter...............................................    $18.00    $13.33
Second Quarter..............................................    $21.38    $15.25
Third Quarter...............................................    $22.50    $19.00
Fourth Quarter..............................................    $22.19    $19.13

      The company had approximately 1,108 stockholders of record of its Common Stock as of March 16, 1998. The company's transfer agent and registrar has indicated that the company had approximately 2,149 beneficial owners of its Common Stock as of March 16, 1998. The company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

      The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                 FIBERMARK, INC.
                      Selected Consolidated Financial Data
                      (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                              ----------------------------------------------------------------
                                                   1997            1996         1995         1994         1993
                                              ----------------------------------------------------------------
Consolidated Income Statement Data:
Net sales(1) ..............................   $ 235,358       $ 124,771    $ 117,516    $ 105,416    $  79,982
Cost of sales .............................     189,294         101,981      100,106       88,138       66,360
                                              ----------------------------------------------------------------
Gross profit ..............................      46,064          22,790       17,410       17,278       13,622
General and administrative expenses .......      16,331           9,908        8,397        8,584        7,881
Facility closure expense(5) ...............      10,000               0            0            0            0
                                              ----------------------------------------------------------------
Income from operations ....................      19,733          12,882        9,013        8,694        5,741
Loss on disposition of assets, net ........           0               0        8,302            0            0
Cogeneration income .......................        (215)              0       (6,512)           0       (4,404)
Other expenses (income), net(2) ...........         600          (1,127)      (1,198)        (658)         374
Interest expense (net of interest income) .        9187           1,798          892        1,356        3,137
                                              ----------------------------------------------------------------
Income before income taxes and
    extraordinary items ...................      10,161          12,211        7,529        7,996        6,634
Income tax (benefit) expense(3) ...........       3,992           4,697         (424)       2,768        1,921
                                              ----------------------------------------------------------------
Income before extraordinary items .........       6,169           7,514        7,953        5,228        4,713
Extraordinary items(4) ....................           0            (297)           0         (149)      (2,103)
Net income ................................   $   6,169       $   7,217    $   7,953    $   5,079    $   2,610
                                              ----------------------------------------------------------------
Net income available to common shareholders       6,169           7,217        7,953        5,079        2,251
                                              ----------------------------------------------------------------
Weighted average shares outstanding .......       6,141           6,054        6,050        6,031        5,258
Basic earnings per share ..................   $    1.01       $    1.19    $    1.31    $    0.84    $    0.43
Diluted earnings per share ................        0.95            1.14         1.30         0.82         0.42

Other Consolidated Operating Data:
Depreciation and amortization .............   $   7,393       $   3,651    $   3,342    $   4,006    $   3,681
Capital expenditures ......................      13,528           7,546        4,865        1,603          900
                                              ----------------------------------------------------------------

                                                                           December 31,
                                              ----------------------------------------------------------------
                                                   1997            1996         1995         1994         1993
                                              ----------------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital ...........................   $  61,983       $  29,151    $  17,634    $  14,296    $     799
Total assets ..............................     248,001         212,008       74,618       87,817       55,754
Long-term debt (net of current maturities)      100,000         100,000        4,625       21,081       14,580
Redeemable preferred stock ................           0               0            0            0            0
Stockholders' equity ......................      82,771          48,093       40,735       32,662       27,390
==============================================================================================================

(1) The increase in net sales for the year ended December 31, 1994 reflects the impact of the acquisition of the Endura Products division of W.R. Grace & Co. on June 30, 1994. The acquisition contributed $18.1 million to the company's net sales for the last six months of 1994. For the year ended December 31, 1995, the acquisition contributed $37.3 million to the company's net sales. The increase in net sales for the year ended December 31, 1997 reflects the impact of the acquisition of CPG Investors Group Inc. and Arcon Holdings Corp. on October 31, 1996. Net sales related to these acquisitions were $127.9 million in 1997 as compared to $20.2 million in 1996.

(2) Other expenses (income) for the 1997, 1996, 1995 and 1994 periods include $1,718,000, $1,719,000, $1,718,000 and $1,146,000, respectively, of amortized income related to a deferred gain on a sale-leaseback transaction. On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, mill. The sale of these assets resulted in a book gain of $17,187,000. This gain is being amortized over the ten-year life of the lease.

(3) From its inception through December 31, 1991, the company generated net operating losses. For the year ended December 31, 1993, the company generated net income and recognized an income tax provision of $1,921,000. For the year ended December 31, 1994, the company generated net income and recognized an income tax provision of $2,768,000. For the year ended December 31, 1995, the company generated net income and recognized an income tax benefit of ($424,000) due primarily to the release of valuation allowances.

(4) Extraordinary items for 1993 include a $3,518,000 loss related to the early extinguishment of debt and a fee in connection with the termination of an interest rate collar agreement, net of an income tax benefit of $1,415,000. Extraordinary items for 1994 include a $248,000 loss related to the early extinguishment of debt, net of an income tax benefit of $99,000. Extraordinary items for 1996 include a $495,000 loss related to the early extinguishment of debt, net of an income tax benefit of $198,000.

(5) On November 19, 1997, the company announced that it planned to close operations at its Owensboro, Kentucky mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company booked a $10.0 million charge related to this mill closure in the fourth quarter of 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On March 22, 1995, the company sold the assets of its Lewis mill and the company's gasket business to Armstrong World Industries, Inc. ("Armstrong") for $12,933,000 (the "Sale"). As part of the Sale, inventory in the amount of $1,080,000 was sold at book value to Armstrong. The net book value of the assets sold was $19,311,000 and total expenses relating to the Sale were $1,924,000. This transaction resulted in a loss of $8,302,000 before taxes. The company used a substantial portion of the proceeds to retire outstanding indebtedness. The remaining proceeds were added to working capital.

On October 31, 1996, the company acquired all of the outstanding stock of CPG Investors Inc. ("CPG"). CPG operated five paper mills and manufactured a diverse portfolio of specialty fiber-based products for industrial and technical markets. Annual sales revenue approximated $95.0 million.

On October 31, 1996, the company also acquired all of the outstanding stock of Arcon Holdings Corp. ("Arcon"). Arcon operated two converting facilities and manufactured colored binding and stripping tapes and edge cover materials sold primarily into the office products, checkbook and bookbinding markets. Annual sales revenue approximated $28.0 million.

Both of the 1996 acquisitions were financed with proceeds from the issuance of $100.0 million in senior notes. These notes are non-amortizing, have a ten-year term and carry a fixed interest rate of 9.375%. The aggregate purchase price for both CPG and Arcon, including acquisition costs, was approximately $91.5 million. Additionally, the company incurred approximately $4.5 million in financing costs. The balance of the proceeds from the senior note offering was added to the cash reserve of the company.

On November 19, 1997, the company announced that it planned to cease operations at its Owensboro, Kentucky mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company took a $10.0 million charge related to the closure of this facility in the fourth quarter of 1997.

On November 19, 1997, the company also announced its intent to acquire Steinbeis Gessner GmbH for a purchase price of $43.0 million. Steinbeis Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filter products, technical specialties and durable specialties markets. Annual sales revenue approximated $85.0 million. Pursuant to this acquisition, the company sold 1,500,000 share of common stock on December 15, 1997 with a customary 30-day over-allotment option granting the underwriters of the offering the right to purchase up to an additional 225,000 shares. The December 15 sale resulted in gross proceeds of $30.8 to the company. On January 15, 1998, the over-allotment was partially exercised through the sale of an additional 135,000 shares. The shares were sold for a gross price of $20.50 per share. After expenses, the company realized approximately $31.0 million in total net proceeds. To complete the financing of the Gessner acquisition, the company also closed on a DM54.0 million (approximately $30.2 million) term loan with Bayerische Vereinsbank in Munich, Germany and seller financing from the previous owner on January 12, 1998. The German bank loan amortizes over seven years and has a fixed interest rate of 6.8%. The effective date of ownership transfer on the Steinbeis Gessner business was January 1, 1998.

Excluding the impact of the Owensboro write down, the company's income from operations improved from $8.7 million in 1994 (8.3% of sales) to $29.7 million in 1997 (12.6% of sales). This improvement is largely attributable to the added sales volume that resulted from the 1994 and 1996 acquisitions. Additionally the company is benefiting from improved manufacturing efficiencies due to equipment upgrades at several of its facilities and from cost reduction related to consolidation of facilities and administrative staffs.

Results of Consolidated Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.

================================================================================

                                                      1997      1996       1995

Net sales ........................................   100.0%    100.0%     100.0%
Cost of sales ....................................    80.4      81.7       85.2
                                                     ---------------------------
Gross profit .....................................    19.6      18.3       14.8
General and administrative expenses ..............     6.9       7.9        7.1
Facility closure .................................     4.3        --         --
                                                     ---------------------------
Income from operations ...........................     8.4      10.4        7.7
Loss on sale of assets, other (income),
   expense and cogeneration income, net ..........      .2       (.9)       0.5
Interest expense .................................     3.9       1.5        0.8
                                                     ---------------------------
Income before income taxes .......................     4.3       9.8        6.4
Net effect of income taxes and extraordinary tax
  benefit ........................................     1.7       4.0       (0.4)
                                                     ---------------------------
Net income .......................................     2.6%      5.8%       6.8%
================================================================================

Year Ended December 31, 1997 Compared to December 31, 1996

Net sales increased 88.6% to $235.4 million in 1997 from $124.8 million in 1996.

The company acquired CPG and Arcon on October 31, 1996. These acquisitions contributed $127.9 million in sales revenue for the full year of 1997 as compared to $20.2 million for the final two months of 1996.

Within the company's markets, office products sales increased by 2.6% to $55.8 million in 1997 from $54.4 million in 1996. This increase is attributable to moderate growth in demand for our pressboard, and new business in lightweight filing and cover materials. Sales of technical specialties increased by 150.2% to $77.8 million in 1997 from $31.1 million in 1996, due to the impact of the 1996 acquisitions. Durable specialties net sales increased by 80.8% to $58.2 million in 1997 from $32.2 million in 1996. This increase is primarily due to the impact of the 1996 acquisitions. In addition, sales with a key customer grew due to their expansion into new geographic markets and new distribution channels, in part fueled by a new product developed with them in 1995. Net sales of filter products increased by 522.9% to $43.6 million in 1997 from $7.0 million in 1996 due to the impact of the 1996 acquisitions.

Gross profit margin increased to 19.6% in 1997 from 18.3% in 1996. This improvement relates to lower fiber prices, productivity gain at the company's Brattleboro, Vermont mill and early benefits from the consolidation of acquired operations at Oceanside, New York into the company's Quakertown, Pennsylvania facility.

General and administrative expenses increased to $16.3 million (6.9% of sales) in 1997 from $9.9 million (7.9% of sales) in 1996. This increase is due to the impact of the 1996 acquisitions.

In 1997, the company booked a $10.0 million charge related to the closure of its Owensboro, Kentucky mill. Operations at this mill permanently closed on January 14, 1998.

Income from operations increased to $19.7 million (8.4% of sales) in 1997 from $12.9 million (10.4% of sales) in 1996. This improvement is due to the higher sales volume brought about by the 1996 acquisitions, lower fiber prices, and improved manufacturing efficiencies. These improvements were offset by the $10.0 million charge related to the closure of the Owensboro, Kentucky mill.

In 1997, the company recorded other expense of $.4 million as compared to other income of $1.1 million in 1996. This change is due to higher levels of amortization expense related to the 1996 acquisitions.

Net interest expense increased to $9.2 million in 1997 as compared to $1.8 million in 1996. This increase is due to the debt incurred to fund the 1996 acquisitions.

Income taxes were $4.0 million or 39.3% of taxable income in 1997 as compared to $4.7 million or 38.5% of taxable income in 1996.

Net income before extraordinary items for 1997 was $6.2 million or $.95 per share. Excluding the impact of the Owensboro closure, net income would have been $12.3 million or $1.90 per share, as compared to $7.2 million or $1.14 per share in 1996. Per share earnings are stated on a fully diluted basis.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net sales increased 6.2% to $124.8 million in 1996 from $117.5 million in 1995.

The CPG and Arcon acquisitions added $20.2 million in sales revenue over the final two months of 1996. In March 1995, the company sold its gasket business to Armstrong. This caused its gasket product revenue, part of technical specialties, to decline by $6.7 million in 1996 as compared to 1995.

Within the company's markets, office products sales declined by 5.1% or $2.9 million to $54.4 million in 1996 from $57.3 million in 1995. This decline in office products was due to the capacity loss associated with the sale of Lewis mill to Armstrong in March 1995, predominantly in the lightweight cover and filing grades. Technical specialties net sales increased by 1.6% or $0.5 million to $31.1 million in 1996 from $30.6 million in 1995 due to the impact of the prior acquisitions in the last two months of 1996, offset by the capacity loss associated with the sale of the Lewis mill. Durable specialties net sales increased by 8.8% or $2.6 million to $32.2 million in 1996 from $29.6 million in 1995. Filter products net sales increased from $0.0 in 1995 to $7.0 million in 1996, due to the impact of the acquisition of CPG.

Gross profit margin increased to 18.3% in 1996 from 14.8% in 1995. This improvement is primarily due to lower prices for pulp and recycled fiber and to improved manufacturing efficiencies resulting from equipment upgrades.

General and administrative expenses increased 17.9% to $9.9 million (7.9% of sales) in 1996 from $8.4 million (7.1% of sales) in 1995. This increase is primarily due to expenses incurred in connection with CPG and Arcon acquisitions.

Income from operations increased 43.3% to $12.9 million (10.4% of sales) in 1996 from $9.0 million (7.7% of sales) in 1995.

Other income decreased 14.0% to $1.0 million in 1996 as compared to $1.2 million in 1995. On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont mill. The sale of these assets resulted in a deferred gain of $17.2 million, which is being amortized at the rate of $1.7 million per year. This income was offset by amortization of organizational and financing costs and goodwill.

Net interest expense increased to $1.8 million in 1996 as compared to $.9 million in 1995. This increase is due to the debt incurred to fund the prior acquisitions.

Income taxes were $4.7 million or 38.5% of income before income taxes and extraordinary item in 1996.

Net income before extraordinary items in 1996 was $7.5 million or $1.19 per share compared to $8.0 million or $1.30 per share in 1995. Excluding the positive effects of a non-recurring cogeneration payment and a one-time tax adjustment, and the negative effect of the loss on the sale of the Lewis mill, net income in 1995 would have been $6.3 million or $1.03 per share. Per share earnings are stated on a fully diluted basis.

Liquidity and Capital Resources

As of December 31, 1997, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $20.0 million revolving credit facility as of December 31, 1997. As of such date, no advances were outstanding under such credit facility. On January 12, 1998, the company also closed on a DM 54.0 (approximately $30.2) million term loan with Bayerische Vereinsbank AG in Munich, Germany and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 (approximately $4.6) million to fund a portion of the purchase price related to the acquisition of Steinbeis Gessner. The German bank loan amortizes over seven years and has a fixed interest rate of 6.8%. The seller note carries an interest rate of 5% and amortizes over three years. On this same date the company also closed on a $8.3 million revolving credit facility and on a $8.3 million capital spending facility with Bayerische Vereinsbank. As of such date, no advances were outstanding under these facilities. Dollar equivalents are based on a rate of 1.791DM per dollar, which was the noon buying rate on the New York spot market for cable transfers.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures, working capital and acquisitions. Cash flows from operating activities were $7.9 million, $17.1 million and $8.1 million in 1997, 1996 and 1995 respectively. During these periods, additions to property, plant and equipment were $13.5 million, $8.5 million and $4.9 million respectively. In addition, the company expects to fund certain expenditures related to technology transfer projects between Gessner and the company, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products.

The company currently anticipates that the implementation of these projects can be accomplished over a two to three year period, at a cost of $20 to $25 million. The company believes that cash reserves on hand, cash flow from operations, plus amounts available under credit facilities, will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

The company intends to pursue strategic acquisitions that will enhance its range of products, complement the company's core markets, provide distribution or sales and marketing efficiencies or provide opportunities for technology gains or other operating efficiencies. Any such acquisition could require the company to secure independent debt or equity financing to complete such transaction.

Inflation

The company attempts to minimize the effect of inflation on earnings by controlling operating expenses. During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on the company's results of operations. The company purchases raw materials that are subject to cyclical changes in costs that may not reflect the rate of general inflation.

Seasonality

The company's business is mildly seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income. This seasonality is the result of a lower level of purchasing activity in the third quarter, since many of our U.S. customers shut down their manufacturing operations during portions of July. The seasonality of the company's operations including Gessner is likely to be similar, as many European manufacturers shut down during portions of August.

New Accounting Pronouncements

In 1997 and early 1998, the Financial Accounting Standards Board issued the following accounting standards:

      SFAS No. 130, Reporting Comprehensive Income, will be effective for periods beginning after December 15, 1997.

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, will be effective for periods beginning after December 15, 1997.

      SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, will be effective for periods beginning after December 15, 1997.

Management does not believe that the above pronouncements will have a significant effect on the company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1: Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 1998. The company has yet to analyze in detail the potential impact on its financial statements upon adoption of this pronouncement.

Year 2000

The company has implemented or is in the process of implementing new integrated information systems that are already Year 2000 compliant. The company expects full system implementation well before the year 2000. The company has communicated with its principal customers to ensure that Year 2000 issues will not have an adverse impact on the company. The costs of achieving Year 2000 compliance are not expected to have a material impact on the company's business, operations or its financial condition.

Forward-looking Statements

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers' demand and inventory levels (including the loss of certain major customers), the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, failure to identify or carry out suitable strategic acquisitions, or other risk factors discussed in this report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data of the company required by this item are file as exhibits hereto, are listed under Item 14(a)(1) and (2) and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III

Item 10. Directors and Executive Officers

See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the company's executive officers.

The information required by this item with respect to the company's directors is presented under the caption entitled "Election of Directors" of the company's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company's Annual Meeting of Stockholders to be held on May 5, 1998 (the "Proxy Statement"), and is incorporated herein be reference.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled "Compliance with
Section 16(a) of the Securities Exchange Ace of 1934" of the Proxy Statement, and is incorporated herein by this reference.

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

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein be reference to the information presented under the caption entitled "Certain Transactions" of the Proxy Statement.

                                     Part IV

Item. 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on
          Form 8-K

(a)(1)    Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 24 of this Form 10-K.

                                                                           Page
                                                                           ----

        Report of Independent Accountants................................    29

        Consolidated Balance Sheets of December 31, 1997 and 1995........    31

        Consolidated Statements of Income for the years ended
           December 31, 1997, 1996, and 1995.............................    32

        Consolidated Statements of Stockholders' Equity for the years
           ended December 31, 1997, 1996, and 1995.......................    33

        Consolidated Statements of Cash Flow for the years ended
           December 31, 1997, 1996, and 1995.............................    34

        Notes to Consolidated Financial Statements.......................    35

(a)(2)  Index to Consolidated Financial Statements Schedule:

        Report of Independent Accountants................................    54

        Schedule II - valuation and Qualifying Accounts Reserves.........    56

(a)(3)  Index to Exhibits beginning on page 57

(b)     Reports on Form 8-K

        Therewere no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c)     Exhibits

        The exhibits required by this Item are listed under Item 14(a)(3).

(d)     Consolidated Financial Statement Schedule

        The consolidated financial statement schedule required by this item is listed under Item 14(a)(2).

Independent Auditor's Report


Board of Directors
FiberMark, Inc.

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of FiberMark, Inc. as of December 31, 1995 were audited by other auditors whose report dated January 26, 1996 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Burlington, Vermont
February 6, 1998

Vt. Reg. No. 92-000024

Independent Auditor's Report

To the Board of Directors and Stockholders of FiberMark, Inc.:

We have audited the consolidated statements of income, stockholders' equity and cash flow of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain responsible assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) and its cash flow for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


COOPERS AND LYBRAND L.L.P.

Boston, Massachusetts
March 16, 1998

                                 FIBERMARK, INC.
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                 (In Thousands)

=========================================================================================
Assets                                                                1997         1996
                                                                   ----------------------
Current assets:
Cash ...........................................................   $  37,275    $  14,342
Accounts receivable, net of allowances of $203
  in 1997 and $333 in 1996 .....................................      23,278       20,847
  Cogeneration receivable (note 3) .............................           0        1,785
  Inventories (note 4) .........................................      37,486       29,293
  Other ........................................................         210         596
  Deferred income taxes (note 9) ...............................       3,769        2,090
                                                                   ----------------------
    Total current assets .......................................     102,018       68,953
                                                                   ----------------------

Property, plant and equipment, net (note 5) ....................      90,243       89,696
Goodwill, net ..................................................      45,179       46,950
Other intangible assets, net ...................................       8,146        5,642
Prepaid expense (note 7) .......................................       1,073          767
Other long-term assets (note 15) ...............................       1,342            0
                                                                   ----------------------
Total assets (note 6) ..........................................   $ 248,001    $ 212,008

=========================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ............................................      18,822       15,085
   Accrued liabilities .........................................      14,455       22,018
   Accrued income taxes payable ................................       4,262          840
   Accrued pension liabilities .................................       2,496        1,859
                                                                   ----------------------
     Total current liabilities .................................      40,035       39,802
                                                                   ----------------------

Long-term debt, less current portion (note 6) ..................     100,000      100,000
Deferred gain (note 7) .........................................      10,885       12,603
Deferred income taxes (note 9) .................................       9,308       11,510
Other long-term liabilities ....................................       5,002            0
                                                                   ----------------------
     Total long-term liabilities ...............................     125,195      124,113
                                                                   ----------------------
     Total liabilities .........................................     165,230      163,915
                                                                   ----------------------

Commitments and contingencies (note 7)
Stockholders' equity (notes 8, 15 and 19):
   Preferred stock, par value $.001 per share,
     2,000,000 shares authorized and none issued ...............           0            0
   Common stock, par value $.001 per share;
     20,000,000 shares authorized
     7,581,531 shares issued and outstanding in 1997 and
     6,058,638 shares issued and outstanding in 1996 ...........           8            6
   Additional paid-in capital ..................................      73,709       44,731
   Retained earnings ...........................................       9,525        3,356
   Minimum pension liability adjustment, net of tax benefit ....        (471)           0
                                                                   ----------------------
Total stockholders' equity .....................................      82,771       48,093
                                                                   ----------------------
Total liabilities and stockholders' equity .....................   $ 248,001    $ 212,008
=========================================================================================

See accompanying notes to consolidated financial statements.

                              FIBERMARK, INC.
                       Consolidated Statements of Income
                  Years Ended December 31, 1997, 1996 and 1995
                     (In Thousands Except Per Share Amounts)

=======================================================================================
                                                      1997        1996          1995
Net sales ......................................   $ 235,358    $ 124,771    $ 117,516
                                                   ------------------------------------
Cost of sales ..................................     189,294      101,981      100,106
                                                   ------------------------------------
  Gross profit .................................      46,064       22,790       17,410
Selling, general and administrative expenses ...      16,331        9,908        8,397
Facility closure expense (note 13) .............      10,000            0            0
                                                   ------------------------------------
  Income from operations .......................      19,733       12,882        9,013
                                                   ------------------------------------
Other (income) expense, net ....................         600       (1,013)      (1,198)
Loss on sale of assets (note 12) ...............           0            0        8,302
Cogeneration income (note 3) ...................        (215)         (97)      (6,512)
Interest expense ...............................       9,457        1,992        1,270
Interest income ................................        (270)        (211)        (378)

    Income before income taxes and
      extraordinary item .......................      10,161       12,211        7,529
Income tax (benefit) expense (note 9) ..........       3,992        4,697         (424)
                                                   ------------------------------------

  Income before extraordinary item .............       6,169        7,514        7,953
                                                   ------------------------------------

Extraordinary item:
  Loss on early extinguishment of debt
    (net of income tax benefit of $198) (note 6)           0         (297)           0
                                                   ------------------------------------

    Net income .................................   $   6,169    $   7,217    $   7,953
                                                   ------------------------------------
Basic earnings per share:
    Income before extraordinary items ..........   $    1.01    $    1.24    $    1.31
    Extraordinary item .........................        0.00        (0.05)        0.00
                                                   ------------------------------------

      Net income ...............................   $    1.01    $    1.19    $    1.31
                                                   ------------------------------------

Diluted earnings per share: ....................   $     .95    $    1.14    $    1.30
=======================================================================================

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995
                       (In Thousands Except Share Amounts)

===============================================================================================================
                                                         Additional  Accumulated                          Total
                                    Common      Stock       Paid-In     Earnings                  Stockholders'
                                    Shares      Amount      Capital    (Deficit)    Adjustments          Equity
                                   ----------------------------------------------------------------------------
Balance at December 31, 1994 ...   6,050,148   $       6   $  44,711   $ (11,814)   $    (241)        $  32,662
  Net income ...................           0           0           0       7,953            0             7,953
  Amortization of
    unearned compensation ......           0           0           0           0          120               120
                                   ----------------------------------------------------------------------------

Balance at December 31, 1995 ...   6,050,148           6      44,711      (3,861)        (121)           40,735
  Net income ...................           0           0           0       7,217            0             7,217
  Exercise of stock options ....       8,490           0          20           0            0                20
  Amortization of
    unearned compensation ......           0           0           0           0          121               121
                                   ----------------------------------------------------------------------------

Balance at December 31, 1996 ...   6,058,638           6      44,731       3,356            0            48,093
  Net income ...................           0           0           0       6,169            0             6,169
  Issuance of common stock .....   1,500,000           2      28,717           0            0            28,719
  Issuance of common stock .....       1,043           0          20           0            0                20
  Exercise of stock options ....      21,850           0         117           0            0               117
  Tax benefit of option exercise           0           0         124           0            0               124
  Minimum pension liability
    adjustment .................           0           0           0           0         (471)             (471)
                                   ----------------------------------------------------------------------------

Balance at December 31, 1997 ...   7,581,531   $       8   $  73,709   $   9,525    $    (471)        $  82,771

===============================================================================================================

See accompanying notes to consolidated financial statements

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In Thousands)

======================================================================================================
                                                                      1997        1996         1995
                                                                  ------------------------------------
Cash flows from operating activities:
  Net income ..................................................   $   6,169    $   7,217    $   7,953
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .............................       7,393        3,651        3,342
    Amortization of deferred gain .............................      (1,718)      (1,719)      (1,718)
    Write off of deferred debt costs and other deferred charges           0          495           27
    Amortization of unearned compensation .....................           0          121          120
    Loss on closure of facility ...............................      10,000            0            0
    Loss on sale of assets ....................................           0            0        8,302
    Gain on sale of property, plant and equipment .............           0            0           (8)
    Cogeneration income .......................................        (215)         (97)      (6,512)
    Deferred taxes ............................................      (3,586)       2,406       (3,724)
    Changes in operating assets and liabilities:
      Accounts receivable .....................................      (2,431)       1,475        1,821
      Inventories .............................................      (8,535)      (1,431)        (301)
      Other ...................................................         391          947        2,289
      Accounts payable ........................................       3,737          357       (3,262)
      Accrued pension and other liabilities ...................      (7,965)       3,067           96
      Prepaid expense .........................................        (306)        (255)        (306)
      Other long-term liabilities .............................       1,570            0            0
      Accrued income taxes payable ............................       3,422          840            0
                                                                  ------------------------------------
      Net cash provided by operating activities ...............       7,926       17,074        8,119
                                                                  ------------------------------------

Cash flows used for investing activities:
  Cogeneration receipt ........................................       2,000        2,000        3,000
  Purchase of life insurance ..................................      (1,342)           0            0
  Additions to property, plant and equipment ..................     (13,528)      (8,457)      (4,865)
  Kobayashi payments ..........................................           0            0       (5,000)
  Additions to organization costs .............................           0            0         (741)
  Net proceeds from sale of property, plant and equipment .....           0            0           17
  Net proceeds from sale of assets ............................           0            0       12,933
  Expenses paid in connection with sale of assets .............           0            0       (1,744)
  Payments for businesses acquired ............................           0      (87,000)           0
  Acquisition costs ...........................................        (367)           0            0
  Increase in other intangible assets .........................        (112)           0            0
                                                                  ------------------------------------
    Net cash provided by (used in) investing activities .......     (13,349)     (93,457)       3,600
                                                                  ------------------------------------

Cash flows from financing activities:
  Proceeds from sale-leaseback agreement ......................           0            0        5,000
  Proceeds from issuance of common stock ......................      29,205            0            0
  Cost of stock offering ......................................        (466)           0            0
  Proceeds from exercise of stock options .....................         117           20            0
  Increase in revolving credit line ...........................       2,811       64,159      133,466
  Payments on revolving credit line ...........................      (2,811)     (64,159)    (140,759)
  Repayment of senior term debt ...............................           0       (6,313)      (9,275)
  Proceeds from issuance of Series B senior notes .............           0      100,000            0
  Debt issue costs ............................................        (500)      (4,500)           0
                                                                  ------------------------------------
     Net cash provided by (used in) financing activities ......      28,356       89,207      (11,568)
                                                                  ------------------------------------
     Net increase in cash .....................................      22,933       12,824          151

Cash at beginning of year .....................................      14,342        1,518        1,367
                                                                  ------------------------------------
Cash at end of year ...........................................   $  37,275    $  14,342    $   1,518
======================================================================================================

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

(1) Description of Business

FiberMark operates in a single segment as a manufacturer and converter of specialty paper products. The company's market focus is in four core product areas: office products, technical specialties, durable specialties and filter products. FiberMark is headquartered in Brattleboro, Vermont and operates eight paper mills and converting facilities located in the eastern and midwestern regions of the United States.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include FiberMark, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the moving weighted average cost method for raw materials and the first-in, first-out (FIFO) method for work in process (WIP) and finished goods. During 1996 the company changed its method of accounting for WIP and finished goods inventory from the average cost method to the FIFO method. The change in accounting method had no material effect on income for the year ended December 31, 1996.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets. Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty (40) and twenty (20) years, respectively. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

Other Intangible Assets and Goodwill

Intangible assets include primarily organization, debt issue, goodwill, acquisition costs and intangible assets related to pension plans (see note 15). Organization costs of $233,000 and $594,000, net of accumulated amortization of $309,000 and $310,000 as of December 31, 1997 and 1996, respectively, arose in conjunction with the acquisition of the Endura Products Division and are amortized on a straight-line basis over seven years. During the fourth quarter of 1997, organization costs amounting to $185,000, net of accumulated amortization of $177,000 were written off in conjunction with the closing of the Owensboro, Kentucky facility (see note 13). Debt issue costs of $5,000,000 and $4,500,000, net of accumulated amortization of $483,000 and $33,000 as of December 31, 1997 and 1996, respectively, are related to the issuance of the Series B senior notes and are amortized using the interest method over the life of those notes. Costs associated with the acquisition of Steinbeis Gessner GmbH effective January 1, 1998 amounts to $367,000. These costs have been capitalized as of December 31, 1997 and will be included in the costs of the acquired enterprise. The acquisition will be accounted for under the purchase method (see note 20).

Goodwill of $45,179,000 and $46,950,000, net of accumulated amortization of $1,805,000 and $244,000 as of December 31, 1997 and 1996, respectively, represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over thirty years. During the fourth quarter of 1997, goodwill of $186,000 net of accumulated amortization of $24,000 was written off in conjunction with the closing of the Owensboro, Kentucky facility (see note 13).

Amortization of intangibles, including goodwill, amounted to $2,542,000, $812,000 and $576,000 as of December 31, 1997, 1996 and 1995, respectively. The company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

Deferred Gain

The deferred gain incurred in connection with the sale-leaseback transaction is being amortized on a straight-line basis over the life of the lease (see note
7).

Research and Development

The company expenses research and development costs as incurred. The costs amounted to $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 1997, 1996, and 1995, respectively.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and earnings per common and common equivalent share have also been restated to give effect to a 3-for-2 stock split effective May 13, 1997. The following table sets forth the computation of basic and diluted earnings per share:

=====================================================================================
                                                    1997         1996         1995
                                                 ------------------------------------
Numerator:
  Income available to common shareholders used
    in basic and diluted earnings per share ..   $    6,169   $    7,217   $    7,953
                                                 ------------------------------------
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares ..................    6,140,673    6,053,889    6,050,148

  Effect of dilutive securities:
    Fixed stock options ......................      351,114      274,684       50,409
                                                 ------------------------------------

  Denominator for diluted earnings per share:
    Adjusted weighted average shares .........    6,491,787    6,328,573    6,100,557
                                                 ------------------------------------

Basic earnings per share .....................   $     1.01   $     1.19   $     1.31

Diluted earnings per share ...................   $      .95   $     1.14   $     1.30
=====================================================================================

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the company's financial position, results of operations, or liquidity in 1996. During the fourth quarter of 1997 the company decided to close their Owensboro, Kentucky facility. The costs of closing this facility, including the costs associated with disposing of the assets, are reflected as a component of income from operations (see note 13).

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Environmental Matters

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the company on January 1, 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The guidance provided by the SOP is consistent with the company's current method of accounting for environmental remediation costs and, therefore, adoption of this new Statement does not have a material impact on the company's financial position, results of operations, or liquidity. Pursuant to the Environmental Laws, there are currently pending investigations at certain of the company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

Other Matters

The company is involved in various legal proceedings in the ordinary course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the company's financial condition, results of operations or cash flows. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

(3) Cogeneration Project

In 1993, the company entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine") pursuant to which the company's Latex Fiber Products Division would host a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The company received $4.4 million in cash in 1993. The company has a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million, was recorded as income in the first quarter of 1995. Cash payments of $2 million, $2 million and $3 million were received in May 1997, 1996 and 1995, respectively.

(4) Inventories

Inventories consist of the following at December 31, 1997 and 1996 (in thousands):

================================================================================
                                                          1997              1996
                                                       -------------------------
Raw materials ..............................           $13,707           $11,356
Work in process ............................            10,365             6,667
Finished goods .............................            10,990             8,783
Stores inventory ...........................             1,415             1,568
Operating supplies .........................             1,009               919
                                                       -------------------------

    Total inventories ......................           $37,486           $29,293
================================================================================

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 1997 and 1996 (in thousands):

================================================================================
                                                             1997          1996
                                                        ------------------------
Land ...............................................    $   7,347     $   6,816
Buildings and improvements .........................       17,217        16,666
Machinery and equipment ............................       70,425        65,995
Construction in progress ...........................        9,347        11,234
                                                          104,336       100,711
Less accumulated depreciation and amortization .....      (14,093)      (11,015)
                                                        ------------------------
Net property, plant and equipment ..................    $  90,243     $  89,696
================================================================================

Depreciation expense was $4,852,000, $2,839,000 and $2,766,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

(6) Debt

The company's long-term debt is summarized as follows at December 31, 1997 and 1996 in thousands:

================================================================================
                                                           1997           1996
                                                         -----------------------
Series B senior notes - interest at 9-3/8%, interest
  payable semi-annually in arrears on April 15 and
  October 15, unsecured, due October 15, 2006.........   100,000         100,000
================================================================================

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

Approximately, $9,430,000, $1,797,000 and $1,362,000 of interest was paid during the years ended December 31, 1997, 1996 and 1995, respectively.

The company has $20,000,000 in available funds through a revolving credit line with the CIT Group, Inc., at December 31, 1997, 1996 and 1995. The interest rate on the line as of December 31, 1997 is prime plus .5% or LIBOR plus 2%. The revolving credit line is subject to a commitment fee payable at the rate of 1/2 of 1% per annum on the daily average unused portion of this line. This fee is payable on a quarterly basis. In addition, the company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examinations, analyzing and evaluating the collateral.

(7) Leases

Deferred Gain and Sale-Leaseback

In April 1994, FiberMark entered into a sale-leaseback agreement with the CIT Group, Inc. ("CIT"). FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000. As a result FiberMark recorded a deferred gain of $17,187,000 which is amortized on a straight-line over the life of the ten year lease. In 1997, 1996 and 1995 the company amortized $1,718,000, $1,719,000 and
$1,718,000, respectively, of the deferred gain into income. At December 31, 1997 and 1996, the deferred gain amounted to $10,885,000 and $12,603,000 net of accumulated amortization of $6,302,000 and $4,584,000, respectively.

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

Rental expense associated with these leases is recognized on a straight-line basis and amounted to $4,426,000, $4,426,000 and $3,067,000 for the years ending December 31, 1997, 1996 and 1995, respectively. Accumulated deferred rent expense included in prepaid expense amounted to $1,073,000 and $767,000 as of December 31, 1997 and 1996, respectively.

Total future minimum lease payments under the sale-leaseback agreement are set forth as follows (in thousands):

--------------------------------------------------------------------------------
Payments to be made in the years ending December 31:

1998 ...............................................................     $4,732
1999 ...............................................................      4,273
2000 ...............................................................      4,120
2001 ...............................................................      4,120
2002 ...............................................................      4,120
Thereafter .........................................................      4,810
--------------------------------------------------------------------------------

Other Leases

The company assumed obligations under operating leases for certain machinery, equipment and facilities purchased from CPG on October 31, 1996. Rental expense was $1,043,000 and $150,000 for the year and two month period ended December 31, 1997 and 1996, respectively.

As of December 31, 1997, obligations to make future minimum lease payments under these leases were as follows (in thousands):

--------------------------------------------------------------------------------
Payments to be made in the years ending December 31:

1998 ...............................................................      $1,099
1999 ...............................................................         940
2000 ...............................................................         400
2001 ...............................................................         291
2002 ...............................................................         282
Thereafter .........................................................         721
                                                                          ------
                                                                          $3,733
--------------------------------------------------------------------------------

(8) Preferred Stock

At December 31, 1997, 1996 and 1995, the company has 2,000,000 shares of preferred stock authorized with none issued. The company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.

(9) Income Taxes

The components of the provision for income taxes before extraordinary item for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

================================================================================
                                                 1997         1996         1995
                                              ----------------------------------
Current:
  Federal ..............................      $ 6,137      $ 2,607      $ 2,557
  State ................................        1,439        1,031          743
                                              ----------------------------------

                                                7,576        3,638        3,300
Deferred ...............................        3,584        1,059       (3,724)
                                              ----------------------------------

  Income tax (benefit) expense .........      $ 3,992      $ 4,697      $  (424)
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below (in thousands):

================================================================================
                                                               December 31, 1997
                                                    ----------------------------
                                                    Deferred Tax    Deferred Tax
                                                          Assets     Liabilities
Accounts receivable ............................         $   342         $     0
Inventory ......................................             707               0
Property, plant and equipment ..................               0          15,654
Payroll related accruals .......................           2,434               0
Intangible assets ..............................             585               0
Miscellaneous reserves .........................           1,279               0
Deferred gain ..................................           4,191               0
Facility closure ...............................             577               0
                                                    ----------------------------
                                                         $10,115         $15,654

                                                               December 31, 1996
                                                    ----------------------------
                                                    Deferred Tax    Deferred Tax
                                                          Assets     Liabilities
                                                    ----------------------------

Accounts receivable ............................         $   308         $     0
Inventory ......................................             758               0
Property, plant and equipment ..................               0          17,684
Payroll related accruals .......................           1,672               0
Intangible assets ..............................             282               0
Miscellaneous reserves .........................             808               0
Deferred gain ..................................           5,041               0
Cogeneration income ............................               0             605
                                                    ----------------------------

                                                         $ 8,869         $18,289
================================================================================

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

A reconciliation of income taxes from continuing operations at the United States statutory rate to the effective rate for the years ended December 31, 1997, 1996 and 1995 are as follows:

================================================================================
                                                1997         1996         1995
                                                --------------------------------
U.S. federal rate .......................       34.0%        34.0%        34.0%
Decrease in valuation allowance .........        0.0%         0.0%       (49.9%)
State taxes net of federal benefit ......        6.1%         5.8%         5.9%
Other ...................................       (0.8%)       (1.4%)        4.4%
                                                --------------------------------
Effective tax rate ......................       39.3%        38.4%        (5.6%)
================================================================================

Income taxes paid during 1997, 1996 and 1995 were $5,696,000, $3,698,000 and
$3,130,000, respectively.

(10) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price and amounts to $103,313,000 (carrying value $100,000,000) at December 31, 1997. Management has determined that the carrying values of its other financial assets and liabilities approximate fair value at December 31, 1997.

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

The aggregate purchase price of CPG and Arcon was approximately $91,500,000 which includes costs of the acquisitions. The acquisitions were financed through the issuance of senior notes in the amount of $100,000,000 and were accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This treatment resulted in approximately $46,668,000 of cost in excess of net assets acquired. Such excess, or goodwill, is being amortized on a straight-line basis over thirty years. The 1996 consolidated results include Arcon and CPG's results of operations from the date of the acquisitions through the end of the year. The following summarized unaudited pro forma results of operations for the year ended December 31, 1996, assumes the Arcon and CPG acquisitions occurred as of the beginning of the period (dollars in thousands except per share amounts):

--------------------------------------------------------------------------------
                                                                       Unaudited
                                                                     -----------
Net sales ................................................              $227,822
Net income ...............................................                10,709
Basic earnings per share .................................                  1.77
--------------------------------------------------------------------------------

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(12) Sale of Assets

On March 22, 1995, the company sold the assets of its Lewis Mill and the company's gasket business to Armstrong World Industries Inc. ("Armstrong") for $12,933,000 (the "Sale"). As part of the sale, inventory in the amount of $1,080,000 was sold at book value to Armstrong. The net book value of the assets sold was $19,311,000 and total expenses relating to the sale are estimated at $1,924,000. At December 31, 1995, $1,744,000 of these expenses had been paid; the remaining expenses were accrued in 1995 and paid in 1996. This transaction resulted in a loss of $8,302,000 before taxes. Approximately $160,000 of the purchase price was held by Armstrong pending the receipt of a New York State tax clearance certificate. This payment was received by the company in May 1995. The Lewis mill was part of a two-mill division located at the company's Latex Fiber Products Division in Beaver Falls, New York.

(13) Facility Closure

On January 14, 1998, the company closed the Owensboro, Kentucky facility. Production at this facility will be moved into certain of the company's other operations. The exit plan contemplates moving some of the inventory and equipment to other facilities and management expects to sell the remaining assets at or above the adjusted carrying value. As of December 31, 1997 the company recorded a facility closure charge of $10,000,000 to recognize severance and benefits for the employees to be terminated ($450,000), to reflect contract cancellation costs ($325,000), to reflect the write down to fair market value of the plant and equipment not expected to be transferred to other facilities ($8,129,000), to write off goodwill ($186,000) and organization costs ($185,000) and to write off or accrue for other miscellaneous costs ($725,000). Results of operations of the facility amounted to a $.3 million loss for the year ended December 31, 1997.

(14) Related Party Transactions

The company paid a management fee of $250,000 for the years ended December 31, 1997, 1996 and 1995, to an equity owner, MDC Management Company ("MDC"). The company has a management agreement with MDC which calls for an annual fee of $250,000 through 1997. In 1996 the company also paid MDC $250,000 in conjunction with the CPG and Arcon acquisitions.

(15) Retirement and Deferred Compensation Plans

Qualified Plans

The company has a defined contribution plan (salaried and hourly) and a defined benefit (hourly) retirement plan for FiberMark.

Defined Contribution Plan

The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Defined contribution expense for the company was $564,000, $229,000 and $193,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Defined Benefit Plan for Hourly Employees

Effective August 13, 1997 the CPG defined benefit pension plan was merged into the FiberMark, Inc. pension plan and the assets and liabilities of both plans were combined. The defined benefit plan is an ERISA and IRS-qualified plan. Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations. The company annually contributes at least the minimum amount as required by ERISA.

A summary of the components of net periodic pension expense for the year ended December 31, 1997 is as follows (in thousands):

================================================================================
Service cost - benefits earned during the period .................        $ 445
Interest cost on projected benefit obligation ....................          686
Actual return on plan assets .....................................         (668)
Net amortization and deferral ....................................           69
                                                                          -----
  Net periodic pension expense ...................................        $ 532
================================================================================

The following table sets forth the funded status of the plan and the amount reflected in the accompanying consolidated balance sheet (in thousands):

Actuarial present value of accumulated and projected benefit obligation:

      Vested......................................................     $ (9,585)
            Nonvested ............................................         (622)
                                                                       --------
                                                                        (10,207)

Plan assets at fair value .......................................         7,832
                                                                       --------

Projected benefit obligation in excess of plan assets ...........        (2,375)
Unrecognized net loss ...........................................           765
Unrecognized net transition obligation ..........................            18
Unrecognized prior service costs ................................           162

Adjustment required to recognize minimum liability ..............          (945)
                                                                       --------
      Accrued pension cost ......................................       $(2,375)
================================================================================

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 was 7.25%. The expected long-term rate of return on plan assets was 9% in 1997.

As is required by SFAS No. 87, Employers' Accounting for Pensions, for plans in which the accumulated benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. The closure of the facility in Owensboro, Kentucky resulted in a curtailment of the plan. However, since the plan benefit is not salary related, there is no curtailment gain or loss as a result of the facility closure.

Defined Benefit Plan (1996 and Prior)

The defined benefit plan is an ERISA and IRS-qualified plan based upon the negotiated benefit and years of service in the collective bargaining agreement between the Unions and the company. Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations. The company annually contributed at least the minimum amount as required by ERISA.

A summary of the components of net periodic pension expense for the year ended December 31, 1996 is as follows (in thousands):

================================================================================
Service cost - benefits earned during the period .................        $ 126
Interest cost on projected benefit obligation ....................          101
Actual return on plan assets .....................................         (133)
Net amortization and deferral ....................................           69
                                                                          -----
      Net periodic pension expense ...............................        $ 163
================================================================================

Pension expense was approximately $134,000 for the year ended December 31, 1995.

The following table sets forth the funded status of the plan and the amount reflected in the accompanying consolidated balance sheet (in thousands):

Actuarial present value of accumulated and projected benefit obligation:

      Vested......................................................     $ (1,411)
      Nonvested...................................................         (134)
                                                                       --------
                                                                         (1,545)

Plan assets at fair value.........................................        1,360
                                                                       --------

Projected benefit obligation in excess of plan assets.............         (185)

Unrecognized net loss.............................................            0
Unrecognized transition obligation................................           21
Unrecognized prior service costs..................................           90
Adjustment required to recognize minimum liability................         (111)
                                                                       --------

      Accrued pension cost........................................     $   (185)
================================================================================

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1996 was 7.5%. The expected long-term rate of return on plan assets was 9% in 1996.

Defined Benefit Plan - CPG Employees

CPG employees were covered by a noncontributory defined benefit plan. This is an ERISA and IRS-qualified plan which has benefits based on stated amounts for each year of credited service. The plan's assets consist principally of equity securities, government and corporate debt securities and other fixed income obligations. The company annually contributed at least the minimum amount as required by ERISA.

Net periodic pension expense for the two months ended December 31, 1996 included the following components (in thousands):

================================================================================
Service cost .....................................................         $ 42
Interest cost on projected benefit obligation ....................           83
Actual return on plan assets .....................................          (80)
Net amortization and deferral ....................................           (7)
                                                                           ----
      Net periodic pension expense ...............................         $ 38
================================================================================

The following table presents the funded status of the company's pension plan and the net pension liability included in the consolidated balance sheet as of December 31, 1996 (in thousands):

================================================================================
Actuarial present value of benefit obligations:
    Vested benefits .............................................       $(6,827)
    Nonvested benefits ..........................................          (517)
                                                                        -------

      Projected benefit obligation ..............................        (7,344)

Fair value of plan assets .......................................         5,651
                                                                        -------

Projected benefit obligation in excess of plan assets ...........        (1,693)
Unrecognized net gain ...........................................           102
Additional minimum liability ....................................          (102)
                                                                        -------

      Accrued pension cost ......................................       $(1,693)
================================================================================

The actuarial present value of the projected benefit obligation as of December 31, 1996 was calculated using a discount rate of 7.5%. A long-term rate of return of 9% was used to calculate the net periodic pension expense.

Non-Qualified Plans

In addition to the benefits provided under the qualified pension plans, retirement and deferred compensation benefits associated with wages in excess of the IRS allowable wages are provided to certain employees under non-qualified plans. During 1997 the company established a trust pursuant to two executive deferral plans for the benefit of a select group of management, highly compensated employees and/or directors who contribute materially to the continued growth, development and business success of the company. The plans established under the trust agreement are set forth as follows:

Supplemental Executive Retirement Plan (SERP)

The plan is a defined benefit plan and shall be unfunded for tax purposes and for purposes of Title I of ERISA. Pension benefits are based upon final average compensation and years of service. Benefits earned are subject to cliff vesting after fifteen (15) years or more of service.

A summary of the components of net periodic pension cost for the year ended December 31, 1997 is as follows (in thousands):

================================================================================
Service cost - benefits earned during the period ..................         $ 87
Interest cost on projected benefit obligation .....................          104
Net amortization and deferral .....................................          128
                                                                            ----
       Net periodic pension expense ...............................         $319
================================================================================

The following table sets forth the funded status of the plan and the amount reflected in the accompanying consolidated balance sheet as of December 31, 1997 (in thousands):

================================================================================
Actuarial present value of benefit obligations:
  Vested benefits ...............................................       $(1,332)
  Nonvested benefits ............................................        (1,474)
                                                                        -------
Accumulated benefit obligation ..................................        (2,806)
  Effect of projected future compensation levels ................          (353)
Projected benefit obligation ....................................        (3,159)
Plan assets at fair value .......................................             0
                                                                        -------

Projected benefit obligation in excess of fair value ............        (3,159)
Unrecognized prior service cost .................................         2,840
Adjustment required to recognize minimum liability ..............        (2,487)
                                                                        -------

Accrued pension cost ............................................       $(2,806)
================================================================================

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 was 7%.

As required by SFAS No. 87, Employers' Accounting for Pensions, for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheet the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset.

Deferred Compensation Plan

The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earn a guaranteed rate of return. As of December 31, 1997 the company has accrued $1,494,000 for its obligation under the plan. The company's expense which includes company contributions and interest expense amounted to $89,000 for the year ended December 31, 1997.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $1,342,000 as of December 31, 1997.

(16) Postretirement Benefits Other Than Pensions

The company provides certain health care and life insurance benefits to specific groups of former CPG employees when they retire. The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree's length of service. The allowance may be adjusted to reflect annual changes in the Consumer Price Index ("CPI"); however, once the initial allowance has doubled, there will be no further increases. Salaried employees hired after January 1, 1993 are not eligible to participate in this retiree medical plan. Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount. The postretirement benefit obligations related to employees who retired prior to the acquisition were not assumed by the company and remain the responsibility of prior owners.

Net periodic postretirement benefits cost included the following components (in thousands):

================================================================================
                                                         Year       Two Months
                                                        Ended            Ended
                                                 December 31,     December 31,
                                                         1997             1996
                                                 -----------------------------
Service cost ..................................          $ 43             $ 14
Interest cost on accumulated postretirement
    benefit obligation ........................            99               23
Net amortization and deferral .................             0               (1)
                                                 -----------------------------

    Net periodic postretirement benefits cost .          $142             $ 36
================================================================================

The following table sets forth the accumulated postretirement benefit obligation included in accrued liabilities on the company's consolidated balance sheets (in thousands):

================================================================================
                                                           Year      Two Months
                                                          Ended           Ended
                                                   December 31,    December 31,
                                                           1997            1996
                                                   ----------------------------
Accumulated postretirement benefit obligation:
    Fully eligible participants .................       $   (44)       $   181)
    Retirees ....................................          (493)          (208)
    Other active plan participants ..............          (926)          (938)
                                                   ----------------------------

Accumulated postretirement benefit obligation ...        (1,463)        (1,327)
    Unrecognized net loss .......................           129             74
                                                   ----------------------------
Accrued postretirement benefit liability ........       $(1,334)       $(1,253)
================================================================================

The assumed health care cost trend rate used in measuring future benefit costs was 8%, gradually declining to 6% by 2001 and remaining at that level thereafter. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1997 by $85,000 and the aggregate of service and interest cost components of net periodic postretirement benefit expense for the year ended December 31, 1997 by less than $10,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% as of December 31, 1997 and 1996, respectively.

(17) Supplemental Cash Flow Information

Non-cash investing and financing activities:

During 1997 the company recorded an intangible asset related to the hourly defined benefit pension plan amounting to $180,000 and a long-term liability of $946,000. The offset resulted in a minimum pension liability adjustment of $471,000, net of tax benefit. During 1997 the company recorded an intangible asset related to the SERP in the amount of $2,487,000 and recorded a long-term liability for the same amount.

(18) Significant Business Concentrations

Approximately 28%, 41%, and 47% of the company's total 1997, 1996 and 1995 sales, respectively, were concentrated in five customers. In 1996 and 1995 revenue from a single customer was $15,425,000 (12% of total sales) and, $18,933,000 (16% of total sales), respectively. Sales to a second customer accounted for 10% of total sales in both 1996 and 1995. In 1997, no sales to a single customer accounted for an amount equal to or greater than 10% of the company's total sales.

Approximately 8%, 12%, and 13% of the company's products were sold to foreign customers (excluding Canada) in 1997, 1996 and 1995, respectively. The principal international markets served by the company include Asia/Pacific Rim, Latin America, Mexico and Europe.

(19) Stock Option and Bonus Plans

The company has three stock option plans which provide for grants of nonqualified or incentive stock options. The 1992 Amended and Restated Stock Option Plan ("1992 Plan") is fully granted at 301,422 shares of common stock to management of the company. Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

The 1994 Stock Option Plan ("1994 Plan") is fully granted at 300,000 shares of common stock to selected officers and employees of the company. Options granted under the Plan vest at a rate of 20% per year commencing on the one year anniversary of the grant date and 1.66% at the end of each month thereafter. The options are exercisable for a period of ten years from the grant date.

The 1994 Director Stock Option Plan ("Directors' Plan") authorizes the grant of up to 225,000 shares of common stock to directors who are not otherwise full-time employees of the company. The Plan was amended in 1996 to increase the authorized shares from 75,000 to 225,000 shares and to allow for an accelerated vesting schedule not to exceed five years. Options will vest and become exercisable based upon target levels set for the fair market value of the common stock or in the event of a merger or asset sale. The options are exercisable for a period of eight years from the date of grant.

During 1997 the company authorized the grant of up to 600,000 incentive stock options under a new plan, the 1997 Stock Option Plan ("1997 Plan") to selected officers and employees of the company. Options granted under the 1997 Plan vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

The following table sets forth the stock option transactions for the three years ended December 31, 1997:

================================================================================
                                                                       Weighted
                                                   Number of   Average Exercise
                                                      Shares              Price
                                                   ----------------------------

Outstanding December 31, 1994 .............          392,220          $    4.15
      Granted .............................           66,150               7.83
      Forfeited ...........................          (45,477)              3.87
                                                   ----------------------------

Outstanding December 31, 1995 .............          412,893               4.77
      Granted .............................          381,102              10.99
      Exercised ...........................           (8,490)              4.05
      Forfeited ...........................          (31,275)              7.06
                                                   ----------------------------

Outstanding December 31, 1996 .............          754,230               7.83
      Granted .............................          182,500              21.87
      Exercised ...........................          (21,850)              5.36
      Forfeited ...........................           (7,500)              9.96
                                                   ----------------------------
Outstanding December 31, 1997 .............          907,380          $   10.69
================================================================================

The following table summarizes information about the stock options outstanding at December 31, 1997:

=============================================================================================
                                      Options Outstanding                 Options Exercisable
                             ----------------------------------------------------------------
                                              Weighted
                                               Average    Weighted                   Weighted
                                  Number     Remaining     Average        Number      Average
                             Outstanding   Contractual    Exercise   Exercisable     Exercise
Range of Exercise Prices     at 12/31/97          Life       Price   at 12/31/97        Price
---------------------------------------------------------------------------------------------
$  3.33  ...............         225,378           4.0      $ 3.33       225,378       $ 3.33
   6.00 to 7.83.........         128,400           6.2        6.81        83,142         6.64
   9.00 to 9.41.........         217,250           7.3        9.24       143,753         9.34
   13.5  ...............         153,852           8.6       13.50        30,770        13.50
$  21.87 ...............         182,500           9.3      $21.87        16,500       $21.87
                             ----------------------------------------------------------------
                                 907,380                                 499,543
=============================================================================================

The company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plans during 1997, 1996 and 1995 as the options were all granted at exercise prices which equaled the market value at the date of the grant. Compensation for the options granted prior to December 31, 1992 at $3.33 per share was measured as of the grant date based upon a fair market value of $5.33 per share as determined by the Board of Directors and is being recognized as expense over the vesting period. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards during 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:

================================================================================
                                                1997           1996         1995
                                              ----------------------------------
Net income, as reported...................    $6,169         $7,217       $7,953
Net income, pro forma.....................     5,304          7,075        7,918

Basic earnings per share, as reported.....    $ 1.01         $ 1.19       $ 1.31
Basic earnings per share, pro forma.......       .86           1.17         1.31

Diluted earnings per share, as reported...    $  .95         $ 1.14       $ 1.30
Diluted earnings per share, pro forma.....       .82           1.12         1.30
================================================================================

Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 45%; and expected lives of ten
(10) years.

Effective January 1, 1994, the Compensation Committee adopted the Executive Bonus Plan, which provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. Although the Executive Bonus Plan is subject to annual review by the Committee, the Committee expects it to remain in place for a five-year term. Expense recorded under the plan amounted to $1,001,000, $398,000 and $322,000 in 1997, 1996 and 1995,
respectively.

(20) Subsequent Event

Effective January 1, 1998 the company purchased all of the outstanding shares of Steinbeis Gessner GmbH ("Gessner") for $40.0 million and DM5.315 ($3.1) million in cash. Gessner manufacturers crepe masking and specialty tape materials, wet and dry abrasive papers, filter media for automotive air, oil and gasoline and filter media for automotive cabins and vacuum cleaner bags. This acquisition was financed with a portion of the proceeds of the sale of 1,500,000 shares of the company's common stock for $28.7 million along with borrowings under a DM54.0 ($30.2) million bank facility provided by Bayerische Vereinsbank AG and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 ($4.6) million. The acquisition will be accounted for as a purchase and will result in approximately $5.1 million in goodwill.

(21) Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 1997 and 1996 (in thousands except per share data).

================================================================================
1997                                    Mar 31     Jun 30     Sep 30   Dec 31(1)
                                      ------------------------------------------
Net sales .........................   $ 59,442   $ 59,415   $ 57,802   $ 58,699
Gross profit ......................     11,265     11,318     11,517     11,964
Net income (loss) .................      2,733      3,054      3,199     (2,817)
Basic earnings per share ..........       0.45       0.50       0.53      (0.44)
Diluted earnings per share ........       0.43       0.48       0.50      (0.44)
                                      ------------------------------------------
1996                                    Mar 31     Jun 30     Sep 30   Dec 31(2)
                                      ------------------------------------------
Net sales .........................   $ 24,859   $ 26,086   $ 26,789   $ 47,037
Gross profit ......................      3,503      5,011      5,115      9,161
Net income ........................      1,048      1,816      2,093      2,260

Basic earnings per share ..........       0.17       0.30       0.35       0.37
Diluted earnings per share ........       0.17       0.29       0.33       0.35
================================================================================

(1) In the fourth quarter of 1997 the company announced its decision to close the facility located in Owensboro, Kentucky. Income from operations reflects a $10,000,000 loss as a result of this event. Equivalent shares of common stock have not been included in the 1997 fourth quarter diluted earnings per share calculation as their effect would be antidilutive.

(2) In the fourth quarter of 1996 the company acquired Arcon Holdings Corporation and CPG Investors Inc.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
FiberMark, Inc.


Under date of February 6, 1998, we reported on the consolidated balance sheets of FiberMark, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years ended December 31, 1997, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in item (14(a)(2) herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Burlington, Vermont
February 6, 1998

REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Stockholders of
FiberMark, Inc.:

      In connection with our audits of the consolidated financial statements of FiberMark, Inc. (formerly Specialty Paperboard, Inc.) as of December 31, 1995 and for the period ended December 31, 1995, which consolidated financial statements are included in the Annual Report on Form 10-K, we have also audited the consolidated financial statement schedule listed in Item 14(a)(2) herein.

      In our opinion, this consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 26, 1996

                                 FIBERMARK, INC.
          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (in Thousands)

                                                         Balance at     Charged to                        Balance
                                                          Beginning      Costs and                         at End
Description                                               of Period       Expenses      Deductions      of Period
-----------                                               ---------       --------      ----------      ---------
Year Ended December 31, 1997 Allowances for possible
losses on accounts receivable ......................          $ 333          ($113)          $  17          $ 203

Year Ended December 31, 1996 Allowance for possible
losses on accounts receivable ......................          $ 253          $ 173           $  93          $ 333

Year Ended December 31, 1995 Allowances for possible
losses on accounts receivable ......................          $ 258          $ 104           $ 109          $ 253

                             Item 14(a)(3) Exhibits

Number                                Description
------                                -----------

2.1(11)     Share Purchase Agreement dated as of November 26, 1997, among
            Steinbeis Holding GmbH ("Steinbeis"), Zetaphoenicis Beteiligungs
            GmbH and Thetaphoenicis Beteiligungs GmbH.
3.1(1)      Restated Certificate of Incorporation of the Company as amended through March 25, 1997.
3.2(10)     Certificate of Ownership and Merger of FiberMark, Inc. with and into
            Specialty Paperboard, Inc. filed with the Secretary of State of
            Delaware on March 26, 1997.
3.3(1)      Restated By-laws.
4.1(1)      Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)      Specimen stock certificate.
4.3(9)      Indenture dated as of October 15, 1996 (the "Indenture") among the
            Company, CPG Co., Specialty Paperboard/Endura, Inc. ("Endura") and
            the Wilmington Trust Company ("Wilmington").
4.4(9)      Specimen Certificate of 9 3/8% Series A Senior Note due 2006
            (included in Exhibit 4.3 hereof).
4.5(9)      Specimen Certificate of 9 3/8% Series B Senior Note due 2006
            (included in Exhibit 4.3 hereof).
4.6(9)      Form of Guarantee of Senior Notes issued pursuant to the Indenture
            (included in Exhibit 4.3 hereof).
4.7(9)      Registration Rights Agreement dated as of October 16, 1996 among the
            Company, Endura, CPG Co. and BT Securities Corporation.
10.1(5)     Lease Agreement dated April 29, 1994, between CIT Group/Equipment
            Financing Inc. ("CIT/Financing") and the Company.
10.2(5)     Grant of Security Interest in Patents, Trademarks and Leases dated
            April 29, 1994, between the Company and CIT/Financing.
10.3(5)     Bill of Sale dated April 29, 1994, to CIT/Financing.
10.4(1)(3)  Form of Indemnity Agreement entered into between the Company and its directors and executive officers.
10.5(1)(3)  The Company's 1992 Amended and Restated Stock Option Plan and
            related form of Option Agreement.
10.6(1)     Paper Procurement Agreement, between the Company and Acco-U.S.A.
10.7(8)     Paper Procurement Agreement, between the Company and
            Pajco/Holliston, dated February 23, 1995.
10.8(1)     Energy Service Agreement (Latex mill), dated as of November 19,
            1992, between Kamine and the Company.
10.9(2)     Amendment No. 1 to the Energy Service Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the Company.
10.10(1)    Energy Service Agreement (Lewis mill), dated as of November 19,
            1992, between Kamine and the Company.
10.11(2)    Amendment No. 1 to the Energy Service Agreement (Lewis mill), dated as of May 7, 1993, between Kamine and the Company.

10.12(1)    Restated Ground Lease, dated as of November 19, 1992, between Kamine and the Company.
10.13(1)    Beaver Falls Cogeneration Buyout Agreement, dated as of November 20,
            1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the
            Company.
10.14(2)    Consent and Agreement (Energy Services Agreement), dated as of May
            7, 1993, by the Company.
10.15(2)    First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the Company.
10.16(2)    Memorandum of Lease, dated as of May 7, 1993, between Kamine and the
            Company.
10.17(2)    Lessor Consent and Estoppel Certificate, dated as of May 7, 1993, between the Company and Deutsche Bank AG, New York Branch, Ansaldo
            Industria of America, Inc. and SV Beavers Falls, Inc.
10.18(7)(3) The Company's 1994 Stock Option Plan and related forms of Option
            Agreements.
10.19(7)(3) The Company's 1994 Directors Stock Option Plan and related form of
            Option Agreement.
10.20(9)(3) Amendment to the Company's 1994 Directors Stock Option Plan. 10.21(4)(3) The Company's Executive Bonus Plan.
10.22(9)    Deed of Lease between James River Paper Company, Inc. and
            CPG-Virginia Inc. dated as of October 31, 1993.
10.23(9)    Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1, 1988.
10.24(9)    Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. ("Custom Papers Group").
10.25(9)    Master Lease Agreement dated January 1, 1994, between Meridian
            Leasing Corp. and Custom Papers Group.
10.26(9)    Master Equipment Lease Agreement dated February 3, 1995, between
            Siemens Credit Corp. and CPG Holdings Inc.
10.27(6)    Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R.
            Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha
            (collectively, the "Sellers"), the Company, Specialty Paperboard
            (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki Kaisha
            (collectively the "Buyers"), dated May 10, 1994.
10.28(11)   Loan Agreement dated as of November 24, 1997, between Steinbeis and
            Gessner.
10.29(11)   Expansion Land Option and Preemption Right Agreement dated as of
            November 13, 1997, between Steinbeis and Gessner.
10.30       Third Amended and Restated Financing Agreement & Guaranty
10.31       Second Amended and Restated Security Agreement dated December 31,
            1997, between FiberMark Office Products, LLC and CIT Group/Equipment
            Financing, Inc.
10.32       Second Amended and Restated Security Agreement dated December 31,
            1997, between FiberMark, Inc. FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products
10.33       Loan Agreement dated as of January 7, 1998, between Zetaphoenicis
            Beteiligungs GmbH and Bayerische Vereinsbank AG ("Bayerische").
10.34       Working Credit Facility dated as of January 13, 1998, between
            Gessner and Bayerische.
10.35       Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische.
10.36       Form of Amended and Restated Non-Employee Directors Stock Option
            Plan dated February 18, 1998.
21          List of FiberMark subsidiaries

23.1        Consent of KPMG Peat Marwick LLP.
23.2        Consent of Coopers & Lybrand L.L.P.

----------

(1) Incorporated by reference to exhibits filed with the company's Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

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

(7) Incorporated by reference to exhibits filed with the company's Registration Statement on Form S-8 filed, July 18, 1994.

(8) Incorporated by reference to exhibits filed with the company's report on Form 10-K for the year ended December 13, 1994 (No. 0-20231).

(9) Incorporated by reference to exhibits filed with the company's report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

(10)  Previously filed.

(11) Incorporated by reference to exhibits filed with the company's Registration Statement on Form S-3, filed December 15, 1997.

                                 FIBERMARK, INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 25th day of March, 1998.

                                       FiberMark, Inc.

                                       By /s/
                                          ----------------------------------
                                                      Alex Kwader
                                                     President and
                                                Chief Executive Officer


                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Kwader and Bruce Moore, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature             Title                             Date
      ---------             -----                             ----


/s/                         President and                     March 25, 1998
--------------------------- Chief Executive Officer
Alex Kwader

/s/                         Chairman of the Board             March 25, 1998
---------------------------
K. Peter Norrie

/s/                         Director                          March 25, 1998
---------------------------
Brian C. Kerester

/s/                         Director                          March 25, 1998
---------------------------
Marion A. Keyes

/s/                         Director                          March 25, 1998
---------------------------
George E. McCown

/s/                         Director                          March 25, 1998
---------------------------
Jon H. Miller

/s/                         Director                          March 25, 1998
---------------------------
Glenn S. McKenzie

/s/                         Director                          March 25, 1998
---------------------------
E. P. Swain, Jr.

/s/                         Director                          March 25, 1998
---------------------------
Fred P. Thompson

/s/                         Director                          March 25, 1998
---------------------------
John D. Weil

/s/                         Vice President and                March 25, 1998
---------------------------

Bruce Moore                 Chief Financial Officer