Form 10-K/A
period 1997-12-31
FIBERMARK INC
filed 1998-04-06
CIK 887591

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   Form 10-K/A

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

10.12(1)    Restated Ground Lease, dated as of November 19, 1992, between Kamine and the Company.
10.13(1)    Beaver Falls Cogeneration Buyout Agreement, dated as of November 20,
            1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the
            Company.
10.14(2)    Consent and Agreement (Energy Services Agreement), dated as of May
            7, 1993, by the Company.
10.15(2)    First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the Company.
10.16(2)    Memorandum of Lease, dated as of May 7, 1993, between Kamine and the
            Company.
10.17(2)    Lessor Consent and Estoppel Certificate, dated as of May 7, 1993, between the Company and Deutsche Bank AG, New York Branch, Ansaldo
            Industria of America, Inc. and SV Beavers Falls, Inc.
10.18(7)(3) The Company's 1994 Stock Option Plan and related forms of Option
            Agreements.
10.19(7)(3) The Company's 1994 Directors Stock Option Plan and related form of
            Option Agreement.
10.20(9)(3) Amendment to the Company's 1994 Directors Stock Option Plan. 10.21(4)(3) The Company's Executive Bonus Plan.
10.22(9)    Deed of Lease between James River Paper Company, Inc. and
            CPG-Virginia Inc. dated as of October 31, 1993.
10.23(9)    Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1, 1988.
10.24(9)    Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. ("Custom Papers Group").
10.25(9)    Master Lease Agreement dated January 1, 1994, between Meridian
            Leasing Corp. and Custom Papers Group.
10.26(9)    Master Equipment Lease Agreement dated February 3, 1995, between
            Siemens Credit Corp. and CPG Holdings Inc.
10.27(6)    Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R.
            Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha
            (collectively, the "Sellers"), the Company, Specialty Paperboard
            (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki Kaisha
            (collectively the "Buyers"), dated May 10, 1994.
10.28(11)   Loan Agreement dated as of November 24, 1997, between Steinbeis and
            Gessner.
10.29(11)   Expansion Land Option and Preemption Right Agreement dated as of
            November 13, 1997, between Steinbeis and Gessner.
10.30(10)   Third Amended and Restated Financing Agreement & Guaranty.
10.31(10)   Second Amended and Restated Security Agreement dated December 31,
            1997, between FiberMark Office Products, LLC and CIT Group/Equipment
            Financing, Inc.
10.32(10)   Second Amended and Restated Security Agreement dated December 31,
            1997, between FiberMark, Inc. FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products.
10.33(10)   Loan Agreement dated as of January 7, 1998, between Zetaphoenicis
            Beteiligungs GmbH and Bayerische Vereinsbank AG ("Bayerische").
10.34(10)   Working Credit Facility dated as of January 13, 1998, between
            Gessner and Bayerische.
10.35(10)   Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische.
10.36(10)   Form of Amended and Restated Non-Employee Directors Stock Option
            Plan dated February 18, 1998.
21(10)      List of FiberMark subsidiaries.

23.1(10)    Consent of KPMG Peat Marwick LLP.
23.2(10)    Consent of Coopers & Lybrand L.L.P.
27.1        Financial Data Schedule for the year ended December 31, 1997 (filed herewith).
27.2        Financial Data Schedule for the year ended December 31, 1996 (filed herewith).
27.3        Financial Data Schedule for the year ended December 31, 1995 (filed herewith).
27.4        Financial Data Schedule for the quarters ended March 31, 1997, June
            30, 1997 and September 30, 1997 (filed herewith).
27.5        Financial Data Schedule for the quarters ended March 31, 1996, June
            30, 1996 and September 30, 1996 (filed herewith).

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

                                 FIBERMARK, INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 3rd day of April, 1998.

                                       FiberMark, Inc.

                                       By                  *
                                          ----------------------------------
                                                      Alex Kwader
                                                     President and
                                                Chief Executive Officer


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

      Signature             Title                             Date
      ---------             -----                             ----


           *                President and                     April 3, 1998
--------------------------- Chief Executive Officer
Alex Kwader

           *                Chairman of the Board             April 3, 1998
---------------------------
K. Peter Norrie

           *                Director                          April 3, 1998
---------------------------
Brian C. Kerester

           *                Director                          April 3, 1998
---------------------------
Marion A. Keyes

           *                Director                          April 3, 1998
---------------------------
George E. McCown

           *                Director                          April 3, 1998
---------------------------
Jon H. Miller

           *                Director                          April 3, 1998
---------------------------
Glenn S. McKenzie

           *                Director                          April 3, 1998
---------------------------
E. P. Swain, Jr.

           *                Director                          April 3, 1998
---------------------------
Fred P. Thompson

           *                Director                          April 3, 1998
---------------------------
John D. Weil

           *                Vice President and                April 3, 1998
--------------------------- Chief Financial Officer
Bruce Moore


* By /s/ BRUCE MOORE
    -----------------------
         Bruce Moore
         Attorney-in-fact