Form 10-Q
period 1998-03-31
FIBERMARK INC
filed 1998-05-15
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number   0-20231

                                 FIBERMARK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               82-0429330
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          161 Wellington Road, P.O. Box 498, Brattleboro, Vermont 05302
                    (Address of principal executive offices)

                                 (802) 257-0365
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes (X)                  No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                           Outstanding

         Common Stock                                    March 31, 1998
         $.001 par value                                 7,733,781

                                 FIBERMARK, INC.
                                      INDEX




                          PART I. FINANCIAL INFORMATION
                                                                            Page
ITEM 1.       Financial Statements:

              Consolidated Balance Sheets                                     3
                    March 31, 1998 and December 31, 1997

              Consolidated Statements of Income                               4
                    Three Months Ended
                    March 31, 1998 and 1997

              Consolidated Statements of Cash Flows                           5
                    Three Months Ended
                    March 31, 1998 and 1997

              Notes To Financial Statements                                 6-8


ITEM 2.       Management's Discussion and Analysis of Financial            9-11
                    Condition and Results of Operations

ITEM 3.       Quantitative and Qualitative Disclosures About                 11
                    Market Risk


                           PART II. OTHER INFORMATION

ITEM 5.       Other Information                                              12

ITEM 6.       Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

EXHIBIT 11    Statement Regarding Computations of Net Earnings               14
                    Per Share

                                 FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                    Unaudited

                                                                               Unaudited                    Audited
                                                                               March 31,                December 31,
                                                                                    1998                       1997
                                                                          ---------------            ---------------
                                 ASSETS
CURRENT ASSETS:
        Cash                                                                    $ 25,295                   $ 37,275
        Accounts Receivable                                                       36,277                     23,278
        Inventories                                                               45,365                     37,486
        Other                                                                        522                        210
        Deferred Income Taxes                                                      3,769                      3,769
                                                                          ---------------            ---------------
                    TOTAL CURRENT ASSETS                                         111,228                    102,018


PROPERTY, PLANT AND EQUIPMENT, NET                                               124,754                     90,243
GOODWILL, NET                                                                     50,611                     45,179
OTHER INTANGIBLE ASSETS, NET                                                       8,350                      8,146
PREPAID EXPENSE                                                                    1,073                      1,073
OTHER LONG TERM ASSETS                                                             3,022                      1,342

TOTAL ASSETS                                                                   $ 299,038                  $ 248,001
                                                                          ===============            ===============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts Payable                                                        $ 14,921                   $ 18,822
        Accrued Liabilities                                                       26,027                     21,213
                                                                          ---------------            ---------------
                    TOTAL CURRENT LIABILITIES                                     40,948                     40,035

LONG TERM LIABILITIES:
        Long  Term Debt                                                          133,568                    100,000
                                                                          ---------------            ---------------
                    TOTAL LONG TERM DEBT                                         133,568                    100,000

        Deferred Gain                                                             10,455                     10,885
        Deferred Income Tax                                                        9,308                      9,308
        Other Long Term Liabilities                                               15,478                      5,002
                                                                          ---------------            ---------------
                    TOTAL LONG TERM LIABILITIES                                  168,809                    125,195

STOCKHOLDERS' EQUITY:
        Common Stock                                                                   8                          8
        Additional Paid in Capital                                                76,046                     73,709
        Accumulated Earnings                                                      13,876                      9,525
        Accumulated Other Comprehensive Loss                                        (649)                      (471)
                                                                          ---------------            ---------------
                    TOTAL STOCKHOLDERS' EQUITY                                    89,281                     82,771

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                       $ 299,038                  $ 248,001
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

                                 FIBERMARK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                    Unaudited




                                                                     THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------
                                                                    1998                       1997
                                                               ---------------            ----------------
Net Sales                                                            $ 79,951                    $ 59,442
Cost of Sales                                                          64,275                      48,177
                                                               ---------------            ----------------

Gross Profit                                                           15,676                      11,265
General and Administrative Expenses                                     5,519                       4,416


Income from Operations                                                 10,157                       6,849


Other (Income) Expenses, Net                                               62                          72
Interest Expense                                                        2,554                       2,258
                                                               ---------------            ----------------


Income Before Income Taxes                                              7,541                       4,519

Provision for Income Taxes                                              3,190                       1,786
                                                               ---------------            ----------------



Net Income Applicable to Common Shares                                $ 4,351                     $ 2,733
                                                               ===============            ================



Income Per Common Share
             Basic Earnings Per Share                                  $ 0.56                      $ 0.45
                                                               ===============            ================
             Diluted Earnings Per Share                                $ 0.54                      $ 0.43
                                                               ===============            ================


             Average Basic Shares Outstanding                           7,703                       6,063
             Average Diluted Shares Outstanding                         8,124                       6,371


                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                 FIBERMARK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited


                                                                                           THREE MONTHS ENDED
                                                                             -----------------------------------------------
                                                                                   03/31/98                       03/31/97
                                                                             ----------------               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                    $ 4,351                        $ 2,733

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
       Depreciation and Amortization                                                   2,193                          1,807
       Amortization of Deferred Gain                                                    (429)                          (429)


CHANGES IN OPERATING ASSETS AND LIABILITIES:

       Accounts Receivable                                                            (4,259)                        (3,388)
       Inventories                                                                       274                         (1,844)
       Other                                                                            (114)                          (186)
       Accounts Payable                                                               (6,701)                         2,750
       Accrued Liabilities                                                             2,670                          3,051
       Long Term Liabilities                                                              66                              -
                                                                             ----------------               ----------------
              Net Cash Provided By (Used In) Operating Activities                     (1,949)                         4,494

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Additions to Property, Plant and Equipment                                     (3,663)                        (3,274)
       Payment for Business Acquired (net of cash acquired)                          (42,240)                        (4,417)
       Debt Issue Costs                                                                 (494)                             -
       Acquisition Costs                                                                (279)                             -
       Other Deferred Charge                                                              (8)                             -
                                                                             ----------------               ----------------
              Net Cash Used In Investing Activities                                  (46,684)                        (7,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Issuance of Bank Debt                                            29,552                              -
       Proceeds from Issuance of Steinbeis Note                                        4,378                              -
       Proceeds from Issuance of Common Stock                                          2,628                              -
       Proceeds from Exercise of Stock Options                                           132                             20
       Deferred Expenses                                                                   -                           (514)
                                                                             ----------------               ----------------
              Net Cash Provided By (Used In) Financing Activities                     36,690                           (494)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (37)                             -

NET DECREASE IN CASH                                                                 (11,980)                        (3,691)

CASH AT BEGINNING OF PERIOD                                                           37,275                         14,342
                                                                             ----------------               ----------------

CASH AT END OF PERIOD                                                               $ 25,295                       $ 10,651
                                                                             ================               ================

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


1.   Basis of Presentation:

     The balance sheet as of March 31, 1998 and the statements of income and cash flows for the quarters ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the company's Annual Report on Form 10-K.

2.   Inventories:

     Inventories at March 31, 1998 and December 31, 1997 consisted of the following (000's):

                                             (Unaudited)
                                               03/31/98          12/31/97

                Raw Material                     15,299            13,707
                Work in Progress                 11,484            10,365
                Finished Goods                   15,373            10,990
                Stores Inventory                  2,110             1,415
                Operating Supplies                1,099             1,009

                Total Inventories                45,365            37,486

3.   Acquisition:

     Effective January 1, 1998 the company purchased all of the outstanding shares of Steinbeis Gessner GmbH ("Gessner") for $43.3 million in cash. Gessner manufactures crepe masking and specialty tape materials, wet and dry abrasive papers, filter media for automotive air, oil and gasoline and filter media for automotive cabins and vacuum cleaner bags. This acquisition was financed with a portion of the proceeds of the sale of 1,500,000 shares of the company's common stock for $28.7 million, along with borrowings under a DM54.0 ($29.5) million bank facility provided by Bayerische Vereinsbank AG and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 ($4.4) million. The acquisition is accounted for as a purchase and results in approximately $5.8 million in goodwill.

     Goodwill is being amortized on a straight-line basis over thirty years. The 1998 consolidated results include Gessner's results of operations from the date of the acquisition (January 1, 1998) through the end of the period.

     The following summarized unaudited pro forma results of operations for the three-month period ended March 31, 1997, assumes the Gessner acquisition occurred as of the beginning of the period (January 1, 1997):

                  Net Sales (000's)                    $20,491
                  Net Income (000's)                     1,675
                  Basic Earnings Per Share ($)             .22
                  Diluted Earnings Per Share ($)           .21

4.   Income Taxes:

     In April 1994, the company concluded a $25,000,000 Sale/Leaseback transaction with the CIT Group that resulted in a deferred book gain of $17,200,000. This gain is being recognized over the 10-year life of the lease. Existing NOLs were utilized to offset the taxability of that gain. At the time of the transaction, there was some uncertainty as to whether the tax benefits generated in this transaction would ultimately be realized. The company therefore chose not to reflect future tax benefits at that time. The company has continued to review the tax impact and determination arising from this transaction, and has concluded that it is appropriate to recognize all deferred tax assets arising from it.

5.   Net Income Per Common Share:

     Net Income Per Common Share is computed by dividing net income by the weighted average number of common shares outstanding after giving effect to dilutive stock options. Weighted average common stock and equivalents outstanding and the net income per common share have been restated to give effect to a 3-for-2 stock split effective May 13, 1997 and to reflect common stock equivalents that were excluded in previous presentations due to their immateriality.


                                                                           --------------    ---------------
                                                                            1 Qtr. 1998       1 Qtr. 1997
                                                                           --------------    ---------------
      Numerator:
           Income available to common shareholders used
               in basic and diluted earnings per share ($000)                $     4,351        $     2,733
                                                                           --------------    ---------------
      Denominator:
           Denominator for basic earnings per share:
               Weighted average shares                                         7,702,906          6,062,538

           Effect of dilutive securities:
               Fixed stock options                                               420,752            308,672
                                                                           --------------    ---------------
           Denominator for diluted earnings per share:
               Adjusted weighted average shares                                8,123,658          6,371,210

      Basic earnings per share                                               $      0.56        $      0.45

      Diluted earnings per share                                             $      0.54        $      0.43


6.   New Accounting Standards:

     Effective  January 1, 1998,  the company  adopted  Statement  of  Financial
     Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements; however, the adoption of Statement No. 130 had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. Accumulated other comprehensive earnings consist of minimum pension liability adjustments ($471 million) at March 31, 1998 and December 31, 1997 and a foreign currency translation adjustment ($178 million) at March 31, 1998.

     The table below sets forth the "comprehensive loss" as defined by SFAS No. 130 for the three months ended March 31:

                                                 1998                 1997
                                              ----------          -----------

          Net Income                             $4,351               $2,733
          Other comprehensive loss                 (178)                   0
                                              ----------          -----------

          Total comprehensive income             $4,173               $2,733
                                              ==========          ===========

     Effective January 1, 1998, the company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. The adoption of SOP 98-1 did not have a material impact on the company's results of operations in the first quarter of 1998 or on the company's financial position at March 31, 1998.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales for the first quarter of 1998 were $80.0 million as compared to $59.4 million for the first quarter of 1997. $21.4 Million of this increase was attributable to the acquisition of Gessner. First quarter 1998 sales, excluding Gessner, totaled $58.5 million compared to $59.4 million in the comparable quarter of 1997, a decrease of 1.5%. Sales in the filter products market increased by 140% to $26.6 million compared to $11.1 million in the first quarter of 1997. $14.2 Million of this increase relates to the Gessner acquisition. Technical specialty sales increased by 7.6% to $21.2 million compared to $19.7 million for the comparable period of 1997. Sales in this market were up $1.8 million due to the Gessner acquisition. Sales in the durable specialties market increased by 32.6% to $19.1 million as compared to $14.4 million in the first quarter of 1997. Sales in the market were up by $5.4 million due to the Gessner acquisition. Sales in the office products market decreased by 9.1% to $13.0 million compared to $14.3 million for the first quarter of 1997.

The increased sales in three of our market segments reflect steady business conditions in the business established prior to the Gessner acquisition and the additional revenue gained from the Gessner acquisition. The decrease in office products largely reflects somewhat softer business conditions, particularly in comparison to the exceptionally strong first quarter in 1997.

Gross margin increased to 19.6% as compared to 19.0% last year. This increase is primarily related to the strong business conditions at Gessner, offset in part by slower conditions in the U.S. office products market.

General and administrative expenses increased by $1.1 million in the first quarter of 1998 to $5.5 million compared to $4.4 million in the comparable quarter in 1997, primarily due to the Gessner acquisition. Expenses for 1997 included the impact of switching from Nasdaq to the New York Stock Exchange and the company's name change.

Other expenses fell to $.06 million in the first quarter of 1998 from $.07 million in the comparable quarter in 1997.

Net interest expense increased by $.3 million to $2.6 million in the first quarter of 1998 compared to $2.3 million in the comparable quarter in 1997. This increase stemmed from the increased debt undertaken to finance the Gessner acquisition.

Income taxes increased by $1.4 million to $3.2 million in the first quarter of 1998 from $1.8 million in the comparable 1997 quarter. This increase reflects income taxes on increased income due to the Gessner acquisition, as well as the higher German tax rate. The effective tax rate for the quarter was 42.3%, based on a U.S. rate of 38.5% and a German rate of 47.0%

Net income for the quarter increased to a record level of $4.4 million or $.54 per share as compared to $2.7 million or $.43 per share for the comparable 1997 quarter.

Liquidity and Capital Resources

As of March 31, 1998, the company's outstanding debt balance was $133.6 million. This consisted of $100 million of pre-existing notes and $33.6 million of incremental debt related to the Gessner acquisition. On January 12, 1998, the company closed on a DM54.0 (approximately $29.5) million term loan with Bayerische Vereinsbank AG in Munich, Germany and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 (approximately $4.4) million to fund a portion of the purchase price for the Gessner acquisition. The German bank loan amortizes over seven years and has a fixed interest rate of 6.8%. The seller note carries an interest rate of 5% and amortizes over three years. On this same date, the company also closed on an $8.2 million revolving credit facility and on an $8.2 million capital spending facility with Bayerische Vereinsbank AG. Dollar equivalents are based on a rate of 1.8273 DM per dollar, which was the rate used by Bayerische Vereinsbank AG at the time the loans were closed.

The pre-existing notes carry a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company has a $20.0 million revolving credit facility with no advances outstanding as of March 31, 1998.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were ($1.9) million and $4.5 million for the three months ended March 31, 1998 and March 31, 1997, respectively. During these periods, additions to property, plant and equipment totaled $3.7 million and $3.3 million, respectively. The company believes that cash flow from operations plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

Seasonality

The company's business is mildly seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income. This seasonality is the result of a lower level of purchasing activity in the third quarter, since many of the company's U.S. customers shut down their manufacturing operations during portions of July, and many European manufacturers shut down during portions of August.

New Accounting Pronouncements

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company has yet to analyze in detail the potential impact on its financial statements upon adoption of this pronouncement.

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

Forward-looking Statements

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in the company's customers' demand and inventory levels (including the loss of certain major customers), the price and availability of raw materials and of competitive materials, which may preclude passing increases on to or maintaining prices with customers; changes in environmental and other governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, failure to identify or carry out suitable strategic acquisitions, or other risk factors identified in the company's 1997 10-K or in this report.


                                     ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION


Item 5. Other Information

The company is currently engaged in labor contract negotiations at its Fitchburg facility. The contract originally expired on April 30, 1998. Although the union authorized its leadership to call a strike, the company and the union have agreed to extend the labor agreement in its entirety through June 7, 1998 to allow negotiations to continue. While the company believes that it has generally good relations with its employees, no assurances can be given that a new contract can be negotiated or that there will not be a labor disruption at the Fitchburg facility. No assurance can be given that, if a work stoppage were to occur at the Fitchburg facility, the operations of such facility would not be materially disrupted or, that, if created, such disruption would not materially adversely impact the company's results of operations.

                                                                            Page
Item 6. Exhibits and Reports on Form 8-K:

Exhibit 11    Statement Regarding Computation of Net Earnings Per Share      14

Reports on Form 8-K:

On January 12, 1998, the company filed a Form 8-K containing certain financial statements required to be filed with respect to the Gessner acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FiberMark, Inc.

Date: May 15, 1998
                                       By  /s/ BRUCE MOORE
                                           -------------------------------------
                                           Bruce Moore, Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)