Form 10-Q
period 1998-06-30
FIBERMARK INC
filed 1998-08-13
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1998  or
                               -----------------

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

         161 Wellington Road, P.O. Box 498. Brattleboro, Vermont, 05302
         --------------------------------------------------------------
                    (Address of principal executive offices)

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

                      Yes |X|              No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                                             Outstanding

      Common Stock                                      June 30, 1998
      $.001 par value                                   7,770,286

                                    FIBERMARK
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.     Financial Statements:

            Consolidated Balance Sheets                                        3
              June 30, 1998 and December 31, 1997

            Consolidated Statements of Income                                  4
              Three Months Ended and Six Months Ended
              June 30, 1998 and 1997

            Consolidated Statements of Cash Flows                              5
              Six Months Ended June 30, 1998 and 1997

            Notes To Financial Statements                                    6-8

ITEM 2.     Management's Discussion and Analysis of Financial               9-12
            Condition and Results of Operations

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        12

                           PART II. OTHER INFORMATION

ITEM 5.     Other Information                                                 13

ITEM 6.     Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    14

EXHIBIT 11  Statement Regarding Computations of Net Earnings                  15
              Per Share

                                    FIBERMARK
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       Unaudited
                                                         June 30     December 31
                                                           1998             1997
                                                       ---------     ----------
                    ASSETS
CURRENT ASSETS:
       Cash                                            $  22,548      $  37,275
       Accounts Receivable                                35,941         23,278
       Inventories                                        45,270         37,486
       Other                                               1,128            210
       Deferred Income Taxes                               3,769          3,769
                                                       ---------      ---------
                 TOTAL CURRENT ASSETS                    108,656        102,018

PROPERTY, PLANT AND EQUIPMENT, NET                       126,632         90,243
GOODWILL, NET                                             50,884         45,179
OTHER INTANGIBLE ASSETS, NET                               8,529          8,146
PREPAID EXPENSE                                            1,227          1,073
OTHER LONG TERM ASSETS                                     2,677          1,342

TOTAL ASSETS                                           $ 298,605      $ 248,001
                                                       =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                $  13,103      $  18,822
       Accrued Liabilities                                22,038         21,213
                                                       ---------      ---------
                 TOTAL CURRENT LIABILITIES                35,141         40,035

LONG TERM LIABILITIES:
       Long  Term Debt                                   134,302        100,000
                                                       ---------      ---------
                 TOTAL LONG TERM DEBT                    134,302        100,000

       Deferred Gain                                      10,025         10,885
       Deferred Income Tax                                 9,308          9,308
       Other Long Term Liabilities                        16,200          5,002
                                                       ---------      ---------
                 TOTAL LONG TERM LIABILITIES             169,835        125,195

STOCKHOLDERS' EQUITY:
       Common Stock                                            8              8
       Additional Paid in Capital                         76,314         73,709
       Accumulated Earnings                               17,627          9,525
       Accumulated Other Comprehensive Loss                 (320)          (471)
                                                       ---------      ---------
                 TOTAL STOCKHOLDERS' EQUITY               93,629         82,771

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY               $ 298,605      $ 248,001
                                                       =========      =========


               (The accompanying notes are an integral part of the
                       consolidated financial statements.)

                                   FIBERMARK
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                    Unaudited

                                          THREE MONTHS ENDED JUNE    SIX MONTHS ENDED JUNE
                                          -----------------------    ---------------------
                                             1998          1997         1998        1997
                                          ---------     ---------    ---------   ---------
Net Sales                                 $  78,591     $  59,415    $ 158,542   $ 118,857
Cost of Sales                                63,824        48,097      128,099      96,274
                                          ---------     ---------    ---------   ---------

Gross Profit                                 14,767        11,318       30,443      22,583
General and Administrative Expenses           5,665         4,028       11,184       8,444
                                          ---------     ---------    ---------   ---------

Income from Operations                        9,102         7,290       19,259      14,139

Other (Income) Expenses, Net                     53           (99)         115         (27)
Interest Expense                              2,582         2,361        5,136       4,619
                                          ---------     ---------    ---------   ---------

Income Before Income Taxes                    6,467         5,028       14,008       9,547

Provision for Income Taxes                    2,716         1,974        5,906       3,760
                                          ---------     ---------    ---------   ---------

Net Income Applicable to Common Shares    $   3,751     $   3,054    $   8,102   $   5,787
                                          =========     =========    =========   =========

Income Per Common Share
     Basic Earnings Per Share             $    0.48     $    0.50    $    1.05   $    0.95
                                          =========     =========    =========   =========
     Diluted Earnings Per Share           $    0.46     $    0.48    $    1.00   $    0.91
                                          =========     =========    =========   =========

     Average Basic Shares Outstanding         7,751         6,067        7,727       6,065
     Average Diluted Shares Outstanding       8,096         6,406        8,100       6,390


               (The accompanying notes are an integral part of the
                       consolidated financial statements.)

                                 FIBERMARK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              06/30/98    06/30/97
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  8,102    $  5,787

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                               4,451       3,674
     Amortization of Deferred Gain                                (860)       (859)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts Receivable                                        (3,740)     (1,790)
     Inventories                                                   564      (2,547)
     Other                                                        (716)       (873)
     Accounts Payable                                           (8,131)      1,143
     Accrued Liabilities                                         1,239        (335)
     Long Term Liabilities                                      (2,369)         --
                                                              --------    --------
        Net Cash Provided By (Used In) Operating Activities     (1,460)      4,200

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Additions to Property, Plant and Equipment                 (6,364)     (5,976)
     Payment for Business Acquired (net of cash acquired)      (43,275)     (4,417)
     Debt Issue Costs                                             (514)         --
     Acquisition Costs                                             (88)         --
     Other Deferred Charge                                         (32)         --
                                                              --------    --------
        Net Cash (Used In) Investing Activities                (50,273)    (10,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Bank Debt                        29,552          --
     Proceeds from Issuance of Gessner Note                      4,378          --
     Proceeds from Issuance of Common Stock                      2,628          --
     Proceeds from Exercise of Stock Options                       399          56
     Deferred Expenses                                              --        (597)
                                                              --------    --------
        Net Cash Provided By (Used In) Financing Activities     36,957        (541)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             49          --

NET DECREASE IN CASH                                           (14,727)     (6,734)

CASH AT BEGINNING OF PERIOD                                     37,275      14,342
                                                              --------    --------

CASH AT END OF PERIOD                                         $ 22,548    $  7,608
                                                              ========    ========


               (The accompanying notes are an integral part of the
                       consolidated financial statements.)

                                    FIBERMARK

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.    Basis of Presentation:

      The balance sheet as of June 30, 1998 and the statements of income and cash flows for the periods ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.    Inventories:

      Inventories at June 30, 1998 and December 31, 1997 consisted of the following (000's):

                                                 (Unaudited)
                                                    06/30/98       12/31/97

                  Raw Material                        15,199         13,707
                  Work in Progress                    12,004         10,365
                  Finished Goods                      14,770         10,990
                  Stores Inventory                     2,206          1,415
                  Operating Supplies                   1,091          1,009

                  Total Inventories                   45,270         37,486

3.    Acquisition:

      Effective January 1, 1998 the company purchased all of the outstanding shares of Steinbeis Gessner GmbH ("Gessner") for $43.3 million in cash. Gessner manufactures crepe masking and specialty tape materials, wet and dry abrasive papers, filter media for automotive air, oil and gasoline and filter media for automotive cabins and vacuum cleaner bags. This acquisition was financed with a portion of the proceeds of the sale of 1,500,000 shares of the company's common stock for $28.7 million along with borrowings under a DM54.0 ($29.5) million bank facility provided by Bayerische Vereinsbank AG and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 ($4.4) million. The acquisition is accounted for as a purchase and results in approximately $5.8 million in goodwill.

      Goodwill is being amortized on a straight-line basis over thirty years. The 1998 consolidated results include Gessner's results of operations from the date of the acquisition (January 1, 1998), through the end of the period.

      The following summarized unaudited pro forma results of operations for the six month period ended June 30, 1997 assume the Gessner acquisition occurred as of the beginning of the period (January 1, 1997):

               Net Sales (000's)               $160,600
               Net Income (000's)                 8,991
               Basic Earnings Per Share ($)        1.17
               Diluted Earnings Per Share ($)      1.12

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

5.    Earnings Per Share:

      Weighted average common stock and equivalents outstanding and the net income per common share have been restated to give effect to a 3-for-2 stock split effective May 13, 1997, and to reflect common stock equivalents that were excluded in previous presentations due to their immateriality. Information related to the calculation of Earnings Per Share follows:

                                                           3 MONTHS ENDED           6 MONTHS ENDED
                                                      -----------------------   ----------------------
                                                        6/30/98      6/30/97      6/30/98      6/30/97
                                                      ----------   ----------   ----------   ----------
      Numerator:
        Income available to common shareholders
          used in basic and diluted earnings per
          share ($000)                                $    3,751   $    3,054   $    8,102   $    5,787
                                                      ----------   ----------   ----------   ----------
      Denominator:
        Denominator for basic earnings per share:
          Weighted average shares                      7,750,913    6,066,708    7,727,042    6,064,635

        Effect of dilutive securities:
          Fixed stock options                            345,059      339,628      372,534      325,073
                                                      ----------   ----------   ----------   ----------

        Denominator for diluted earnings per share:
          Adjusted weighted average shares             8,095,972    6,406,336    8,099,576    6,389,708

      Basic earnings per share                        $     0.48   $     0.50   $     1.05   $      .95

      Diluted earnings per share                      $     0.46   $     0.48   $     1.00   $      .91

6.    New Accounting Standards:

      Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements; however, the adoption of Statement No. 130 had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. Accumulated other comprehensive earnings consist of minimum pension liability adjustments of ($471,000) at June 30, 1998 and December 31, 1997 and a foreign currency translation adjustment of $151,000 at June 30, 1998.

      The table below sets forth the "comprehensive income" as defined by SFAS No. 130 for the periods indicated:

                                           Three Months Ended
                                           ------------------

                                              6/30/98              6/30/97
                                              -------              -------

            Net income                        $ 3,751              $ 3,054
            Other comprehensive income            329                    0
                                              -------              -------

            Total comprehensive income        $ 4,080              $ 3,054

                                           Six Months Ended
                                           ----------------

                                              6/30/98             6/30/97
                                              -------              -------

            Net income                        $ 8,102              $ 5,787
            Other comprehensive income            151                    0
                                              -------              -------

            Total comprehensive income        $ 8,253              $ 5,787

      Effective January 1, 1998, the company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. The adoption of SOP 98-1 did not have a material impact on the company's results of operations in 1998 or financial position at June 30, 1998.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:

Net sales for the second quarter of 1998 were $78.6 million as compared to $59.4 million for the second quarter of 1997. $21.2 Million of this increase was attributable to the acquisition of Gessner. Second quarter 1998 sales, excluding Gessner, totaled $57.4 million compared to $59.4 million in the comparable quarter of 1997, a decrease of 3.4%. Sales in the filter products market increased by 130% to $25.1 million compared to $10.9 million in the first quarter of 1997, with $13.9 million of this increase related to the Gessner acquisition. Technical specialties' sales increased 4.1% to $20.4 million compared to $19.6 million for the comparable period of 1997. Sales in this market were up $1.9 million due to the Gessner acquisition. Sales in the durable specialties market increased 38% to $20.7 million compared to $15.0 million in the second quarter of 1997, with $5.4 million due to the Gessner acquisition. Sales in the office products market decreased by 10.1% to $12.4 million compared to $13.8 million for the second quarter of 1997.

The overall increase in sales reflects steady business conditions in our filter and durable specialties businesses established prior to the Gessner acquisition, and the additional revenue gained from the Gessner acquisition. Softness in our office products business and some segments within technical specialties negatively impacted sales.

Gross margin for the second quarter 1998 was 18.8% as compared to 19.0% in the comparable 1997 quarter. This decrease was primarily related to lower sales volume in office products and short-term productivity issues at two of our technical specialties' mills. In the Fitchburg facility, productivity lagged during the two-month labor contract negotiation period, which concluded successfully in June. In Hughesville, initial productivity on some of the grades transferred from the Owenboro, KY facility, closed in January, 1998, was below expectations. Strong business conditions at our Gessner business in Germany offset, in part, these challenges.

General and administrative expenses increased $1.6 million in the second quarter of 1998 to $5.7 million compared to $4.0 million in the comparable quarter in 1997, primarily due to the Gessner acquisition.

Net interest expense increased by $.2 million to $2.6 million in the second quarter of 1998 compared to $2.4 million in the comparable quarter in 1997. The increase reflects the net effect of additional interest expense on $35.0 million of incremental debt to fund the Gessner acquisition and interest income on approximately $22 million of cash reserves.

Income taxes increased by $.7 million to $2.7 million in the second quarter of 1998 from $2.0 million in the comparable 1997 quarter. This increase reflects income taxes on increased income due to the Gessner acquisition, as well as the higher German tax rate. The effective income tax rate for the quarter was 42.0%, comprised of a U.S. rate of 38.5% and a German rate of 47.0%

Net income for the quarter was $3.8 million or $.46 per share as compared to $3.0 million or $.48 per share for the comparable 1997 quarter.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

Net sales for the first six months of 1998 increased $39.9 million to $158.5 million from $118.6 million for the comparable period in 1997. The Gessner acquisition accounted for $42.6 million of this increase. Overall, first six-month sales for the business excluding the Gessner acquisition declined 2.4% to $116.0 million from $118.9 million, due primarily to soft business conditions in the office products market, particularly in the second quarter. Sales in filter products increased 135% to $51.8 million compared to $22.0 million for the comparable 1997 period, with Gessner accounting for $28.1 million in sales. Sales in technical specialties increased 5.6% in the first six months of 1998 to $41.5 from $39.3 million for the comparable period in 1997, with Gessner contributing $3.6 million in revenue. Office products sales declined 9.9% to $25.4 compared to $28.2 in the previous year six month period. Sales in durable specialties increased 35.7% to $39.9 from $29.4 in the comparable six-month period.

Gross margin for the six-month period was 19.2% as compared to 19.0% in the first six months of 1997. This increase is primarily related to strong business conditions at Gessner, offset in part by slower conditions in the U.S. office products market and short-term productivity issues in our technical specialties division.

General and administrative expenses increased by $2.7 million in the first six months of 1998 compared to the comparable six month period, primarily due to the impact of the Gessner acquisition.

Interest expense increased $.5 million to $5.1 million in the first six months of 1998 compared to $4.6 million in the comparable period, due to the increased debt undertaken to finance the Gessner acquisition.

Income taxes increased by $2.1 million to $5.9 million from $3.8 million in the comparable six month period in 1997, again due to the impact of the added sales revenue from Gessner and the higher German tax rate.

Net income for the first half of 1998 increased to $8.1 million or $1.00 per share compared to last year's level of $5.8 million or $.91 per share.

Liquidity and Capital Resources

As of June 30, 1998, the company's outstanding debt balance was $134.3 million. This consisted of $100 million of pre-existing notes and $34.3 million incremental debt related to the Gessner acquisition. On January 12, 1998, the company closed on a DM54.0 (approximately $29.5) million term loan with Bayerische Vereinsbank AG in Munich Germany, and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 (approximately $4.4) million to fund a portion of the purchase price for the Gessner acquisition. The German bank loan amortizes over seven years and has a fixed interest rate of 6.8%. The seller note carries an interest rate of 5% and amortizes over three years. On this same date, the company also closed on an $8.2 million revolving credit facility and on an $8.2 million capital spending facility with Bayerische Vereinsbank AG. Dollar equivalents are based on a rate of 1.8273 DM per dollar, which was the rate used by Bayerische Vereinsbank AG at the time the loans were closed.

The pre-existing notes carry a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company has a $20.0 million revolving credit facility with no advances outstanding as of June 30, 1998.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $(1.5) million and $4.2 million for the six months ended June 30, 1998 and June 30, 1997, respectively. During these periods, additions to property, plant and equipment totaled $6.4 million and $6.0 million respectively. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

New Accounting Pronouncement

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

                                     ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

Item 5. Other Information

Not applicable.

                                                                            Page
                                                                            ----

Item 6. Exhibits and Reports on Form 8-K:

Exhibit 11     Statement Regarding Computation of Net Earnings Per Share      15

Reports on Form 8-K:

On January 12, 1998, the Registrant filed a Form 8-K containing certain financial statements required to be filed with respect to the Gessner acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FiberMark

Date: Aug 15, 1998

                                       /s/ Bruce Moore
                                       -----------------------------------------
                                       Bruce Moore, Vice President and
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)