Form 10-Q
period 1998-09-30
FIBERMARK INC
filed 1998-11-13
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number   0-20231

                                 FIBERMARK, INC.
             ------------------------------------------------------
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

                       Yes  |X|               No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                                           Outstanding

      Common Stock                                    September 30, 1998
      $.001 par value                                 7,773,286

                                    FIBERMARK
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.           Financial Statements:

                  Consolidated Balance Sheets                             3
                       September 30, 1998 and December 31, 1997

                  Consolidated Statements of Income                       4
                       Three Months Ended and Nine Months Ended
                       September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows                   5
                       Nine Months Ended
                       September 30, 1998 and 1997

                  Notes To Financial Statements                         6-8

ITEM 2.           Management's Discussion and Analysis of Financial    9-12
                       Condition and Results of Operations

ITEM 3.           Quantitative and Qualitative Disclosures About         12
                       Market Risk

                           PART II. OTHER INFORMATION

ITEM 5.           Other Information                                      13

ITEM 6.           Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                               14

EXHIBIT 11        Statement Regarding Computations of Net Earnings       15
                       Per Share

                                    FIBERMARK
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    Unaudited
                                                 September 30    December 31
                                                         1998           1997
                                                 ------------    -----------
                           ASSETS

CURRENT ASSETS:
      Cash                                          $  28,101      $  37,275
      Accounts Receivable                              36,378         23,278
      Inventories                                      45,480         37,486
      Other                                               991            210
      Deferred Income Taxes                             3,769          3,769
                                                    ---------      ---------
                TOTAL CURRENT ASSETS                  114,719        102,018

PROPERTY, PLANT AND EQUIPMENT, NET                    131,638         90,243
GOODWILL, NET                                          51,470         45,179
OTHER INTANGIBLE ASSETS, NET                            8,472          8,146
PREPAID EXPENSE                                         1,303          1,073
OTHER LONG TERM ASSETS                                  2,789          1,342

TOTAL ASSETS                                        $ 310,391      $ 248,001
                                                    =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable                              $  13,369      $  18,822
      Accrued Liabilities                              25,135         21,213
                                                    ---------      ---------
                TOTAL CURRENT LIABILITIES              38,504         40,035

LONG TERM LIABILITIES:
      Long Term Debt                                  137,170        100,000
                                                    ---------      ---------
                TOTAL LONG TERM DEBT                  137,170        100,000

      Deferred Gain                                     9,596         10,885
      Deferred Income Tax                               9,308          9,308
      Other Long Term Liabilities                      17,491          5,002
                                                    ---------      ---------
                TOTAL LONG TERM LIABILITIES           173,565        125,195

STOCKHOLDERS' EQUITY:
      Common Stock                                          8              8
      Additional Paid in Capital                       76,254         73,709
      Accumulated Earnings                             20,945          9,525
      Accumulated Other Comprehensive Gain (Loss)       1,115           (471)
                                                    ---------      ---------
                TOTAL STOCKHOLDERS' EQUITY             98,322         82,771


TOTAL LIABILITY AND STOCKHOLDERS' EQUITY            $ 310,391      $ 248,001
                                                    =========      =========

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                    FIBERMARK
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                    Unaudited

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER             SEPTEMBER
                                              -------------------   -------------------
                                                1998       1997       1998       1997
                                              --------   --------   --------   --------
Net Sales                                     $ 73,150   $ 57,802   $231,692   $176,659
Cost of Sales                                   59,767     46,285    187,866    142,559
                                              --------   --------   --------   --------

Gross Profit                                    13,383     11,517     43,826     34,100
General and Administrative Expenses              5,369      3,790     16,553     12,234
                                              --------   --------   --------   --------

Income from Operations                           8,014      7,727     27,273     21,866

Other (Income) Expenses, Net                        68        245        183        218
Interest Expense                                 2,682      2,281      7,818      6,900
                                              --------   --------   --------   --------

Income Before Income Taxes                       5,264      5,201     19,272     14,748

Provision for Income Taxes                       1,946      2,002      7,852      5,762
                                              --------   --------   --------   --------

Net Income Applicable to Common Shares        $  3,318   $  3,199   $ 11,420   $  8,986
                                              ========   ========   ========   ========

Income Per Common Share
         Basic Earnings Per Share             $   0.43   $   0.53   $   1.48   $   1.48
                                              ========   ========   ========   ========
         Diluted Earnings Per Share           $   0.41   $   0.50   $   1.41   $   1.40
                                              ========   ========   ========   ========

         Average Basic Shares Outstanding        7,773      6,076      7,742      6,069
         Average Diluted Shares Outstanding      7,996      6,460      8,079      6,417

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                    FIBERMARK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited

                                                                  NINE MONTHS ENDED
                                                                --------------------
                                                                09/30/98    09/30/97
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                $ 11,420    $  8,986

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and Amortization                                6,531       5,592
      Amortization of Deferred Gain                               (1,289)     (1,289)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts Receivable                                         (3,428)     (3,798)
      Inventories                                                  1,052      (5,065)
      Other                                                          562      (1,169)
      Accounts Payable                                            (8,288)      1,230
      Accrued Liabilities                                          3,653      (1,201)
      Long Term Liabilities                                       (2,003)         --
                                                                --------    --------
          Net Cash Provided By Operating Activities                8,210       3,286

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Cogeneration Proceeds                                           --       1,785
      Additions to Property, Plant and Equipment                 (10,190)     (9,716)
      Payment for Business Acquired (net of cash acquired)       (43,275)         --
      Acquisition Costs                                             (176)         --
      Other Deferred Charge                                          (69)         --
                                                                --------    --------
          Net Cash Used In Investing Activities                  (53,710)     (7,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Issuance of Bank Debt                         29,552          --
      Proceeds from Issuance of Gessner Note                       4,378          --
      Debt Issue Costs                                              (525)         --
      Proceeds from Issuance of Common Stock                       2,628          --
      Cost of Stock Offering                                        (511)         --
      Proceeds from Exercise of Stock Options                        428          71
      Deferred Expenses                                               --        (693)
                                                                --------    --------
          Net Cash Provided By (Used In) Financing Activities     35,950        (622)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              376          --

NET DECREASE IN CASH                                              (9,174)     (5,267)

CASH AT BEGINNING OF PERIOD                                       37,275      14,342
                                                                --------    --------

CASH AT END OF PERIOD                                           $ 28,101    $  9,075
                                                                ========    ========

                   (The accompanying notes are an integral part
                    of the consolidated financial statements.)

                                    FIBERMARK

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1.    Basis of Presentation:

      The balance sheet as of September 30, 1998 and the statements of income and cash flows for the periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.    Inventories:

      Inventories at September 30, 1998 and December 31, 1997 consisted of the following (000's):

                                                  (Unaudited)
                                                    09/30/98    12/31/97
                       Raw Material                   15,039      13,707
                       Work in Progress               12,457      10,365
                       Finished Goods                 14,530      10,990
                       Stores Inventory                2,299       1,415
                       Operating Supplies              1,155       1,009

                       Total Inventories              45,480      37,486

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

      The following summarized unaudited pro forma results of operations for the nine-month period ended September 30, 1997 assume the Gessner acquisition occurred as of the beginning of the period (January 1, 1997):

            Net Sales (000's)                 $237,690
            Net Income (000's)                  12,264
            Basic Earnings Per Share ($)          1.59
            Diluted Earnings Per Share ($)        1.52

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

5.    Earnings Per Share:

      Weighted average common stock and equivalents outstanding and the net income per common share have been restated to give effect to a 3-for-2 stock split effective May 13, 1997, and to reflect common stock equivalents that were excluded in previous presentations due to their immateriality. Information related to the calculation of earnings per share follows:

                                                                  3 Months Ended           9 Months Ended
                                                              ----------------------   -----------------------
                                                                9/30/98     9/30/97      9/30/98      9/30/97
                                                              ----------  ----------   ----------   ----------
      Numerator:
        Income available to common shareholders used
            in basic and diluted earnings per share ($000)    $    3,318  $    3,199   $   11,420   $    8,986
                                                              ----------  ----------   ----------   ----------
      Denominator:
        Denominator for basic earnings per share:
            Weighted average shares                            7,772,895   6,076,181    7,742,493    6,068,526

        Effect of dilutive securities:
            Fixed stock options                                  222,956     383,543      336,995      348,349
                                                              ----------  ----------   ----------   ----------
        Denominator for diluted earnings per share:
            Adjusted weighted average shares                   7,995,851   6,459,724    8,079,488    6,416,875

      Basic earnings per share                                $     0.43  $     0.53   $     1.48   $     1.48

      Diluted earnings per share                              $     0.41  $     0.50   $     1.41   $     1.40

6.    New Accounting Standards:

      Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements; however, the adoption of Statement No. 130 had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. Accumulated other comprehensive earnings consist of minimum pension liability adjustments of ($471,000) at September 30, 1998 and December 31, 1997 and a foreign currency translation adjustment of $1,586,000 at September 30, 1998.

      The table below sets forth the "comprehensive income" as defined by SFAS No. 130 for the periods indicated:

                                         Three Months Ended
                                      -------------------------
                                      9/30/98           9/30/97
                                      -------           -------
          Net income                  $ 3,318           $ 3,199
          Other comprehensive income    1,435                 0
                                      -------           -------

          Total comprehensive income  $ 4,753           $ 3,199

                                          Nine Months Ended
                                      -------------------------
                                      9/30/98           9/30/97
                                      -------           -------
          Net income                  $11,420           $ 8,986
          Other comprehensive income    1,586                 0
                                      -------           -------

          Total comprehensive income  $13,006           $ 8,986

      Effective January 1, 1998, the company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. The adoption of SOP 98-1 did not have a material impact on the company's results of operations in 1998 or financial position at September 30, 1998.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

Net sales for the third quarter of 1998 were $73.2 million compared with $57.8 million for the third quarter of 1997, a 26.6% increase. The Gessner acquisition accounted for $19.5 million of this increase. Third quarter 1998 sales, excluding Gessner, totaled $53.6 million compared with $57.8 million in the comparable quarter of 1997, a decrease of 7.3%. Sales in the filter products market increased by 118.7% to $23.4 million compared with $10.7 million in the third quarter of 1997, with $13.0 million of this increase related to the Gessner acquisition. Technical specialties sales increased 3.3% to $19.5 million compared with $18.9 million for the same period of 1997. Sales in this market were up $1.9 million due to the Gessner acquisition. Sales in the durable specialties market increased 17.0% to $17.2 million compared with $14.7 million in the third quarter of 1997, with $5.4 million due to the Gessner acquisition. Sales in the office products market decreased by 3.7% to $13.0 million compared with $13.5 million for the third quarter of 1997.

The overall increase in sales reflects the revenue gained from the Gessner acquisition, which experienced seasonally typical sales. In businesses established prior to the Gessner acquisition, the sales picture was mixed. Filter products sales were steady, except for the shortfall caused by the six week General Motors/Delphi strike. Technical specialties were somewhat soft, but experienced an increase in orders late in the quarter, particularly in printed circuit board base business. Durable Specialties sales were down due to inventory reductions by a key customer, and were significantly impacted by further softening in sales into Asia. Office products, which had been somewhat soft during the first half of the year, saw a significant strengthening throughout the quarter, but finished slightly below 1997 third quarter levels.

Gross margin for the third quarter of 1998 was 18.3% versus 19.9% in the comparable 1997 quarter. This decrease was primarily related to lower sales volume across most of our markets, but particularly in our durable specialties division. In addition, heavy trial activity, geared toward possible transfers across facilities and related to product development efforts, hurt productivity at some facilities.

General and administrative expenses increased $1.6 million in the third quarter of 1998 to $5.4 million versus $3.8 million in the comparable 1997 quarter, primarily due to the Gessner acquisition.

Net interest expense increased by $.4 million to $2.7 million in the third quarter of 1998 compared with $2.3 million in the same quarter in 1997. The increase reflects the net effect of additional interest expense on $35.0 million of incremental debt to fund the Gessner acquisition and interest income on approximately $20.1 million of cash reserves.

Income tax expense was essentially flat, running $1.9 million in the third quarter of 1998 compared with $2.0 million in the same quarter of 1997. Income tax rates were 37.0% in the third quarter of 1998 compared with 38.5% for the same quarter in 1997. This reduction is related to an adjustment in the company's tax accrual that is primarily due to projected reductions in state income taxes due to legal restructuring of the company and also to the effects of the recently completed tax audits at both the federal and state level.

Net income for the quarter was $3.3 million, or $.41 per share, compared with $3.2 million, or $.50 per share, for the comparable 1997 quarter.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

Net sales for the first nine months of 1998 increased $55.0 million to $231.7 million from $176.7 million for the comparable period in 1997. The Gessner acquisition accounted for $62.1 million of this increase. Overall, first nine-month sales for the business excluding the Gessner acquisition declined 4% to $169.6 million from $176.7 million, due primarily to soft business conditions in the office products market through July, softness in Asian markets and the effects of the GM/Delphi strikes. Sales in filter products increased 130% to $75.2 million compared with $32.7 million for the comparable 1997 period, with Gessner accounting for $41.1 million in sales. Sales in technical specialties increased 4.8% in the first nine months of 1998 to $61.0 from $58.2 million for the comparable period in 1997, with Gessner contributing $5.5 million in revenue. Sales in durable specialties increased 29.5% to $57.1 from $44.1 in the comparable nine-month period. Office products sales declined 7.7% to $38.4 compared with $41.6 in the previous year nine month period.

Gross margin for the nine-month period was 18.9% compared with 19.3% in the first nine months of 1997. This decrease is primarily related to weaker revenue in the third quarter and short-term productivity issues in our technical specialties division.

General and administrative expenses increased by $4.4 million in the first nine months of 1998 to $16.6 million versus $12.2 million for the comparable nine-month period, primarily due to the impact of the Gessner acquisition.

Interest expense increased $.9 million to $7.9 million in the first nine months of 1998 compared with $6.9 million in the same period in 1997, due to the increased debt undertaken to finance the Gessner acquisition.

Income taxes increased by $2.1 million to $7.9 million from $5.8 million in the comparable nine-month period in 1997, again due to the impact on the added sales revenue from Gessner and the higher German tax rate.

Net income for the first nine months of 1998 increased $2.4 million to $11.4 million or $1.41 per share compared with last year's level of $9.0 million or $1.40 per share.

Liquidity and Capital Resources

As of September 30, 1998, the company's outstanding debt balance was $137.2 million. This consisted of $100 million of pre-existing notes and $37.2 million of incremental debt related to the Gessner acquisition. On January 12, 1998, the company closed on a DM54.0 (approximately $29.5) million term loan with Bayerische Vereinsbank AG in Munich Germany, and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 (approximately $4.4) million to fund a portion of the purchase price for the Gessner acquisition. The German bank loan amortizes over seven years and has a fixed interest rate of 6.8%. The seller note carries an interest rate of 5% and amortizes over three years. On this same date, the company also closed on an $8.2 million revolving credit facility and on an $8.2 million capital spending facility with Bayerische Vereinsbank AG. Dollar equivalents are based on a rate of 1.8273 DM per dollar, which was the rate used by Bayerische Vereinsbank AG at the time the loans were closed.

The pre-existing notes carry a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company has a $20.0 million revolving credit facility with no advances outstanding as of September 30, 1998.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. Cash flows from operating activities were $8.2 million and $3.3 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. During these periods, additions to property, plant and equipment totaled $10.2 million and $9.7 million respectively. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

Year 2000

Readiness

The company has implemented or is in the process of implementing new integrated information systems that are already Year 2000 compliant. A significant portion of the software implementation is complete. The final portions will be implemented over the next 8 months, are expected to be fully implemented by mid-1999. Management believes the company's German operation, FiberMark Gessner, is already fully Year 2000 compliant. In terms of hardware, management believes the company's inventory of equipment is also compliant.

The company has communicated with its principal customers and suppliers regarding Year 2000 compliance. Although we have been given assurances by our customers and suppliers that they will be compliant, no assurances can be given that they will be ready, or that the company would not suffer any material adverse effects to its business, operations or financial condition should they fail to be compliant.

Costs

The costs of achieving Year 2000 compliance are not expected to have a material impact on the company's business, operations, or financial condition, as system upgrades were planned for strategic reasons. The costs are almost exclusively the cost of installing the company's integrated information systems. FiberMark Gessner had completed its system upgrades prior to the 1998 purchase.

Risks

The company has assessed the risks of Year 2000 problems, and concluded that in the unlikely event that a small portion of its software might not be in place by the year 2000, it would need to rely on manual systems.

The company has contacted both our key suppliers and customers to ascertain their Year 2000 readiness, and have received assurances that they will be ready. However, the company cannot control supplier or customer Year 2000 readiness, or even completely assess the risk the company might face should they fail to be ready. However, our assessments suggest that in the case of customers, potential problems might include greater difficulties in managing inventories and forecasting demand, and in placing or receiving orders that could impact FiberMark. In the case of suppliers, risks seem to relate more to billing and ordering rather than more significant items that might impact productivity and profitability.

Contingency Plans

The company is analyzing its contingency planning needs, but at this stage has chosen not to develop a comprehensive plan, as it is confident that Year 2000 compliance timetables will be met.

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

                                     ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On November 4, 1998, FiberMark announced plans to cease operations at its Beaver Falls, NY facility during the first quarter of 1999. The closure of this facility will result in a one-time after-tax charge of approximately $5.0 million during the fourth quarter of 1998. The closure is expected to generate annual after-tax savings of approximately $1.0 million, or $.12 per share. These savings are expected to materialize late in the second quarter of 1999, and should reach full scale by the third quarter.

The Beaver Falls facility faced lower demand for its latex-content materials due to industry consolidation, including the recent purchase of its largest customer by a competitor in the book cover market. Consequently, absorbing these product lines into other facilities became the economical alternative. The company is currently working with its customers, to qualify materials now made in Beaver Falls at other FiberMark operations, particularly at our Fitchburg, Mass. facility, where equipment upgrades were recently completed. The timing of the closure of the Beaver Falls facility will depend on completing approvals for transferred products into other FiberMark facilities, ensuring that customers' needs are met during and after the transition. Consolidating operations to achieve the most cost effective mix of facilities remains a necessary component of the company's operating strategy.

The Beaver Falls facility employed 99 employees.

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


                                          FiberMark


Date: November 13, 1998
                                                /s/   Bruce Moore
                                          -------------------------------
                                          Bruce Moore, Vice President and
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)