Form 10-K
period 1998-12-31
FIBERMARK INC
filed 1999-03-31
CIK 887591

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 0-20231

                                 FIBERMARK, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  82-0429330
      (State of incorporation)                (IRS Employer Identification No.)

                              161 Wellington Road,
                                  P.O. Box 498
                           Brattleboro, Vermont 05302
                                 (802) 257-0365

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange was $10.00 as of March 23, 1999. Excluded from this computation were shares held by directors and executive officers of the Company and their associates as a group. Such exclusion does not signify that members of this group are "affiliates" of or controlled by the Company.

      The number of shares of Common Stock outstanding was 7,798,822 as of March 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive Proxy Statement that will be filed with the Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders to be held on May 19, 1999 is incorporated by reference into Part III of this Report.

================================================================================

Item 1. Business

      FiberMark is a leading producer of specialty fiber-based materials (paper, synthetic and composite) with nine production facilities in the United States and Europe. Formed in 1989 as an independent company, FiberMark subsequently went public in 1993. The company develops customer-focused solutions for markets worldwide that value differentiated products and services. Our products, typically sold to customers who manufacture components or finished products for industrial and consumer applications, include:

o     filter media for automotive, vacuum, water, and industrial filtration

o     backing materials for specialty tapes and labels base materials for

o     abrasive, graphic arts, and electrical/electronic applications

o     cover materials for office, home and school supplies.

With its versatile manufacturing and technical capabilities and strong service orientation, FiberMark holds leadership positions in its core markets. Using a wide range of fibers and raw materials, including wood pulp and recovered paper, glass, rayon and other synthetic fibers, and cotton denim, the company's manufacturing capabilities comprise papermaking, synthetic web technology (meltblown), saturating, coating, embossing, laminating and other converting processes. Our engineered materials are typically sold in roll or sheet form directly to customers through our internal sales force. In some markets, products are sold through distributors or paper merchants.

Overview

As a specialty fiber-based materials producer, FiberMark serves a broad range of markets that stem from four core product families: filter media, durable specialties (tape and label base materials), technical specialties (base materials for a multitude of markets) and cover materials for office, home and school supplies. The company's three operating segments include: FiberMark Gessner and North American filter products, durable specialties, and technical and office products. The relationship of FiberMark's operating segments to our product families is described in Footnote 21, "Segment Information".

An outline of our core product families follows:

--------------------------------------------------------------------------------
                                  Filter Media
--------------------------------------------------------------------------------

   Automotive/Heavy Equipment
     Liquid (Fuel/Hydraulic/Lube)
     Air
     Cabin Air

   Home
     Vacuum (Air)
     Water (Liquid)

   Industrial
     Industrial Fuels
     Beverage Processing
     Hot Oil Processing (Fast Food)
     Pharmaceutical Processing

--------------------------------------------------------------------------------
                          Tape Base and Label Material
--------------------------------------------------------------------------------

   Tape Substrates/Backing Materials
     Medical
     Automotive (Painting)
     Home Construction (Painting)
     Electronics

   Stripping Tapes
     Edge Binding and Reinforcing Tapes (Home and Office)

   Durable Base Materials
     Labels - imitation leather and synthetic
     Protective Coverings

--------------------------------------------------------------------------------
                              Technical Specialties
                                 Base Materials
--------------------------------------------------------------------------------

   Electrical/Electronics
     Insulating
     Printed Circuit Board Base
     Fuel Cell Composite

   Abrasive
     Sandpaper Backing

   Communications/Graphic Arts
     Book Cover Base
     Archival Materials
     Security Paper
     Printing Papers

   Industrial High Performance
     Fire Retardant (Automotive/Industrial Filter)
     Wet Strength (Industrial Process)
     Friction Materials (Automotive)
     Absorbent Materials (Medical)


--------------------------------------------------------------------------------
                             Office/School Products
                                 Cover Materials
--------------------------------------------------------------------------------

    Heavyweight Cover Materials
      Binding
      Filing

    Lightweight Cover Materials
      Filing
      Presentation

Business Strategy

The company seeks to maximize the return to our shareholders by pursuing the following elements of our strategy:

o Gain market leadership by excelling at serving existing and new markets with high value-added opportunities

      o Pursue strategic, accretive acquisitions that build on our core competencies in existing and new markets

      o Forge global, mutually beneficial partnerships with our suppliers and customers, providing catalysts for innovation and increasing our knowledge of marketplace needs

      o Strengthen product and business development to accelerate our internal growth rates

o Optimize operations to gain an unparalleled competitive advantage in the markets we serve

      o Enhance our technical, manufacturing, and service capabilities, aligning them with the product and service needs of our markets

      o Add value to customers through continuous improvement of productivity, including consolidation of operations that will generate improvements in quality, service or cost

o     Broaden our raw materials base

      o     Enhance responsiveness to customer requirements

      o     Create new market opportunities

      o     Reduce costs

      o     Reduce exposure to supply / demand volatility

OVERVIEW OF MAJOR MARKETS AND FIBERMARK PRODUCT FAMILIES


Filter Media

Filter media now comprises the largest product family for FiberMark, due to the January 1998 acquisition of Steinbeis Gessner GmbH. FiberMark Gessner's filter business, together with our North American Filter Products business, accounted for 32% of 1998 sales. The following chart summarizes the filter materials produced by the company, the markets they serve, and representative customers.

Type of Media             End Products/Markets          Representative Customers
-------------------------------------------------------------------------------
Automotive & Heavy Duty Engine Filtration:

o Saturated and           o Liquid filters              Delphi Automotive
  unsaturated paper         (Fuel, lube, hydraulic      Systems Corp.,
  that may be               oil)                        Fleetguard Inc.,
  reinforced with                                       Division of  Cummings
  glass, cotton or        o Air filters                 Engine Co., Knecht
  synthetic fibers          (engine and vehicle         Filterwerke GmbH,
                            passenger cabin)            Filterwerke Mann+Hummel
o Synthetic (non-woven                                  GmbH, Purolator
  meltblown)                                            Products

o Composite materials
-------------------------------------------------------------------------------
o Paper and synthetic     o Vacuum cleaner bags         Branofilter GmbH,
  (non-woven meltblown)     (air filtration)            Electrolux Filter AB,
                                                        The Eureka Co., Home
                                                        Care Industries, Inc.
--------------------------------------------------------------------------------
o Carbon-activated paper  o Filter for residential      Omni Filter &
  for removal of taste      water filtration (drinking  Manufacturing, Met-Pro
  and odor                  water, swimming pools,      (Keystone Filter
                            spas)                       Division)
o Pleated/saturated paper
  for particulate
  removal
--------------------------------------------------------------------------------
o Hot-oil filter bags     o Filter products for         Food service
  and sheets                hot-oil filtration in       distributors
                            fast food restaurants
-------------------------------------------------------------------------------

Competitors

The largest single competitor in the filter business is Ahlstrom Filtration, Inc., a division of A. Ahlstrom Corp.). Additional competitors include Hollingsworth and Vose Co. and Devon Valley Industries, a division of Barlow Paper Ltd. In the vacuum filter media market only, Sorg Paper Co., a division of Wausau Mosinee Paper Corp., is also a significant competitor.

Manufacturing

Filter media is produced at our Feldkirchen / Westerham facility in Germany, and our Richmond, Virginia and Rochester, Michigan facilities. We manufacture base materials, including paper, often with combinations of non-wood pulp sources such as natural and synthetic fibers, synthetic fiber-based materials, and composite paper and non-woven materials. In addition to manufacturing these base materials, we have saturating, creping laminating and other finishing capabilities.

Durable Specialties

Our durable specialties product lines are produced and marketed by our U.S. Durable Specialties Division and the durable specialties business from FiberMark Gessner. Sales for these markets accounted for 25% of FiberMark's 1998 business. The primary product family representing the company's durable specialties are tape substrates. The company is one of the leading producers of specialty tape substrates and a broad range of saturated, coated non-woven and paper materials. The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:

Materials/Products        End Products/Markets          Representative Customers
--------------------------------------------------------------------------------
o Backing for masking     o Masking tape/pressure        o ACCO World Corp.
  tape and other            sensitive tape for:          o Avery Dennison Corp.
  pressure sensitive        o automotive painting        o Beiersdorf (Tesa)
  tapes                       (OEM and repair)           o Esselte Corp.
                            o building construction/     o Intertape Polymer
                              renovation (painting aid)    Corp.
                            o carrier and bandoliering   o Sicad
                              materials use for          o Smead
                              electronics components       Manufacturing Co.
                              manufacturing
                            o medical/surgical tapes
                              and bandages
--------------------------------------------------------
o Stripping and edge-     o Filing products,
  binding tape              memo pads checkbooks,
  o saturated paper
  o coated non-woven
    synthetic materials
--------------------------------------------------------
o Label base and          o Labels for seat belts and
  protective covering       infant car seats; protective
  materials (synthetic      covers for air bags
  material)
--------------------------------------------------------------------------------

Competitors

The company's competitors include a mix of large integrated manufacturers and smaller independent companies, including Kimberly Clark Corp., Northeast Paper Converting Company and Southern Label Company, Inc. In some of its niche markets, the company competes with various small competitors, none of which has a dominant market position. In this market, manufacturers of alternate materials must also be considered competitors.

Manufacturing

The base materials for this market are either manufactured in FiberMark facilities including Bruckmuhl, Germany and Hughesville, NJ, or are purchased from outside suppliers. Our Quakertown facility is a converting facility, relying on supply sources from within and outside of FiberMark. For example, a substantial portion of the substrate used in making the company's edge binding and reinforcing tapes is

Tyvek(R), purchased from DuPont and marketed under the FiberMark trade name SUPER ARCOFLEX(R). Base materials are typically saturated, coated and embossed within FiberMark facilities, and in some cases by our customers.

Technical Specialties

Technical Specialties represent the most diverse product families and markets within the company. Its materials are used in communications, including base or cover materials for electrical/electronics and graphic arts, as well as other technical specialties such as abrasive backing materials. As a group, these products and markets represent 26% of FiberMark's 1998 sales revenue.

FiberMark
Materials/Products        End Products/Markets          Representative Customers
--------------------------------------------------------------------------------
o Abrasive backing        o Abrasives for hand and       o 3M
  material (wet and dry     machine sanding              o American Banknote
  applications)             (sandpaper)                    Corp
-------------------------------------------------------  o Eastman Kodak Corp.
o Security paper          o Identity cards (Social       o Crescent
                            Security), ticket stock,       Cardboard, Co.
                            stock certificates           o Holyoke Card
-------------------------------------------------------  o Nielson and
o High pH (acid free)     o Matboard for picture           Bainbridge
  paper and boards; cover   mounting/ framing            o C. Klingspor
  materials for storing,                                 o Polaroid Corp.
  presenting information  o Archival filing and          o Rexam DSI
  or materials              storage products             o True-Vue/Miller
-------------------------------------------------------  o Saint-Gobain
o Base material for       o Electrical transformers        (Carborundum, Norton)
  insulating or             (insulating material);       o Virginia Abrasives
  shielding (may be         consumer electronics and       Corp.
  chemically treated,       personal computers: printed
  thermally upgraded or     circuit board substrate and
  saturated); cushioning    materials used in the
  material, carrier,        electronic components
  bandoliering and base     manufacturing process
  material for
  electronics components
-------------------------------------------------------
o Specialty cover         o Publishing: hard-and
  materials for             soft-cover books (diaries,
  presenting, storing,      planners, reference books)
  and preserving
  information or          o Graphic arts/printing trade
  materials.                menus, promotional
                            literature
-------------------------------------------------------

Competitors

The company's competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, including Arjo Wiggins Appleton PLC, International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., and Crown Vantage Inc. In some of its niche markets, the company competes with various small competitors, none of which has a dominant market position. In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl must also be considered competitors.

Manufacturing

The base materials for this group of markets are typically manufactured in the four mills in this Technical and Office Products Segment: Fitchburg, Massachusetts, Warren Glen and Hughesville, New Jersey, and Brattleboro, Vermont. In Germany, the Bruckmuhl facility also manufacturers some technical specialties in the abrasive category. Other FiberMark facilities may, at times, manufacture materials for this market.

Office Products

Office products cover materials are used in communications applications, primarily for supplies used in the office, home or school. Marketed by our Technical and Office Products Division, office products materials comprise 17% of the company's revenue. The major components of this product family/market, the end products/markets and representative customers are noted below:

FiberMark
Materials/Products         End Products/Markets         Representative Customers
--------------------------------------------------------------------------------
o Specialty cover          o Office and school supplies:  o ACCO World Corp
  materials for products     document/report covers,      o Esselte Corp.
  that present that          presentation folders, data   o Smead Manufacturing
  present, bind, store       binders, ring binders,         Co.
  or preserve information    notebooks, filing
                             products, diaries and
                             planners
--------------------------------------------------------------------------------

Competitors

The company's competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, including:
International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc. and Merrimac Paper Co., Inc. In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl are also competitors.

Manufacturing

The base materials for this group of markets are largely manufactured in Brattleboro, Vermont, but are also manufactured or processed further by other facilities with the Technical and Office Products Segment, notably Warren Glen and Hughesville, New Jersey.

International Sales

With the combination of the German business acquisition and pre-existing international sales, the company now sells or manufacturers 29% of its business outside North America. The majority of these sales are in Europe. A detailed breakdown of sales revenue and property, plant and equipment by geographic region is found in the final tables of Footnote 21, Segment Information.

Executive Officers

      The company 's executive officers are:

Name                                       Age  Position
----                                       ---  --------
Alex Kwader ............................   56   President and
                                                  Chief Executive Officer
Bruce Moore ............................   51   Vice President and
                                                  Chief Financial Officer
Stephen A. Steidle .....................   54   Vice President and
                                                  General Sales Manager
David C. Bernhard ......................   51   Vice President and General
                                                  Manager, Filter Products
David R. Kruft .........................   58   Vice President and General
                                                  Manager, Durable  Specialties
David E. Rousse ........................   46   Vice President and General
                                                  Manager, Office Products
Robert F. Yousey .......................   52   Vice President and General
                                                  Manager, Technical Specialties
Dr. Walter M. Haegler ..................   51   Vice President and General

      Alex Kwader has been the President and Chief Executive Officer of the company since August 1991 and a director since November 1991. Since 1970, Mr. Kwader has been employed by the company and its predecessor, Boise Cascade ("BCC"), a diversified paper products company. He served as Senior Vice President of the company from March 1990 to August 1991 and as Vice President from the company's inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC, in various managerial positions. Mr. Kwader was General Manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

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

      Stephen A. Steidle has served as Vice President and General Sales Manager for the office products business since February 1994. He assumed international sales responsibility for the Company in January 1997. He has held sales management positions with the Company and BCC for more than 15 years and has total of 29 years of service with the Company and BCC. Mr. Steidle receive a B.A. in Psychology from the University of Maine and an M.B.A from the University of Maine.

      David C. Bernhard, Vice President and General Manager, Filter Products Division, joined FiberMark, Inc. in 1995, and previously served as General Manager for Endura Products. He initially joined the Company as Technology Development Manager in Brattleboro. He was employed for over 26 years with Scott Paper Company in Mobile, Alabama in the S.D. Warren subsidiary, and Fort Edward, New

York and Chester, Pennsylvania in the Consumer Products business. Mr. Bernhard received his B.S. degree in Pulp and Paper from the College of Forestry at Syracuse University.

      David R. Kruft has served as Vice President and General Manager, Durable Specialties since 1996 at the time of the Arcon acquisition, where he held the position of President since 1993. Prior to joining Arcon in 1990, he was employed for over 20 years by Esselte Pendaflex Corporation. His most recent role at Esselte was Senior Vice President and Division Head for the Boorum and Pease office products line with $66 million in sales. Mr. Kruft received his B.S. in Mechanical Engineering from Hofstra University.

      David E. Rousse has served as Vice President and General Manager, Office Products, since January 1997, and joined FiberMark in 1996 in the role of Vice President - Marketing and Business Development. He was previously employed by International Paper in a number of marketing and general management positions, primarily in their Strathmore Papers fine printing papers unit, with other assignments in office papers and envelope products. He was selected for a Fellowship in the President's Executive Exchange Program working in the U.S. International Trade Commission in Washington, D.C. He began his career with W.R. Grace & Company in finance, marketing, and sales / sales management roles. Mr. Rousse received his B.S. in Engineering from Dartmouth College, and an M.B.A from the Amos Tuck School of Business at Dartmouth.

      Robert F. Yousey has served as Vice President and General Manager, Technical Specialties, since 1996 at the time of the CPG acquisition, where he held the position of Executive Vice President of Operations for all CPG manufacturing sites. He joined James River in 1980 and through various divestitures was employed as General Manager of the Riegel Fitchburg Division of James River, and also as General Manager of the Fitchburg mill. He started his career with Latex Fiber Industries and later Boise Cascade in 1969 and worked for 11 years in significant mill and corporate roles. Mr. Yousey received a B.S. in Chemical Engineering from the University of Texas. Mr. Yousey resigned from the company effective March 31, 1999.

      Dr. Walter M. Haegler has served as Vice President and General Manager, FiberMark Gessner Division since the January 1998 acquisition of Steinbeis Gessner. With Steinbeis Gessner GmbH since 1987, he served as Managing Director of Gessner from 1990 until 1997, and as plant manager of the Feldkirchen site from 1987 until 1990. Before joining Gessner, Dr. Haegler was Research and Development and Application Technology Manager for VP Schickedanz during 1981 to 1987. Dr. Haegler received a Ph.D. and Masters Degree from the University of Erlangen in inorganic and analytical chemistry.

Item 2. Properties

      The following table depicts all of the company's properties as of December 31, 1998.

                                                  Owned/      Sq.       Land
Facilities                                        Leased     Feet       Acres
----------                                        ------     ----       -----
Brattleboro, VT ................................   Owned    200,000      39
Fitchburg, MA ..................................   Owned    255,000     161
Warren Glen, NJ ................................   Owned    299,000     162
Hughesville, NJ ................................   Owned     88,000     166
Beaver Falls, NY (closed on January 29, 1999) ..   Owned    100,000     167
Owensboro, KY (closed on January 14, 1998) .....   Owned     47,000      15
Rochester, MI ..................................   Owned     96,000      17
Richmond, VA ...................................   Leased    64,000      --
Quakertown, PA .................................   Owned    165,000       7
Bruckmuhl, Germany .............................   Owned     63,715(1)   39
Feldkirchen/Westerham, Germany .................   Owned     60,019(1)   27

(1) German building sizes noted are in cubic meters, as German records are reported and maintained in that unit of measure per governmental regulations.

      The corporate headquarters is located at the Brattleboro, VT site. The company owns a production facility in Lowville, NY that it leases to a customer. Most facilities offer web production capabilities, largely paper, but often with the inclusion of synthetic or specialty fibers producing composite materials. Most of our facilities also combine with some level of finishing or converting capabilities (eg. laminating, coating, saturating, embossing). Our facility Quakertown, PA, however, is strictly a converting facility, coating and saturating base material purchased from other FiberMark facilities and outside sources. Additionally, Feldkirchen/Westerham contains a meltblown unit for producing synthetic non-woven materials. International sales offices are maintained in Kowloon, Hong Kong; Tokyo, Japan; and Annecy, France and in Brattleboro, VT.

Item 3. Legal Proceedings

      The company is involved in legal proceedings arising in the ordinary course of business. The company does not believe that the outcome of any of these proceedings will have a material adverse effect on the operations or financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended December 1998.

Employees

      As of December 31, 1998, the company employed a total of 1,322 employees, of which 449 were salaried and 873 were hourly.

      In the U.S., all of our hourly employees are members of either The Paper, Allied - Industrial, Chemical and Energy Workers International Union (PACE), formerly the United Paper Workers

International Union (UPIU), or the International Brotherhood of Electrical Workers, with the exception of our Quakertown, PA facility, where hourly employees are non-union. In Germany, FiberMark Gessner employees are represented by the Industriegwerkschaft Bergnau, Chemie, Energie (IG BCE), Mining, Chemicals and Energy Trade Union. A portion of salaried employees (71%) and all of the hourly employees are union eligible, but are not necessarily members. Membership is voluntary and information is not disclosed regarding employee membership by employees or the union. Employees are represented by a local union working committee.

The table below sets out the expiration dates of the company's labor contracts:

Facility                                                         Expiration Date
--------------------------------------------------------------------------------
Fitchburg, MA ..................................................  April 30, 2003
Warren Glen, NJ (a) ............................................    May 23, 1999
                                                                    May 25, 1999
Hughesville, NJ (a) ............................................    May 23, 1999
                                                                    May 25, 1999
Rochester, MI ..................................................   June 26, 1999
Richmond, VA ...................................................  April 28, 2000
Brattleboro, VT ................................................ August 31, 2000
Bruckmuhl and Feldkirchen/Westerham, Bavaria, Germany (b) ......   June 30, 2001

(a) Workers at Warren Glen, NJ and Hughesville, NJ are subject to two separate collective bargaining agreements. Negotiations on these contracts and Rochester's are expected to commence during the second quarter of 1999.

(b) Expiration dates relate to the main contract. Portions within these contracts have different expiration dates. Contracts are negotiated with industry representatives and the union, not by the company.

      Relations with the union and with some hourly employees in our Fitchburg, MA facility were strained during the recent contract negotiation, with some carry over during implementation of the ratified contract. In general, however, the company believes that it has good relations with its employees and their unions.

Cogeneration Project

      In 1993, the company entered into an agreement with Kamine, pursuant to which the company's Beaver Falls facility is the host for a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine at the company's Beaver Falls mill. Construction of the facility has been completed. The company received an initial cash payment of $4.4 million in 1993 and a series of deferred cash payments from Kamine totaling $7.0 million between May 1995 and May 1997. The present value of these deferred cash payments, in the amount of $6.5 million, was recorded as income in the first quarter 1995. The payment received in May 1997 was the last payment due under this agreement. The company continues to own the land upon which the cogeneration plant is constructed and in such regard has a ground lease contract with Kamine.

      In December 1998, Kamine sold the cogeneration plant and assigned the ground lease contract to the new owner. The company received a $1.5 million payment from the new owner relative to the transaction. There are no further payments due under the ground lease contract.

Environmental Regulation and Compliance

      The company and its predecessors have made substantial investments in pollution control facilities to comply with existing environmental laws and regulations. The company made expenditures for environmental purposes of $3.3 million in 1998, $2.6 million in 1997, and $1.7 million in 1996. While the company believes that it has made sufficient capital expenditures to maintain compliance with existing environmental laws, any failure by the company to comply with present and future environmental laws could subject it to future liability or require the suspension of operations. In addition, such environmental laws could restrict the company's ability to expand its facilities or could require the company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and similar state laws provide for responses to, and liability for, releases of certain hazardous substances from a facility into the environment. These obligations are imposed on the current owner or operator of a facility from which there has been a release, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on any person who arranged for the treatment or disposal of hazardous substances at the facility, and any person who accepted hazardous substances for transport to a facility selected by such person. Liability under CERCLA can be strict, joint and several. Pursuant to the environmental laws, there are currently pending investigations at certain of the company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the even of such non-performance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The company's Common Stock was first traded on March 11, 1993 on the NASDAQ National Market System ("Nasdaq") under the symbol SPBI. As of the close of business on April 8, 1997, the Common Stock ceased trading on Nasdaq and on April 9, 1997 was listed on the New York Stock Exchange ("NYSE") under the symbol "FMK". The following table show the high and low sale prices per share of the Common Stock as reported on the Nasdaq and on the NYSE Composite Transactions Tape, as the case may be. The high and low sales prices for the first and second quarters of 1997 have been adjusted to give effect to a 3-for-2 stock split in the form of a dividend, which was effective May 13, 1997 for shareholders of record at the close of business on May 6, 1997.

Year Ended December 31, 1997                                  High          Low
--------------------------------------------------------------------------------
First Quarter ........................................       $18.00       $13.33
Second Quarter .......................................       $21.38       $15.25
Third Quarter ........................................       $22.50       $19.00
Fourth Quarter .......................................       $22.19       $19.13

Year Ended December 31, 1998
-------------------------------------------------------
First Quarter ........................................       $26.31       $19.56
Second Quarter .......................................       $24.63       $15.06
Third Quarter ........................................       $16.06       $12.35
Fourth Quarter .......................................       $17.00       $10.94

      The company had approximately 1,096 stockholders of record of its Common Stock as of March 23, 1999. The company's transfer agent and registrar has indicated that the company had approximately 2,318 beneficial owners of its Common Stock as of March 23, 1999. The company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

      The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                 FIBERMARK, INC.
                      Selected Consolidated Financial Data
                      (In Thousands, Except Per Share Data)

                                                                 Year Ended December 31,
                                               1998         1997         1996         1995         1994
                                            -------------------------------------------------------------
Consolidated Income Statement Data:
Net sales(1) ............................   $ 307,092    $ 235,358    $ 124,771    $ 117,516    $ 105,416
Cost of sales ...........................     249,337      189,294      101,981      100,106           88
Gross profit ............................      57,755       46,064       22,790       17,410       17,278
General and administrative expenses .....      22,684       16,331        9,908        8,397        8,584
Facility closure expense(5) .............       7,274       10,000           --           --           --
Income from operations ..................      27,797       19,733       12,882        9,013        8,694
Loss on disposition of assets, net ......          --           --           --        8,302           --
Cogeneration income .....................      (1,451)        (215)          --       (6,512)          --
Other expenses (income), net(2) .........         152          600       (1,127)      (1,198)        (658)
Interest expense (net of interest income)      10,495        9,187        1,798          892        1,356
Income before income taxes and
     extraordinary items ................      18,601       10,161       12,211        7,529        7,996
Income tax (benefit) expense(3) .........       7,092        3,992        4,697         (424)       2,768
Income before extraordinary items .......   $  11,509    $   6,169    $   7,514    $   7,953    $   5,228
Extraordinary items(4) ..................          --           --         (297)          --         (149)
Net income ..............................      11,509        6,169        7,217        7,953        5,079
Net income available to
     common shareholders ................      11,509        6,169        7,217        7,953        5,079
Weighted average shares outstanding .....       7,751        6,141        6,054        6,050        6,031
Basic earnings per share ................   $    1.48    $    1.01    $    1.19    $    1.31    $    0.84
Diluted earnings per share ..............        1.43         0.95         1.14         1.30         0.82

Other Consolidation Operating Data:
Depreciation and amortization ...........   $   8,953        7,393        3,651        3,342        4,006
Capital expenditures ....................      13,943       13,528        8,457        4,865        1,603

                                            -------------------------------------------------------------
                                                                     December 31,
                                               1998         1997         1996         1995         1994
                                            -------------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital .........................   $  80,591    $  61,983    $  29,151    $  17,634    $  14,296
Total assets ............................     311,231      248,001      212,008       74,618       87,817
Long-term debt (net of current maturities)    133,583      100,000      100,000        4,625       21,081
Redeemable preferred stock ..............          --           --           --           --           --
Stockholders' equity ....................      97,563       82,771       48,093       40,735       32,662
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial data.

(1) The increase in net sales for the year ended December 31, 1997 reflects the impact of the acquisition of Custom Papers Group and Arcon Coating Mills on October 31, 1996. Net sales related to these acquisitions were $127.9 million in 1997 as compared to $20.2 million in 1996. The increase in net sales for the year ended December 31, 1998 reflects the acquisition of Steinbeis Gessner GmbH in January 1998. Net sales related to this acquisition were $81.2 million in 1998.

(2) Other expenses (income) for the 1998, 1997, 1996, 1995 and 1994 periods include $1,719,000, $1,718,000, $1,719,000, $1,718,000 and $1,146,000,
      respectively, of amortized income related to a deferred gain on a sale-leaseback transaction. On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, mill. The sale of these assets resulted in a book gain of $17,187,000. This gain is being amortized over the ten-year life of the lease.

(3) For the year ended December 31, 1995, the company generated net income and recognized an income tax benefit of ($424,000) due primarily to the release of valuation allowances.

(4) Extraordinary items for 1994 include a $248,000 loss related to the early extinguishment of debt, net of an income tax benefit of $99,000. Extraordinary items for 1996 include a $495,000 loss related to the early extinguishment of debt, net of an income tax benefit of $198,000.

(5) On November 19, 1997, the company announced that it planned to close operations at its Owensboro, Kentucky, mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company booked a $10.0 million charge related to this mill closure in the fourth quarter of 1997.

      On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility and consolidate its production demands with several of its other facilities. Operation continued until a sufficient level of transition inventory was established to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. The company took a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 31, 1996, the company acquired all of the outstanding stock of CPG Investors, Inc. ("CPG"). CPG operated five paper mills and manufactures a diverse portfolio of specialty fiber-based products for industrial and technical markets. Annual sales revenue approximated $95.0 million.

On October 31, 1996, the company also acquired all of the outstanding stock of Arcon Holdings ("Arcon"). Arcon operated one converting facility and manufactures colored binding and stripping tapes and edge cover materials sold primarily into the office products, checkbook and book binding markets. Annual sales revenue approximated $28.0 million.

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

On November 19, 1997, the company announced that it planned to cease operations at its Owensboro, Kentucky mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company took a $10.0 million pre-tax charge related to the closure of this facility in the fourth quarter of 1997.

On November 19, 1997, the company also announced its intent to acquire Steinbeis Gessner GmbH for a purchase price of $43.0 million. Steinbeis Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filter products, technical specialties and durable specialties markets. Sales revenue for 1998 was $81.2 million. Pursuant to this acquisition, the company sold 1,500,000 shares of common stock on December 15, 1997 with a customary 30-day over-allotment option granting the underwriters of the offering the right to purchase up to an additional 225,000 shares. The December 15 sale resulted in gross proceeds of $30.8 million to the company. On January 15, 1998, the over-allotment was partially exercised through the sale of an additional 135,000 shares. The shares were sold for a gross price of $20.50 per share. After expenses, the company realized approximately $31.0 million in total net proceeds. To complete the financing of the Gessner acquisition, the company also closed on a $29.6 million term loan with Bayerische Vereinsbank in Munich, Germany on January 12, 1998. This loan amortizes over seven years with interest rates ranging from 5.8% to 7.0%. The effective date of ownership transfer on the Steinbeis Gessner business was January 1, 1998.

On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York facility and consolidate its production demands with several of its other facilities. Operation continued until a sufficient level of transition inventory was established to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. The company took a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.

Excluding the impact of facility write downs, the company's income from operations improved from $9.0 million in 1995 (7.7% of sales) to $35.1 million in 1998 (11.4% of sales). This improvement is largely attributable to the added sales volume that resulted from the 1996 and 1998 acquisitions. Additionally, the company is benefiting from improved manufacturing efficiencies due to equipment upgrades at several of its facilities and from cost reduction related to consolidation of facilities and administrative staffs.

The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.

--------------------------------------------------------------------------------
                                                       1998      1997     1996
                                                      --------------------------
Net sales .........................................   100.0%    100.0%   100.0%
Cost of sales .....................................    81.2      80.4     81.7
Gross profit ......................................    18.8      19.6     18.3
General and administrative expenses ...............     7.4       6.9      7.9
Facility closure ..................................     2.3       4.3       --
Income from operations ............................     9.1       8.4     10.4
Loss on sale of assets, other (income),
  expense and cogeneration income, net ............     (.4)       .2      (.9)
Interest expense, net of interest
income ............................................     3.4       3.9      1.5
Income before income taxes ........................     6.1       4.3      9.8
Net effect of income taxes and extraordinary
  tax benefit .....................................     2.3       1.7      4.0
Net income ........................................     3.8%      2.6%     5.8%
--------------------------------------------------------------------------------

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997:

Net sales increased 30.5% to $307.1 million in 1998 from $235.4 million in 1997.

The acquisition of FiberMark Gessner, effective on January 1, 1998, added $81.2 million in sales revenue for the full year of 1998.

Within the company's operating segments, technical and office products sales decreased by 4.9% to $129.3 million from $136.0 million in 1997. This decline was primarily due to market softness. We also incurred some price reduction related to lower raw material costs and the economic crisis in the Asian markets. Sales revenue in our durable specialties operating segment declined by 4.3% to $55.7 million in 1998 from $58.2 million in 1997. This decline was due to a sharp reduction in demand from Asian customers as well as some softness in our domestic customer base. Sales within our Gessner and North American filter products segment increased by 196.4% to $122.1 million in 1998 from $41.2 million in 1997 due to the January 1, 1998 acquisition of the Gessner business and stable business conditions in the U.S.

Gross profit margin declined to 18.8% in 1998 from 19.6% in 1997. This reduction was due to the impact of lower demand within our U.S. customer base and also to a temporary dip in manufacturing efficiencies as we worked through production transfer trials related to the consolidation of two facilities within our technical and office products operating segment.

General and administrative expenses increased 39.3% to $22.7 million (7.4% of sales) in 1998 from $16.3 million (6.9% of sales in 1997). This increase was due to the impact of the Gessner acquisition.

Income from operations increased 41.1% to $27.8 million (9.1% of sales) in 1998 from $19.7 million (8.4% of sales) in 1997. This improvement was due to the Gessner acquisition and a reduced level of facility closure expense.

In 1998, we recorded other income of $1.3 million compared with other expense of $.4 million in 1997. This change was due to a $1.5 million payment received from a cogeneration developer who leases property from the company. The company anticipates no further income from this lease.

Net interest expense increased to $10.5 million in 1998 compared with $9.2 million in 1997. This increase was due to the debt incurred to fund the Gessner acquisition.

Income taxes were $7.1 million or 38.1% of taxable income in 1998 compared with $4.0 million or 39.3% of taxable income in 1997.

Net income for 1998 was $11.5 million or $1.43 per share compared with $6.2 million or $.95 per share in 1997. Excluding the tax adjusted impact of facility closure expenses which existed for both years and the non-recurring cogeneration income in 1998, net income for 1998 would have been $15.4 million, or $1.91 per share, compared with $12.3 million, or $1.90 per share, in 1997. Per share earnings are stated on a fully diluted basis.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996:

Net sales increased 88.6% to $235.4 million in 1997 from $124.8 million in 1996.

The company acquired Custom Papers Group and Arcon Coating Mills on October 31, 1996. These acquisitions contributed $127.9 million in sales revenue for the full year of 1997 compared with $20.2 million for the final two months of 1996.

Within the company's operating segments, sales for technical and office products increased by 58.1% to $136.0 million in 1997 from $86.0 million in 1996. This increase was primarily due to the 1996 acquisitions. Moderate growth in demand for our pressboard, and new business in lightweight filing and cover materials also contributed to revenue growth in this segment. Sales in our durable specialties segment increased by 80.8% to $58.2 million in 1997 from $32.2 million in 1996. This increase was primarily due to the impact of the 1996 acquisitions. In addition, sales with a key customer grew due to their expansion into new geographic markets and new distribution channels in part fueled by a new product developed with them in 1995. Net sales in North American filter products increased by 524.2% to $41.2 million from $6.6 million in 1996 due to the impact of the 1996 acquisitions.

Gross profit margin increased to 19.6% in 1997 from 18.3% in 1996. This improvement related to lower fiber prices which reduced cost in all of the company's operating segments, productivity gains within the technical and office products segment, and early benefits from consolidation of operations within our durable specialties segment.

General and administrative expenses increased to $16.3 million (6.9% of sales) in 1997 from $9.9 million (7.9% of sales) in 1996. This increase was due to the impact of the 1996 acquisitions.

In 1997, the company booked a $10.0 million charge related to the closure of its Owensboro, Kentucky mill. Operations at this mill permanently closed on January 14, 1998.

Income from operations increased to $19.7 million (8.4% of sales) in 1997 from $12.9 million (10.4% of sales) in 1996. This improvement was due to the higher sales volume brought about by the 1996 acquisitions, lower fiber prices, and improved manufacturing efficiencies. These improvements were offset by the $10.0 million charge related to the closure of the Owensboro, Kentucky mill.

In 1997, the company recorded other expense of $.4 million as compared with other income of $1.1 million in 1996. This change was due to higher levels of amortization expense related to the 1996 acquisitions.

Net interest expense increased to $9.2 million in 1997 compared with $1.8 million in 1996. This increase was due to the debt incurred to fund the 1996 acquisitions.

Income taxes were $4.0 million or 39.3% of taxable income in 1997 compared with $4.7 million or 38.5% of taxable income in 1996.

Net income before extraordinary items for 1997 was $6.2 million or $.95 per share. Excluding the tax adjusted impact of the Owensboro closure, net income would have been $12.3 million, or $1.90 per share, compared with $7.2 million, or $1.14 per share, in 1996. Per share earnings are stated on a fully diluted basis.

Liquidity and Capital Resources

As of December 31, 1998, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $20.0 million revolving credit facility as of December 31, 1998. As of such date, no advances were outstanding under such credit facility. Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of December 31, 1998, Gessner had a secured term loan of $32.4 million with Bayerische Bank. This loan amortizes over seven years with interest rates ranging from 5.8% to 7.0%. As of this same date, Gessner had an unsecured term loan of $4.8 million with the previous owner. The loan amortizes over three years and has a fixed interest rate of 5%. As of December 31, 1998, Gessner also has a $9.0 million line of credit and a $9.0 million capital spending facility with Bayerische Vereinsbank. As of such date no advances were outstanding under these facilities.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures, working capital and acquisitions. Cash flows from operating activities were $18.6 million in 1998, $7.9 million in 1997 and $17.1 million in 1996. Additions to property, plant and equipment were $13.9 million in 1998, $13.5 million in 1997 and $8.5 million in 1996. In addition, the company expects to fund certain expenditures related to technology transfer projects between Gessner and the company, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. The company currently anticipates that the implementation of these projects can be accomplished over a two to three year period, at a cost of $20 to $25 million. The company believes that cash reserves on hand, cash flow from operations, plus amounts available under credit facilities, will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

The company intends to pursue strategic acquisitions that will enhance its range of products, complement the company's core markets, provide distribution or sales and marketing efficiencies or provide opportunities for technology gains or other operating efficiencies. Any such acquisition could require the company to secure independent debt or equity financing to complete such transaction.

Disclosures of Certain Financial Market Risks

The company believes it has minimal exposure to financial market risks. All debt is at a fixed rate. Most of the company's sales transactions have been conducted in the currency where the shipment originated, limiting our exposure to changes in currency exchange rates. The company does not use derivative financial instruments.

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

Seasonality

The company's business is mildly seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income. This seasonality is the result of a lower level of purchasing activity in the third quarter, since many of our U.S. customers shut down their manufacturing operations during portions of July and many European manufacturers shut down during portions of August.

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

Year 2000

Readiness

The company expects to complete Year 2000 compliance by the third quarter of 1999. A significant portion of our systems is already compliant due to implementation of new integrated information systems. In terms of hardware, management believes the company's inventory of equipment is also compliant.

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

Costs

The costs of achieving Year 2000 compliance are not expected to have a material impact on the company's business, operations, or financial condition, as system upgrades were planned for strategic reasons. Anticipated costs are almost exclusively the cost of installing the company's integrated information systems. FiberMark Gessner had completed a substantial portion of its system upgrades prior to the 1998 purchase.

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

Forward-looking Statements

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers' demand and inventory levels (including the loss of certain major customers), the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, failure to identify or carry out suitable strategic acquisitions.

                                    PART III

Item 10. Directors and Executive Officers

See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the company's executive officers.

The information required by this item with respect to the company's directors is presented under the caption entitled "Election of Directors" of the company's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company's Annual Meeting of Shareholders to be held on May 19, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

None existed.

                                     Part IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 24 of this Form 10-K.

                                                                            Page
                                                                            ----

       Report of Independent Accountants .................................   24

       Consolidated Statements of Income for the years ended
         December 31, 1998, 1997, and 1996 ...............................   25

       Consolidated Balance Sheets of December 31, 1998 and 1997 .........   26

       Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997, and 1996 ...............................   27

       Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1997, and 1996 ...............................   28

       Notes to Consolidated Financial Statements ........................   29

(a)(2) Financial Statement Schedule:

       Schedule II--Valuation and Qualifying Accounts Reserves ...........   54

       Independent Auditor's Report ......................................   55

(a)(3) Index to Exhibits, beginning on ...................................   56

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

(c)    Exhibits

       The exhibits required by this item are listed under Item 14(a)(3)..   60

                          Independent Auditors' Report

Board of Directors & Stockholders
FiberMark, Inc.

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Burlington, Vermont
February 5, 1999

Vt. Reg. No. 92-0000241

                                 FIBERMARK, INC
                        Consolidated Statements of Income
                  Years Ended December 31, 1998, 1997 and 1996

                    (In Thousands, Except Per Share Amounts)

                                                                1998         1997         1996
                                                             ---------    ---------    ---------
Net sales                                                    $ 307,092    $ 235,358    $ 124,771

Cost of sales                                                  249,337      189,294      101,981
                                                             ---------    ---------    ---------

         Gross profit                                           57,755       46,064       22,790

Selling, general and administrative expenses                    22,684       16,331        9,908

Facility closure expense (note 12)                               7,274       10,000           --
                                                             ---------    ---------    ---------

         Income from operations                                 27,797       19,733       12,882
                                                             ---------    ---------    ---------

Other (income) expense, net                                        152          600       (1,013)

Cogeneration income (note 3)                                    (1,451)        (215)         (97)

Interest expense                                                11,675        9,457        1,992

Interest income                                                 (1,180)        (270)        (211)
                                                             ---------    ---------    ---------

         Income before income taxes and extraordinary item      18,601       10,161       12,211

Income tax expense (note 9)                                      7,092        3,992        4,697
                                                             ---------    ---------    ---------

         Income before extraordinary item                       11,509        6,169        7,514

Extraordinary item:
     Loss on early extinguishment of debt (net
        of income tax benefit of $198) (Note 6)                     --           --         (297)
                                                             ---------    ---------    ---------

         Net income                                          $  11,509    $   6,169    $   7,217
                                                             =========    =========    =========

Basic earnings per share:
         Income before extraordinary item                    $    1.48    $    1.01    $    1.24
         Extraordinary item                                       0.00         0.00        (0.05)
                                                             ---------    ---------    ---------

         Net income                                          $    1.48    $    1.01    $    1.19
                                                             =========    =========    =========

Diluted earnings per share                                   $    1.43    $    0.95    $    1.14
                                                             =========    =========    =========

         Average Basic Shares Outstanding                        7,751        6,141        6,054
         Average Diluted Shares Outstanding                      8,070        6,492        6,329

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                                 (In Thousands)

                                                               1998         1997
                                                            ---------    ---------
           ASSETS

Current assets:
      Cash                                                  $  33,804    $  37,275
      Accounts receivable, net of allowances of
             $626 in 1998 and $203 in 1997                     31,518       23,278
      Inventories (note 4)                                     48,517       37,486
      Other                                                       700          210
      Prepaid expense (note 7)                                    204           --
      Deferred income taxes (note 9)                            4,612        3,769
                                                            ---------    ---------

            Total current assets                              119,355      102,018

Property, plant and equipment, net (note 5)                   128,375       90,243
Goodwill, net                                                  49,692       45,179
Other intangible assets, net                                    8,383        8,146
Prepaid expense (note 7)                                        1,176        1,073
Other long-term assets                                          1,433           --
Other pension assets (note 14)                                  2,817        1,342

            Total assets                                    $ 311,231    $ 248,001
                                                            =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion long-term debt (note 6)                   3,598           --
      Accounts payable                                         16,484       18,822
      Accrued liabilities (note 16)                            15,670       14,455
      Accrued income taxes payable                              1,440        4,262
      Accrued pension liabilities                               1,572        2,496
                                                            ---------    ---------

            Total current liabilities                          38,764       40,035
                                                            ---------    ---------

Long-term debt, less current portion (note 6)                 133,583      100,000
Deferred gain (note 7)                                          9,166       10,885
Deferred income taxes (note 9)                                 12,655        9,308
Other long-term liabilities                                    19,500        5,002
                                                            ---------    ---------

            Total long-term liabilities                       174,904      125,195
                                                            ---------    ---------

            Total liabilities                                 213,668      165,230

Commitments and contingencies (note 7)

Stockholders' equity (notes 8, 14 and 19):
    Preferred stock, par value $.001 per share;
      2,000,000 shares authorized and none issued                  --           --
    Common stock, par value $.001 per share;
      20,000,000 shares authorized
      7,777,822 shares issued and outstanding in 1998 and
      7,581,531 shares issued and outstanding in 1997               8            8
      Additional paid-in capital                               76,554       73,709
      Retained earnings                                        21,034        9,525
      Accumulated other comprehensive income                      (33)        (471)
                                                            ---------    ---------

            Total stockholders' equity                         97,563       82,771
                                                            ---------    ---------

            Total liabilities and stockholders' equity      $ 311,231    $ 248,001
                                                            =========    =========

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

                                 (In Thousands)

                                                                               1998         1997         1996
                                                                             ---------    ---------    ---------
Cash flows from operating activities:
     Net income                                                              $  11,509    $   6,169    $   7,217

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            8,953        7,393        3,651
        Amortization of deferred gain                                           (1,719)      (1,718)      (1,719)
        Write-off of deferred debt costs and other deferred charges                 --           --          495
        Amortization of unearned compensation                                       --           --          121
        Loss on closure of facility                                              7,274       10,000           --
        Loss on sale of property, plant and equipment                              125           --           --
        Cogeneration income                                                         --         (215)         (97)
        Deferred taxes                                                           3,717       (3,586)       2,406
        Changes in operating assets and liabilities:
            Accounts receivable                                                  1,555       (2,431)       1,475
            Inventories                                                         (2,132)      (8,535)      (1,431)
            Other                                                                 (279)         391          947
            Accounts payable                                                    (7,542)       3,737          357
            Accrued pension and other liabilities                                 (765)      (7,965)       3,067
            Prepaid expense                                                       (307)        (306)        (255)
            Other long-term liabilities                                            164        1,570           --
            Accrued income taxes payable                                        (1,983)       3,422          840
                                                                             ---------    ---------    ---------

            Net cash provided by operating activities                           18,570        7,926       17,074
                                                                             ---------    ---------    ---------

Cash flows used for investing activities:
     Cogeneration receipt                                                           --        2,000        2,000
     Purchase of life insurance                                                 (1,207)      (1,342)          --
     Additions to property, plant and equipment                                (13,943)     (13,528)      (8,457)
     Net proceeds from sale of property, plant and equipment                        22           --           --
     Payments for businesses acquired                                          (37,337)          --      (87,000)
     Acquisition costs                                                              --         (367)          --
     Increase in other intangible assets                                          (145)        (112)          --
                                                                             ---------    ---------    ---------

            Net cash used in investing activities                              (52,610)     (13,349)     (93,457)

Cash flows from financing activities:
     Proceeds from issuance of bank debt                                        29,552           --           --
     Proceeds from issuance of common stock                                      2,628       29,205           --
     Cost of stock offering                                                       (511)        (466)          --
     Proceeds from exercise of stock options                                       466          117           20
     Increase in revolving credit line                                             112        2,811       64,159
     Payments on revolving credit line                                            (112)      (2,811)     (64,159)
     Repayment of senior term debt                                                  --           --       (6,313)
     Proceeds from issuance of Series B Senior Notes                                --           --      100,000
     Debt issue costs                                                               --         (500)      (4,500)
                                                                             ---------    ---------    ---------

            Net cash provided by financing activities                           32,135       28,356       89,207
                                                                             ---------    ---------    ---------

Effect of exchange rate changes on cash                                         (1,566)          --           --

            Net increase in cash                                                (3,471)      22,933       12,824

Cash at beginning of  year                                                      37,275       14,342        1,518
                                                                             ---------    ---------    ---------

Cash at end of year                                                          $  33,804    $  37,275    $  14,342
                                                                             =========    =========    =========

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996

                      (In Thousands, Except Share Amounts)

                                                                                                         Accumulated      Total
                                                                                Additional  Accumulated     Other      Stockholders'
                                                          Common      Stock      Paid-In     Earnings   Comprehensive     Equity
                                                          Shares      Amount     Capital     (Deficit)      Income      (Deficit)
                                                          ------      ------     -------     ---------      ------      ---------
Balance at December 31, 1995                             6,050,148   $       6   $  44,711   $  (3,861)   $    (121)   $  40,735

    Exercise of stock options                                8,490          --          20          --           --           20
    Net income                                                  --          --          --       7,217           --        7,217
    Amortization of unearned compensation                       --          --          --          --          121          121
                                                         ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996                             6,058,638           6      44,731       3,356           --       48,093

    Issuance of common stock                             1,500,000           2      28,717          --           --       28,719
    Issuance of common stock                                 1,043          --          20          --           --           20
    Exercise of stock options                               21,850          --         117          --           --          117
    Tax benefit of option exercise                              --          --         124          --           --          124
    Comprehensive income:
      Net income                                                --          --          --       6,169           --        6,169
      Minimum pension liability adjustment, net of
         tax benefit of $295                                    --          --          --          --         (471)        (471)
                                                         ---------   ---------   ---------   ---------    ---------    ---------
    Total comprehensive income                                                                                             5,698

Balance at December 31, 1997                             7,581,531           8      73,709       9,525         (471)      82,771

    Issuance of common stock                               135,000          --       2,117          --           --        2,117
    Issuance of common stock                                     6          --          --          --           --           --
    Exercise of stock options                               61,285          --         466          --           --          466
    Tax benefit of option exercise                              --          --         262          --           --          262
    Comprehensive income:
      Net income                                                --          --          --      11,509           --       11,509
      Minimum pension liability adjustment, net of
         tax benefit of $876                                    --          --          --          --       (1,128)      (1,128)
      Currency translation adjustment                           --          --          --          --        1,566        1,566
                                                         ---------   ---------   ---------   ---------    ---------    ---------
    Total comprehensive income                                                                                            11,947

Balance at December 31, 1998                             7,777,822   $       8   $  76,554   $  21,034    $     (33)   $  97,563

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1) Description of Business

FiberMark produces specialty fiber-based materials in three operating segments:
FiberMark Gessner and North American Filter Products, Technical and Office Products, and Durable Specialties. FiberMark is headquartered in Brattleboro, Vermont and operates seven facilities located in the eastern and midwestern regions of the United States and two facilities in Bavaria, Germany.

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

OTHER INTANGIBLE ASSETS AND GOODWILL

Intangible assets include primarily organization, debt issue, goodwill, and intangible assets related to pension plans (see note 14). Organization costs of $57,000 and $233,000, net of accumulated amortization of $485,000 and $309,000 as of December 31, 1998 and 1997, respectively, arose in conjunction with the acquisition of the Endura Products Division and are amortized on a straight-line basis over seven years. During the fourth quarter of 1997, organization costs amounting to $185,000, net of accumulated amortization of $177,000 were written off in conjunction with the closing of the Owensboro, Kentucky facility (see note 12). Debt issue costs of $4,177,000 and $4,517,000, net of accumulated amortization of $933,000 and $483,000 as of December 31, 1998 and 1997, respectively, are related to the issuance of the Series B Senior Notes and are amortized using the interest method over the life of those notes. Steinbeis Gessner GmbH was acquired effective January 1, 1998. Debt issue cost associated with Gessner was $413,000 net of accumulated amortization of $75,000 as of December 31, 1998. Other intangible assets acquired amounted to $526,000 net of accumulated amortization of $82,000 as of December 31, 1998.

Goodwill of $49,692,000 and $45,179,000, net of accumulated amortization of $3,609,000 and $1,805,000 as of December 31, 1998 and 1997, respectively, includes goodwill of $6,397,000 net of accumulated amortization of $220,000 associated with the Gessner acquisition. Goodwill represents the cost in excess of the fair value of the net assets of acquired companies and is amortized on a straight-line basis over thirty years. During the fourth quarter of 1997, goodwill of $186,000 net of accumulated amortization of $24,000 was written off in conjunction with the closing of the Owensboro, Kentucky facility (see note
12).

Amortization of intangibles, including goodwill, was $2,567,000, $2,542,000 and $812,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

DEFERRED GAIN

The deferred gain incurred in connection with the sale-leaseback transaction is being amortized on a straight-line basis over the life of the lease (see note
7).

RESEARCH AND DEVELOPMENT

The company expenses research and development costs as incurred. The costs amounted to $2.4 million, $1.4 million, and $1.2 million for the years ended December 31, 1998, 1997, and 1996, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of all operations outside the U.S. is the respective local currency. The assets and liabilities of these operations are translated at the exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of other comprehensive income.

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

                                                      1998         1997         1996
                                                      ----         ----         ----
Numerator:
   Income available to common shareholders
   used in basic and diluted earnings per share   $   11,509   $    6,169   $    7,217
                                                  ==========   ==========   ==========

Denominator:
   Denominator for basic earnings per share:
      Weighted average shares                      7,751,399    6,140,673    6,053,889

   Effect of dilutive securities:
      Fixed stock options                            318,987      351,114      274,684
                                                  ----------   ----------   ----------

   Denominator for diluted earnings per share:
      Adjusted weighted average shares             8,070,386    6,491,787    6,328,573
                                                  ==========   ==========   ==========

Basic earnings per share                          $     1.48   $     1.01   $     1.19
Diluted earnings per share                        $     1.43   $      .95   $     1.14

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the company's financial position, results of operations, or liquidity in 1996. During the fourth quarter of 1998 the company decided to close their Beaver Falls, New York facility. In the fourth quarter of 1997, the company also decided to close its Owensboro, Kentucky facility. The costs of closing these facilities, including the costs associated with disposing of the assets, are reflected as a component of income from operations (see note 12).

COMPREHENSIVE INCOME

In 1998, the company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

SEGMENT DISCLOSURES

In 1998, the company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers.

PENSION AND POST-RETIREMENT DISCLOSURES

In 1998, the company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans.

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

Pursuant to environmental laws and regulations, there are currently pending investigations at certain of the company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

Other Matters

The company is involved in various legal proceedings in the ordinary course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the company's financial condition, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

(3) Cogeneration Project

In 1993, the company entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine") pursuant to which the company's Latex Fiber Products Division would host a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The company received $4.4 million in cash in 1993. The company had a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million, was recorded as income in the first quarter of 1995. Cash payments of $2 million each were received in May 1997 and 1996 and $3 million was received in 1995. The $1.5 million received in 1998 represents a payment received from a cogeneration developer who leases property from the company.

(4) Inventories

Inventories consist of the following at December 31, 1998 and 1997 (in thousands):

                                                          1998            1997
                                                          ----            ----
Raw materials                                           $16,328         $13,737
Work in process                                          11,928          10,365
Finished goods                                           16,681          10,960
Stores inventory                                          1,671           1,415
Operating supplies                                        1,909           1,009
                                                        -------         -------

         Total inventories                              $48,517         $37,486
                                                        =======         =======

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 1998 and 1997 (in thousands):

                                                         1998             1997
                                                         ----             ----
Land                                                  $  13,940        $  7,347
Buildings and improvements                               31,754          17,217
Machinery and equipment                                  94,294          70,425
Construction in progress                                  5,660           9,347
                                                      ---------        --------
                                                        145,648         104,336

Less accumulated depreciation and amortization          (17,273)        (14,093)
                                                      ---------        --------

Net property, plant and equipment                     $ 128,375        $ 90,243
                                                      =========        ========

Depreciation expense was $6,386,000, $4,852,000 and $2,839,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

(6) Debt

The company's long-term debt is summarized as follows at December 31, 1998 and 1997 (in thousands):

                                                         1998            1997
                                                         ----            ----
Series B senior notes - interest
  at 9-3/8%, interest payable
  semi-annually in arrears on April
  15 and October 15, unsecured, due
  October 15, 2006                                    $ 100,000       $ 100,000

Bank term loan-interest rates
  ranging from 5.765% to 7.015%
  payable semi-annually in arrears
  on January 12 and July 12, secured
  by the stock of the Gessner
  subsidiary, annual principal
  payments commencing January 12,
  1999 through the year 2005                             32,383              --

Term loan-interest at 5%,
  unsecured, interest and principal
  payable annually in three
  installments commencing March 31, 1999                  4,798              --
                                                      ---------       ---------

Total Debt                                              137,181         100,000

Less Current Portion                                     (3,598)             --
                                                      ---------       ---------
Long-term Portion                                     $ 133,583       $ 100,000
                                                      =========       =========

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

Approximately, $10,474,000, $9,430,000 and $1,797,000 of interest was paid during the years ended December 31, 1998, 1997 and 1996, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows (in thousands):

Payments to be made in the years ending December 31:
  1999................................................................  $3,598
  2000................................................................   3,598
  2001................................................................   4,798
  2002................................................................   6,297
  2003................................................................   6,297
--------------------------------------------------------------------------------

The company has $20,000,000 in available funds through a revolving credit line with the CIT Group, Inc., at December 31, 1998, 1997 and 1996. The interest rate on the line as of December 31, 1998 is prime plus .5% or LIBOR plus 2%. The revolving credit line is subject to a commitment fee payable at the rate of 1/2 of 1% per annum on the daily average unused portion of this line. This fee is payable on a quarterly basis. In addition, the company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examinations, analyzing and evaluating the collateral.

In connection with the acquisition of Steinbeis Gessner GmbH (see note 11), two credit facilities were established by Gessner with Bayerische Vereinsbank AG.

Gessner has $8,995,000 in available funds through a line of credit with Bayerische Vereinsbank AG at December 31, 1998. The interest rate on the line as of December 31, 1998 is LIBOR plus 1.75%. The credit line is subject to a commitment fee payable semi-annually at the rate of 1/4 of 1% per annum on the undisbursed amount.

In addition, Gessner established a loan agreement with Bayerische Vereinsbank AG for the purposes of financing capital expenditures. Under this agreement, Gessner has $8,995,000 in available funds at December 31, 1998. The interest rate as of December 31, 1998 is LIBOR plus 1.75%. The available funds mature as follows: $2,999,000 matures on June 30, 1999, $2,999,000 matures on December 31, 1999 and the remainder on December 31, 2000. The agreement is subject to a commitment fee at the rate of 1/4 of 1% per annum on the undisbursed amount at maturity.

(7) Leases

DEFERRED GAIN AND SALE-LEASEBACK

In April 1994, FiberMark entered into a sale-leaseback agreement with the CIT Group, Inc. ("CIT"). FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000. As a result FiberMark recorded a deferred gain of $17,187,000 which is amortized on a straight-line over the life of the ten year lease. In 1998, 1997 and 1996 the company amortized $1,719,000, $1,718,000 and
$1,719,000, respectively, of the deferred gain into income. At December 31, 1998 and 1997, the deferred gain amounted to $9,166,000 and $10,885,000 net of accumulated amortization of $8,021,000 and $6,302,000, respectively.

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

Rental expense associated with these leases is recognized on a straight-line basis and amounted to $4,426,000, $4,426,000 and $4,426,000 for the years ending December 31, 1998, 1997 and 1996, respectively. Accumulated deferred rent expense included in prepaid expense amounted to $1,380,000 and $1,073,000 as of December 31, 1998 and 1997, respectively.

Total future minimum lease payments under the sale-leaseback agreement are set forth as follows (in thousands):

Payments to be made in the years ending December 31:
----------------------------------------------------

1999                                                 $   4,426
2000                                                     4,120
2001                                                     4,120
2002                                                     4,120
2003                                                     4,120
Thereafter                                               2,058

OTHER LEASES

The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisition of Steinbeis Gessner GmbH in January 1998, and with facilities purchased from CPG in October 1996.

Rental expense was $869,000, $1,043,000 and $420,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

As of December 31, 1998, obligations to make future minimum lease payments under these leases were as follows (in thousands):

Payments to be made in the years ending December 31:
----------------------------------------------------

1999                                              $     985
2000                                                    423
2001                                                    311
2002                                                    311
2003                                                    264
Thereafter                                              467

(8) Preferred Stock

At December 31, 1998, 1997 and 1996, the company has 2,000,000 shares of preferred stock authorized with none issued. The company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.

(9) Income Taxes

Income before provision for income taxes, classified by source of income was as follows:

                                                    1998       1997       1996
                                                    ----       ----       ----
U.S.                                               $10,013    $10,161    $11,716
Foreign                                              8,588         --         --
                                                   -------    -------    -------
Income before provision for income taxes           $18,601    $10,161    $11,716
                                                   =======    =======    =======

The components of the provision for income taxes before extraordinary item for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                    1998       1997       1996
                                                    ----       ----       ----
Current
   Federal                                         $ 2,201    $ 6,137    $ 2,607
   State                                               558      1,439      1,031
   Foreign                                             616         --         --
                                                   -------    -------    -------
                                                     3,375      7,576      3,638

Deferred
   Federal and State                                   296     (3,584)     1,059
   Foreign                                           3,421         --         --
                                                   -------    -------    -------
                                                     3,717     (3,584)     1,059

Income tax expense                                 $ 7,092    $ 3,992    $ 4,697
                                                   =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                          December 31, 1998
                                                     ---------------------------
                                                     Deferred Tax   Deferred Tax
                                                           Assets    Liabilities
                                                           ------    -----------
Accounts receivable                                     $     687     $      --
Inventory                                                     513            --
Property, plant and equipment                                  --        18,627
Payroll related accruals                                    4,750            --
Intangible assets                                              --           216
Miscellaneous reserves                                        546            --
Deferred gain                                               3,492            --
Facility closure                                              812            --
                                                        ---------     ---------

                                                        $  10,800     $  18,843
                                                        =========     =========

                                                           December 31, 1997
                                                     ---------------------------
                                                     Deferred Tax   Deferred Tax
                                                           Assets    Liabilities
                                                           ------    -----------
Accounts receivable                                     $     342     $      --
Inventory                                                     707            --
Property, plant and equipment                                  --        15,654
Payroll related accruals                                    2,434            --
Intangible assets                                             585            --
Miscellaneous reserves                                      1,279            --
Deferred gain                                               4,191            --
Facility closure                                              577            --
                                                        ---------     ---------

                                                        $  10,115     $  15,654
                                                        =========     =========

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

    A reconciliation of income taxes from continuing operations at the United States statutory rate to the effective rate for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  1998        1997        1996
                                                  ----        ----        ----
U.S. federal rate                                  34.0%      34.0%      34.0%
State taxes net of federal benefit                  4.6%       6.1%       5.8%
Foreign Rate Difference                             3.9%        --         --
Other                                              (4.4%)     (0.8%)     (1.4%)
                                                   ----       ----       ----

Effective tax rate                                 38.1%      39.3%      38.4%
                                                   ====       ====       ====

Income taxes paid during 1998, 1997 and 1996 were $5,399,000, $5,696,000 and
$3,698,000, respectively.

(10) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price and amounts to $139,181,000 (carrying value of $137,181,000 at December 31, 1998, and $103,313,000 (carrying value $100,000,000) at December 31, 1997.
Management has determined that the carrying values of its other financial assets and liabilities approximate fair value at December 31, 1998.

(11) Acquisitions

1998 ACQUISITION

Effective January 1, 1998 the company purchased all of the outstanding shares of Steinbeis Gessner GmbH (Gessner) for $40.0 million and DM8.08 ($4.4) million in cash. Gessner manufactures crepe masking and specialty tape materials, wet and dry abrasives papers, filter media for automotive air, oil and fuel and filter media for automotive cabins and vacuum cleaner bags. The acquisition was financed with a portion of the proceeds of the sale of 1,500,000 shares of the company's common stock for $28.7 million along with borrowings under a DM54.0 ($29.6) million bank facility provided by Bayerische Vereinsbank AG and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM8.0 ($4.4) million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $6.4 million of cost in excess of net assets acquired, or goodwill which is being amortized on a straight line basis over thirty years. The 1998 consolidated results include Gessner's results of operation for the entire year.

The following summarized unaudited pro forma results of operations for the year ended December 31, 1997, assumes the Gessner acquisition occurred as of the beginning of the period (dollars in thousands, except per share amounts):

                                            Unaudited
                                            ---------
Net sales                                    $313,719
Net income                                      9,851
Basic earnings per share                         1.30

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

The following summarized unaudited pro forma results of operations for the year ended December 31, 1996, assumes the Arcon and CPG acquisitions occurred as of the beginning of the period (dollars in thousands, except per share amounts):

                                                   Unaudited
                                                   ---------
Net sales                                           $227,822
Net income                                            10,709
Basic earnings per share                                1.77

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(12) Facility Closure

The company ceased operations at its Beaver Falls, New York facility on January 29, 1999. Part of the historical demand from this facility has been taken in-house by an integrated customer. The balance of the production demand will be absorbed by other mills within the company. As of December 31, 1998 the company recorded a facility closure charge of $7,794,000 to recognize severance and benefits for the employees to be terminated ($1,427,000) to reflect contract cancellation costs ($250,000) and to reflect the write off of property, plant and equipment ($6,117,000). The company expects to terminate 92 administrative and plant employees. Results of operations of the facility amounted to a $.1 million income for the year ended December 31, 1998.

On January 14, 1998, the company closed the Owensboro, Kentucky facility. Production at this facility was moved into certain of the company's other operations. As of December 31, 1997 the company recorded a facility closure charge of $10,000,000 to recognize severance and benefits for the employees to be terminated ($450,000) to reflect contract cancellation costs ($325,000), to reflect the write down to estimated fair market value of the plant and equipment not expected to be transferred to other facilities ($8,129,000), to write off goodwill ($186,000) and organization costs ($185,000) and to write off or accrue for other miscellaneous costs ($725,000). The company terminated 39 administrative and plant employees. The actual termination benefits paid were $492,000. Results of operations of the facility amounted to a $.3 million loss for the year ended December 31, 1997.

In 1998 the company adjusted $520,000 of previously accrued expenses related to its Owensboro, Kentucky mill to facility closure expense.

(13) Related Party Transactions

The company paid a management fee of $250,000 for the years ended December 31, 1997 and 1996 to an equity owner, MDC Management company ("MDC"). The company had a management agreement with MDC which called for an annual fee of $250,000 through 1997. In 1996 the company also paid MDC $250,000 in conjunction with the CPG and Arcon acquisitions.

(14) Retirement and Deferred Compensation Plans

QUALIFIED PLANS

The company has a defined contribution plan (salaried and hourly) and a defined benefit (hourly) retirement plan for FiberMark.

Defined Contribution Plan

The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Defined contribution expense for the company was $1,017,000, $1,102,000 and $487,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The following table sets forth the accumulated pension obligation (PBO) included liabilities on the company's consolidated balance sheet (in thousands):

                                                           1998          1997
                                                           ----          ----
PBO at January 1                                        $  11,680     $   9,313
Increase due to Gessner acquisition                        10,322            --
Service cost                                                  702           445
Interest cost                                               1,437           686
Actuarial loss (gain)                                       2,657         1,487
Benefits paid                                                (967)         (251)
                                                        ---------     ---------
PBO at December 31                                      $  25,831     $  11,680
                                                        =========     =========

The funded status at December 31 is (in thousands):

                                                           1998          1997
                                                           ----          ----
Projected benefit obligation                            $ (25,831)    $ (11,681)
Fair value of plan assets                                  11,062         7,832
                                                        ---------     ---------
Funded status                                             (14,769)       (3,849)
Unrecognized net transition asset                              16            19
Unrecognized prior service cost                               150           162
Unrecognized net (gain) or loss                             3,493         2,238
                                                        ---------     ---------
Accrued pension cost before
  adjustment for minimum liability                        (11,110)       (1,430)
Adjustment to recognize minimum liability                  (3,659)       (2,419)
                                                        ---------     ---------
Accrued pension cost                                    $ (14,769)    $  (3,849)
                                                        =========     =========

Net periodic pension expense included the following components (in thousands):

                                                           1998          1997
                                                           ----          ----
Service cost                                            $     691     $     445
Interest cost                                               1,405           686
Return on assets                                           (2,055)         (668)
Net amortization and deferral:
  Unrecognized net transition asset                             3             3
  Unrecognized prior service cost                              12            12
  Unrecognized loss                                            83            14
  Net asset gain deferred                                   1,320            40
                                                        ---------     ---------
Net periodic pension expense                            $   1,459     $     532
                                                        =========     =========

The following table reconciles plan assets (in thousands):

                                                           1998          1997
                                                           ----          ----
Fair value of plan assets at beginning of year          $   7,832     $   7,011
Return on plan assets                                       2,055           668
Employer contributions                                      2,142           404
Benefits paid                                               (967)          (251)
                                                        ---------     ---------
Fair value of plan assets at end of year                $  11,062     $   7,832
                                                        =========     =========

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 and 1997 was 6.5% and 7.25%, respectively. The expected long-term rate of return on plan assets was 9% in 1998 and 1997.

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

During 1997, the company established a trust pursuant to two executive deferral plans for the benefit of a select group of management, highly compensated employees and/or directors who contribute materially to the continued growth, development and business success of the company. The plans established under the trust agreement are set forth as follows:

Supplemental Executive Retirement Plan (SERP)

The plan is a defined benefit plan and shall be unfunded for tax purposes and for purposes of Title I of ERISA. Pension benefits are based upon final average compensation and years of service. Benefits earned are subject to cliff vesting after fifteen (15) years or more of service.

The following table sets forth the accumulated pension obligation (PBO) included in accrued liabilities on the company's consolidated balance sheet (in thousands):

                                                           1998          1997
                                                           ----          ----
PBO at January 1                                        $   3,464     $   2,968
Service cost                                                  182            87
Interest cost                                                 251           104
Actuarial loss (gain)                                        (293)          305
Benefits paid
PBO at December 31                                      $   3,604     $   3,464
                                                        =========     =========

The funded status at December 31 is (in thousands)

                                                           1998          1997
                                                           ----          ----
Projected benefit obligation                            $  (3,604)    $  (3,464)
Fair value of plan assets                                     566            --
                                                        ---------     ---------
Funded Status                                              (3,038)       (3,464)
Unrecognized net transition asset                              --            --
Unrecognized prior service cost                             2,583         2,841
Unrecognized net (gain) or loss                                71           304
                                                        ---------     ---------
Accrued pension cost before
  adjustment for minimum liability                           (384)         (319)
Adjustment to recognize minimum liability                  (2,557)       (2,611)
                                                        ---------     ---------
Accrued pension cost                                    $  (2,941)    $  (2,930)
                                                        =========     =========

Net periodic pension expense included the following components (in thousands):

                                                           1998          1997
                                                           ----          ----
Service cost                                            $     182     $      87
Interest cost                                                 251           104
Return on assets                                               34            --
Net amortization and deferral:
  Unrecognized net transition asset                            --            --
  Unrecognized prior service cost                             256           128
  Net asset gain deferred                                     (58)           --
                                                        ---------     ---------
Net periodic pension expense                            $     665     $     319
                                                        =========     =========

The following table reconciles plan assets (in thousands):

                                                           1998          1997
                                                           ----          ----
Fair value of plan assets at beginning of year          $      --     $      --
Return on plan assets                                         (34)           --
Employer contributions                                        600            --
Benefits paid                                                  --            --
                                                        ---------     ---------
Fair value of plan assets at end of year                $     566     $      --
                                                        =========     =========

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 and 1997 was 6.5% and 7%, respectively.

As required by SFAS No. 87, Employers' Accounting for Pensions, for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheet the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset.

Deferred Compensation Plan

The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earn a guaranteed rate of return. As of December 31, 1998 and 1997 the company has accrued $2,809,000 and $1,494,000, respectively for its obligation under the plan. The company's expense which includes company contributions and interest expense amounted to $17,000 and $152,000 for the years ended December 31, 1998 and 1997, respectively.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $2,817,000 and $1,342,000 as of December 31, 1998 and 1997, respectively.

(15) Post-retirement Benefits Other Than Pensions

The company provides certain health care and life insurance benefits to specific groups of former CPG employees when they retire. The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree's length of service. The allowance may be adjusted to reflect annual changes in the Consumer Price Index ("CPI"); however, once the initial allowance has doubled, there will be no further increases. Salaried employees hired after January 1, 1993 are not eligible to participate in this retiree medical plan. Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount. The post-retirement benefit obligations related to employees who retired prior to the acquisition were not assumed by the company and remain the responsibility of prior owners.

Included in accrued liabilities on the company's consolidated balance sheet (in thousands):

                                                           1998          1997
                                                           ----          ----
APBO at January 1                                       $   1,604     $   1,487
Service cost                                                   35            43
Interest cost                                                 101           109
Actuarial loss (gain)                                         (34)           38
Benefits paid                                                 (65)          (73)
                                                        ---------     ---------
APBO at December 31                                     $   1,641     $   1,604
                                                        =========     =========

    The funded status at December 31 is (in thousands):

                                                           1998          1997
                                                           ----          ----
Funded status at December 31                            $   1,641     $   1,604
Unrecognized net actuarial loss (gain)                         71           105
                                                        ---------     ---------
Accrued post-retirement benefit cost                    $   1,712     $   1,709
                                                        =========     =========

Net periodic post-retirement benefits cost included the following components (in thousands):

                                                           1998          1997
                                                           ----          ----
Service cost                                            $      35     $      43
Interest cost on APBO                                         101            99
                                                        ---------     ---------
                                                        $     136     $     142
                                                        =========     =========

    The assumed health care cost trend rate used in measuring future benefit costs was 7.5%, gradually declining to 6% by 2001 and remaining at that level thereafter. A 1% increase in this annual trend rate would increase the accumulated post-retirement benefit obligation at December 31, 1998 by $1,546,000 And the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 1997 by $118,000. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% and 7.5% as of December 31, 1998 and 1997 respectively.

(16) Accrued Liabilities Consist of (in thousands):

                                                           1998          1997
                                                           ----          ----
Salaries and related benefits                           $   5,642     $   6,497
Interest                                                    2,003         2,003
Facility closure costs                                      1,677           775
Post-retirement benefits                                    1,712         1,709
Interest cost on APBO                                       4,636         3,471
                                                        ---------     ---------
                                                        $  15,670     $  14,455
                                                        =========     =========

(17) Supplemental Cash Flow Information

Non-cash investing and financing activities:

During 1998 the company recorded an intangible asset related to the hourly defined benefit pension plan amounting to $166,000 and a long-term liability of $1,636,000. The offset resulted in a minimum pension liability adjustment of $910,000, net of tax benefit.

During 1998 the company recorded an intangible asset related to the SERP in the amount of $2,622,000 and recorded a long-term liability for the same amount.

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

(18) Significant Business Concentrations

                                                   1998       1997        1996
                                                   ----       ----        ----
Customer Concentration
Total % sales from top 5 customers                  24%        28%        41%
% Sales from largest single customer (a)            --         --         12%
  (if greater than 10%)

Foreign sales as % of total sales (b)               29%         8%        10%
  Europe                                            23%         2%         2%
  Far East                                           3%         4%         5%
  Other (including Latin America)                    3%         2%         3%

(a) In our office products and technical specialties segment
(b) Excluding Canada

(19) Stock Option and Bonus Plans

The company has three stock option plans which provide for grants of non-qualified or incentive stock options. The 1992 Amended and Restated Stock Option Plan ("1992 Plan") is fully granted at 301,422 shares of common stock to management of the company. Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

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

During 1998 the company authorized the grant of up to 200,000 stock options under a new plan, the 1998 Stock Option Plan ("1998 Plan") to non-employee Directors. The 1998 Plan contains two types of option grants: (1) a base grant of an option for 7,500 shares at the grant date fair market value option price which vests at a rate of 20% for each year of board service and (2) a performance grant of an option for 15,000 shares at a grant date fair market value option price which has accelerated vesting if the stock of the company reaches certain price levels for 20 consecutive trading days and ultimately vests after eight years of service on the Board of Directors.

The following table sets forth the stock option transactions for the three years ended December 31, 1998:

                                                                      Weighted
                                                   Number             Average
                                                     of               Exercise
                                                   Shares              Price
                                                   ------              -----
Outstanding, December 31, 1995                     412,897            $  4.77
   Granted                                         381,102              10.99
   Exercised                                        (8,490)              4.05
   Forfeited                                       (34,275)              6.96
                                                 ---------

Outstanding, December 31, 1996                     751,234               7.83
   Granted                                         182,500              21.87
   Exercised                                       (21,850)              5.36
   Forfeited                                        (7,500)              9.96
                                                 ---------

Outstanding, December 31, 1997                     904,384              10.70
   Granted                                         335,000              20.88
   Exercised                                       (61,285)              7.60
   Forfeited                                       (26,715)             13.02
                                                 ---------

Outstanding, December 31, 1998                   1,151,384            $ 13.77
                                                 =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                  Options Outstanding                    Options Exercisable
                      ---------------------------------------       ----------------------------
                                       Weighted
                         Number         Average      Weighted          Number           Weighted
  Range of            Outstanding      Remaining      Average       Exercisable         Average
  Exercise                at          Contractual    Exercise            at             Exercise
   Prices              12/31/98          Life          Price          12/31/98            Price
------------------------------------------------------------------------------------------------
$3.33                   217,380           3.6        $  3.33           217,380          $  3.33
 6.00 to 7.83           102,700           6.2           6.81            79,864             6.79
 9.00 to 9.41           176,000           8.1           9.24           124,756             9.29
 13.38 to 13.50         297,804           8.8          13.50            59,740            13.50
 19.44 to 25.63         252,500           8.9          21.87            62,500            22.77
 30.00 to 38.00         105,000           9.4          33.00                --               --
                      ---------                                        -------
                      1,151,384                                        544,240
                      =========                                        =======

The company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plans during 1998, 1997 and 1996 as the options were all granted at exercise prices which equaled the market value at the date of the grant. Compensation for the options granted prior to December 31, 1992 at $3.33 per share was measured as of the grant date based upon a fair market value of $5.33 per share as determined by the Board of Directors and is being recognized as expense over the vesting period. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards during 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:

                                                    1998        1997        1996
                                                    ----        ----        ----
Net income, as reported                            $11,509    $ 6,169    $ 7,217
Net income, pro forma                                9,919      5,304      7,075

Basic earnings per share, as reported              $  1.48    $  1.01    $  1.19
Basic earnings per share, pro forma                   1.28        .86       1.17

Diluted earnings per share, as reported            $  1.43    $   .95    $  1.14
Diluted earnings per share, pro forma                 1.23        .82       1.12

Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 45%; and expected lives of ten
(10) years.

Effective January 1, 1994, the Compensation Committee adopted the Executive Bonus Plan, which provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. Although the Executive Bonus Plan is subject to annual review by the Committee, the Committee expects it to remain in place for a five-year term. Expense recorded under the plan amounted to $660,000, $1,001,000 and $398,000 in 1998, 1997 and 1996,
respectively.

(20) Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 1998, 1997 and 1996 (in thousands except per share data).

    1998                             March 31    June 30    Sept 30  Dec 31(1)
    ----                             --------    -------    -------  ---------
Net sales                             $79,951    $78,591    $73,150    $75,400
Gross profit                           15,676     14,767     13,383     13,929
Net income (loss)                       4,351      3,751      3,318         89

Basic earnings per share                 0.56       0.48       0.43       0.01
Diluted earnings per share               0.54       0.46       0.41       0.01

    1997                             March 31    June 30    Sept 30  Dec 31(1)
    ----                             --------    -------    -------  ---------
Net sales                             $59,442    $59,415    $57,802    $58,699
Gross profit                           11,265     11,318     11,517     11,964
Net income (loss)                       2,733      3,054      3,199     (2,817)

Basic earnings per share                 0.45       0.50       0.53      (0.44)
Diluted earnings per share               0.43       0.48       0.50      (0.44)

    1996                             March 31    June 30    Sept 30  Dec 31(1)
    ----                             --------    -------    -------  ---------
 Net sales                            $24,859    $26,086    $26,789    $47,037
 Gross profit                           3,503      5,011      5,115      9,161
 Net income                             1,048      1,816      2,093      2,260

Basic earnings per share                 0.17       0.30       0.35       0.37
Diluted earnings per share               0.17       0.29       0.33       0.35

(1) In the fourth quarter of 1998, the company announced its decision to close the facility located in Beaver Falls, New York. Income from operations reflects a $7,794,000 charge as a result of this event.

(2) In the fourth quarter of 1997, the company announced its decision to close the facility located in Owensboro, Kentucky. Income from operations reflects a $10,000,000 charge as a result of this event.

      Equivalent shares of common stock have not been included in the 1997 fourth quarter diluted earnings per share calculation as their effect would be anti-dilutive.

(3) In the fourth quarter of 1996, the company acquired Arcon Holdings Corporation and CPG Investors Inc.

(21) Segment Information

      On December 31, 1998, the company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas.

      The company's reportable operating segments include: technical and office products, durable specialties and FiberMark Gessner and North American filter products. Each operating segment consists of facilities with common management, with significant marketing and manufacturing overlap.

      The technical and office products segment manufactures a wide range of specialty fiber-based materials used in communications, including base or cover materials for electrical/electronics, graphic arts and office products, as well as other technical specialties. This represents the combination of our office products and technical specialties markets.

      Durable specialties produces specialty tape substrates, using a broad range of saturated, coated paper and non-woven materials. This represents our U.S. durable specialties division.

      FiberMark Gessner and North American filter products manufactures filter media used in automotive, vacuum, water and industrial filtration, including paper, synthetic non-woven materials and composite materials. FiberMark Gessner also manufactures technical specialties (abrasives) and durable specialties (tape backing materials). This segment encompasses FiberMark Gessner GmbH, as well as our North American filter products business.

      The following table details sales and selected financial data by operating segment (in thousands). Inter-segment sales are accounted for as if the sales were to third parties.

                                 (In Thousands)

                                                                    FiberMark Gessner
                                   Office Products                         and
                                         and            Durable        N. American
                                      Tech. Spec.     Specialties    Filter Products        Other            Total
                                      ----------       ----------       ----------       ----------        ----------
1998
Net sales                             $  129,315       $   55,688       $  122,089       $       --        $  307,092
Intersegment net sales                       918              296              333           (1,547)               --
                                      ----------       ----------       ----------       ----------        ----------

Total net sales                       $  130,233       $   55,984       $  122,422       $   (1,547)       $  307,092
                                      ==========       ==========       ==========       ==========        ==========

EBIT                                  $   12,729       $    7,567       $   14,623       $   (5,823)(1)    $   29,096
                                      ==========       ==========       ==========       ==========        ==========

Depreciation & Amortization           $    3,714       $    2,490       $    2,749       $       --        $    8,953

Total Assets                          $  102,333       $   57,011       $  112,917       $   38,970 (4)    $  311,231

1997
Net sales                             $  135,964       $   58,188       $   41,206       $       --        $  235,358
Intersegment net sales                     4,749            1,456               21           (6,226)               --
                                      ----------       ----------       ----------       ----------        ----------

Total net sales                       $  140,713       $   59,644       $   41,227       $   (6,226)       $  235,358
                                      ==========       ==========       ==========       ==========        ==========


EBIT                                  $   15,985       $    8,396       $    4,752       $   (9,785)(2)    $   19,348
                                      ==========       ==========       ==========       ==========        ==========

Depreciation & Amortization           $    4,396       $    2,144       $      853       $       --        $    7,393

Total assets                          $  107,478       $   59,799       $   30,467       $   50,257 (4)    $  248,001

1996
Net sales                             $   85,971       $   32,216       $    6,584       $       --        $  124,771
Intersegment net sales                     4,286              529               --           (4,815)               --
                                      ----------       ----------       ----------       ----------        ----------

Total net sales                       $   90,257       $   32,745       $    6,584       $   (4,815)       $  124,771
                                      ==========       ==========       ==========       ==========        ==========

EBIT                                  $   10,659       $    2,601       $      635       $       97 (3)    $   13,992
                                      ==========       ==========       ==========       ==========        ==========

Depreciation & Amortization           $    2,207       $    1,256       $      188       $       --        $    3,651

Total assets                          $  109,332       $   53,678       $   28,449       $   20,549 (4)    $  212,008

(1) 1998 Other Includes               Facility Closure (Technical and Office Products Segment)             $   (7,274)
                                      Cogeneration Income                                                       1,451
                                                                                                           ----------
                                                                                                           $   (5,823)

(2) 1997 Other Includes               Facility Closure (Technical and Office Products Segment)             $  (10,000)
                                      Cogeneration Income                                                         215
                                                                                                           ----------
                                                                                                           $   (9,785)

(3) 1996 Other Includes               Cogeneration Income                                                  $       97

(4) Corporate assets not allocated to operating segments.

Information concerning principal geographic areas is as follows (in thousands):

                                        1998         1997         1996
                                      --------     --------     --------
Net sales (a)
          North America               $217,664     $216,752     $112,397
          Europe                        69,202        3,287        2,116
          Far East                       9,426        9,377        5,970
          Other                         10,800        5,942        4,288
                                      --------     --------     --------

               Total                  $307,092     $235,358     $124,771


(a) Revenues are attributed to countries based on product shipment destination.

                                          1998         1997         1996
                                          -----        -----        ----
Property, plant and equipment, net:

          North America               $ 87,910     $ 90,243     $ 89,696
          Europe                        40,465           --           --
                                      --------     --------     --------

               Total                  $128,375     $ 90,243     $ 89,696

                                 FIBERMARK, INC.
          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)

                                                             Balance at   Charged to                   Balance
                                                              Beginning    Costs and                    at End
Description                                                   of Period     Expenses   Deductions    of Period
-----------                                                   ---------     --------   ----------    ---------
Year Ended December 31, 1998 Allowances for possible
losses on accounts receivable.............................         $203      $586(1)         $163         $626

Year Ended December 31, 1997 Allowances for possible
losses on accounts receivable.............................         $333       ($113)          $17         $203

Year Ended December 31, 1996 Allowance for possible
losses on accounts receivable.............................         $253         $173          $93         $333

(1) The increase in the reserve reflects the impact of the acquisition of Steinbeis Gessner GmbH.

                          Independent Auditors Report

The Board of Directors and Stockholders
FiberMark, Inc.:

Under date of February 5, 1999, we reported on the consolidated balance sheets of FiberMark, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Burlington, Vermont
February 5, 1999

      Item 14 (a) (3) Exhibits

Number                                 Description
------                                 -----------

2.1(10)     Share Purchase Agreement dated as of November 26, 1997, among
            Steinbeis Holding GmbH ("Steinbeis"), Zetaphoenicis Beteiligungs
            GmbH and Thetaphoenicis Beteiligungs GmbH.
3.1(1)      Restated Certificate of Incorporation of the Company as amended through March 25, 1997.
3.2(10)     Certificate of Ownership and Merger of FiberMark, Inc. with and into
            Specialty Paperboard, Inc. filed with the Secretary of State of
            Delaware on March 26, 1997.
3.3(1)      Restated By-laws.
4.1(1)      Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)      Specimen stock certificate.
4.3(9)      Indenture dated as of October 15, 1996 (the "Indenture") among the
            Company, CPG Co., Specialty Paperboard/Endura, Inc. ("Endura") and
            the Wilmington Trust Company ("Wilmington").
4.4(9)      Specimen Certificate of 9 3/8% Series B Senior Note due 2006
            (included in Exhibit 4.3 hereof).
4.5(9)      Form of Guarantee of Senior Notes issued pursuant to the Indenture
            (included in Exhibit 4.3 hereof).
10.1(5)     Lease Agreement dated April 29, 1994, between CIT Group/Equipment
            Financing Inc. ("CIT/Financing") and the Company.
10.2(5)     Grant of Security Interest in Patents, Trademarks and Leases dated
            April 29, 1994, between the Company and CIT/Financing.
10.3(5)     Bill of Sale dated April 29, 1994, to CIT/Financing.
10.4(1)(3)  Form of Indemnity Agreement entered into between the Company and its directors and executive officers.
10.5(1)(3)  The Company's 1992 Amended and Restated Stock Option Plan and
            related form of Option Agreement.
10.6(1)     Paper Procurement Agreement, between the Company and Acco-U.S.A.
10.7(1)     Energy Service Agreement (Latex mill), dated as of November 19,
            1992, between Kamine and the Company.
10.8(2)     Amendment No. 1 to the Energy Service Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the Company.
10.9(1)     Energy Service Agreement (Lewis mill), dated as of November 19,
            1992, between Kamine and the Company.
10.10(2)    Amendment No. 1 to the Energy Service Agreement (Lewis mill), dated as of May 7, 1993, between Kamine and the Company.
10.11(1)    Restated Ground Lease, dated as of November 19, 1992, between Kamine and the Company.
10.12(1)    Beaver Falls Cogeneration Buyout Agreement, dated as of November 20,
            1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the
            Company.
10.13(2)    Consent and Agreement (Energy Services Agreement), dated as of May
            7, 1993, by the Company.
10.14(2)    First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the Company.
10.15(2)    Memorandum of Lease, dated as of May 7, 1993, between Kamine and the
            Company.
10.16(7)(3) The Company's 1994 Stock Option Plan and related forms of Option
            Agreements.

10.17(7)(3) The Company's 1994 Directors Stock Option Plan and related form of
            Option Agreement.
10.18(9)(3) Amendment to the Company's 1994 Directors Stock Option Plan.
            10.19(4)(3) The Company's Executive Bonus Plan.
10.20(9)    Deed of Lease between James River Paper Company, Inc. and
            CPG-Virginia Inc. dated as of October 31, 1993.
10.21(9)    Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1, 1988.
10.22(9)    Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. ("Custom Papers Group").
10.23(9)    Master Lease Agreement dated January 1, 1994, between Meridian
            Leasing Corp. and Custom Papers Group.
10.24(9)    Master Equipment Lease Agreement dated February 3, 1995, between
            Siemens Credit Corp. and CPG Holdings Inc.
10.25(6)    Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R.
            Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha
            (collectively, the "Sellers"), the Company, Specialty Paperboard
            (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki Kaisha
            (collectively the "Buyers"), dated May 10, 1994. 10.26 (11) Loan
            Agreement dated as of November 24, 1997, between Steinbeis and
            Gessner.
10.27(11)   Expansion Land Option and Preemption Right Agreement dated as of November 13, 1997, between Steinbeis and Gessner.
10.28(12)   Third Amended and Restated Financing Agreement & Guaranty
10.29(12)   Second Amended and Restated Security Agreement dated December
            31, 1997, between FiberMark Office Products, LLC and CIT
            Group/Equipment Financing, Inc.
10.30(12)   Second Amended and Restated Security Agreement dated December
            31, 1997, between FiberMark, Inc. FiberMark Durable Specialties,
            Inc., and FiberMark Filter and Technical Products
10.31(12)   Loan Agreement dated as of January 7, 1988, between
            Zetaphoenieis Beteiligungs GmbH and Bayerische Vereinsbank AG
            ("Bayerische").
10.32(12)   Working Credit Facility dated as of January 13, 1998 between
            Gessner and Bayerische.
10.33(12)   Capex Loan Agreement dated as of January 13, 1998, between
            Gessner and Bayerische.
10.34       1998 Amended and Restated Non-Employee Directors Stock Option
            Plan
21          List of FiberMark subsidiaries
23.1        Consent of KPMG LLP.
27          Financial Data Schedule

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

(12) Incorporated by reference to exhibits filed with the company's report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

                                 FIBERMARK, INC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 31st day of March, 1999.

                                          FiberMark, Inc.

                                          By /s/ ALEX KWADER
                                            ---------------------
                                              Alex Kwader
                                              President and
                                          Chief Executive Officer


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

       Signature              Title                    Date
       ---------              -----                    ----

    /S/ ALEX KWADER           President and            March 31, 1999
------------------------      Chief Executive Officer
      Alex Kwader

  /S/ K. PETER NORRIE         Chairman of the Board    March 31, 1999
------------------------
    K. Peter Norrie

 /S/ BRIAN C. KERESTER        Director                 March 31, 1999
------------------------
   Brian C. Kerester

/S/ MARION A. KEYES, IV       Director                 March 31, 1999
------------------------
  Marion A. Keyes, IV

  /S/ GEORGE E. MCCOWN        Director                 March 31, 1999
------------------------
    George E. McCown

   /S/ JON H. MILLER          Director                 March 31, 1999
------------------------
     Jon H. Miller

  /S/ ELMAR B. SCHULTE        Director                 March 31, 1999
------------------------
    Elmar B. Schulte

/S/ EDWARD P. SWAIN, JR.      Director                 March 31, 1999
------------------------
  Edward P. Swain, Jr.

 /S/ FRED P. THOMPSON,        Director                 March 31, 1999
          JR.
------------------------
 Fred P. Thompson, Jr.

    /S/ BRUCE MOORE           Vice President           March 31, 1999
------------------------      Chief Financial Officer
      Bruce Moore