Form 10-Q
period 1999-03-31
FIBERMARK INC
filed 1999-05-17
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999 or

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

                           Yes |X|       No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                                           Outstanding

      Common Stock                                    March 31, 1999
      $.001 par value                                 7,798,822

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
ITEM 1.     Financial Statements:

            Consolidated Statements of Income                                 3
                 Three Months Ended
                 March 31, 1999 and 1998

            Consolidated Balance Sheets                                       4
                 March 31, 1999 and December 31, 1998

            Consolidated Statements of Cash Flows                             5
                 Three Months Ended
                 March 31, 1999 and 1998

            Notes To Financial Statements                                   6-8


ITEM 2.     Management's Discussion and Analysis of Financial              9-11
                 Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market
                 Risk                                                        12

                           PART II. OTHER INFORMATION

ITEM 5.     Other Information                                                12

ITEM 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

EXHIBIT 11  Statement Regarding Computations of Net Earnings                 14
                 Per Share

                                 FIBERMARK, INC.
                        Consolidated Statements of Income

                    (In thousands, except per share amounts)
                                   Unaudited

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                          1999        1998
                                                        -------      -------
Net sales                                               $75,906      $79,951

Cost of sales                                            60,630       64,275
                                                        -------      -------

         Gross profit                                    15,276       15,676

Selling, general and administrative expenses              5,764        5,519
                                                        -------      -------

         Income from operations                           9,512       10,157


Other (income) expense, net                                 102           62

Interest Expense                                          2,506        2,554
                                                        -------      -------

         Income before income taxes                       6,904        7,541

Income tax expense                                        2,850        3,190
                                                        -------      -------

         Net income                                     $ 4,054      $ 4,351
                                                        =======      =======

         Basic earnings per share                       $  0.52      $  0.56
                                                        =======      =======

         Diluted earnings per share                     $  0.51      $  0.54
                                                        =======      =======

         Average Basic Shares Outstanding                 7,791        7,703
         Average Diluted Shares Outstanding               7,965        8,124

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                 FIBERMARK, INC.
                           Consolidated Balance Sheets

                                 (In Thousands)

                                                                     Unaudited         Audited
                                                                     March 31,    December 31,
                                                                          1999            1998
                                                                     ---------       ---------
                                    ASSETS
Current assets:
         Cash                                                        $  26,294       $  33,804
         Accounts receivable                                            39,572          31,518
         Inventories                                                    49,441          48,517
         Other                                                             801             700
         Prepaid expense                                                   281             204
         Deferred income taxes                                           4,523           4,612
                                                                     ---------       ---------

                     Total current assets                              120,912         119,355

Property, plant and equipment, net                                     125,562         128,375
Goodwill, net                                                           48,729          49,692
Other intangible assets, net                                             8,150           8,383
Prepaid expense                                                          1,176           1,176
Other long-term assets                                                   1,322           1,433
Other pension assets                                                     2,817           2,817

                     Total assets                                    $ 308,668       $ 311,231
                                                                     =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion long-term debt                              $   3,598       $   3,598
         Accounts payable                                               14,925          16,484
         Accrued liabilities                                            19,606          15,670
         Accrued income taxes payable                                    1,805           1,440
         Accrued pension liabilities                                     1,565           1,572
                                                                     ---------       ---------

                     Total current liabilities                          41,499          38,764

Long term liabilities:
         Long  term debt, less current portion                         127,375         133,583
         Deferred gain                                                   8,736           9,166
         Deferred income taxes                                          12,374          12,655
         Other long-term liabilities                                    18,587          19,500
                                                                     ---------       ---------

                     Total long-term liabilities                       167,072         174,904
                                                                     ---------       ---------

                     Total liabilities                                 208,571         213,668

Stockholders' equity
         Common stock                                                        8               8
         Additional paid-in capital                                     76,691          76,554
         Retained earnings                                              25,088          21,034
         Accumulated other comprehensive income                         (1,690)            (33)
                                                                     ---------       ---------

                     Total stockholders' equity                        100,097          97,563
                                                                     ---------       ---------

                     Total liabilities and stockholders' equity      $ 308,668       $ 311,231
                                                                     =========       =========

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows

                                 (In Thousands)
                                    Unaudited

                                                                   THREE MONTHS ENDED MARCH 31
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
Cash flows from operating activities:
        Net income                                                   $  4,054       $  4,351
        Adjustments to reconcile net income to net cash
        provided by operating activities:
               Depreciation and amortization                            2,175          2,193
               Amortization of deferred gain                             (430)          (429)
               Changes in operating assets and liabilities:
                      Accounts receivable                              (9,007)        (4,259)
                      Inventories                                      (1,763)           274
                      Other                                              (175)          (114)
                      Accounts payable                                 (1,119)        (6,701)
                      Accrued pension and other liabilities             4,076          2,670
                      Prepaid expense
                      Other long-term liabilities                          61             66
                      Accrued income taxes payable                        365
                                                                     --------       --------

                      Net cash provided by operating activities        (1,763)        (1,949)

Cash flows used for investing activities:
        Additions to property, plant and equipment                     (1,827)        (3,663)
        Payments for businesses acquired (net of cash amount)                        (42,240)
        Debt issue costs                                                                (494)
        Acquisition costs                                                               (279)
        Deferred charge costs                                             (17)            (8)
        (Increase) decrease in other intangible assets                     22
                                                                     --------       --------

                      Net cash used in investing activities            (1,822)       (46,684)

Cash flows from financing activities:
        Proceeds from issuance of bank debt                                           29,552
        Proceeds from issuance of Gessner note                                         4,378
        Proceeds from issuance of common stock                                         2,628
        Proceeds from exercise of stock options                           137            132
        Increase in revolving credit line                                  29             --
        Payments on revolving credit line                                 (29)            --
        Repayment of senior term debt                                  (3,284)            --
                                                                     --------       --------

                      Net cash provided by financing activities        (3,147)        36,690

Effect of exchange rate changes on cash                                  (778)           (37)

                      Net decrease in cash                             (7,510)       (11,980)

Cash at beginning of period                                            33,804         37,275
                                                                     --------       --------

Cash at end of period                                                $ 26,294       $ 25,295

                  (The accompanying notes are an integral part
                   of the consolidated financial statements.)

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.    Basis of Presentation:

      The balance sheet as of March 31, 1999 and the statements of income and cash flows for the quarters ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the company's Annual Report on Form 10-K.

2.    Inventories:

      Inventories at March 31, 1999 and December 31, 1998 consisted of the following (000's):

                                                  (Unaudited)
                                                    03/31/99    12/31/98

                       Raw Material                   18,586      16,328
                       Work in Progress               12,879      11,928
                       Finished Goods                 14,463      16,681
                       Stores Inventory                1,810       1,671
                       Operating Supplies              1,703       1,909

                       Total Inventories              49,441      48,517

3.    Net Income Per Common Share:

      The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income is as follows:

                                                                ----------    ----------
                                                                  1 Qtr.        1 Qtr.
                                                                   1999          1998
                                                                ==========    ==========
      Numerator:
          Income available to common shareholders used
              in basic and diluted earnings per share ($000)    $    4,054    $    4,351
                                                                ----------    ----------
      Denominator:
          Denominator for basic earnings per share:
              Weighted average shares                            7,790,933     7,702,906
          Effect of dilutive securities:
              Fixed stock options                                  174,425       420,752
                                                                ----------    ----------

          Denominator for diluted earnings per share:
              Adjusted weighted average shares                   7,965,358     8,123,658

      Basic earnings per share                                  $     0.52    $     0.56

      Diluted earnings per share                                $     0.51    $     0.54

4.    Comprehensive Income:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           03/31/99    03/31/98
                                                           --------    --------
      Net Income                                            $ 4,054     $ 4,351

      Minimum pension liability adjustment
          net of tax benefit of $876 in 1999
          and $295 in 1998                                   (1,545)       (471)

          Currency translation adjustment                      (145)       (178)
                                                           --------    --------

      Total comprehensive income                            $ 2,364     $ 3,702

5.    Segment Information

The following table categorizes each market segment into the appropriate operating segment.

                                                                   (In Thousands)
                                                                                  Operating Segment
                                                     -------------------------------------------------------------------------------
                                                    FiberMark       Technical
                                                   Gessner and      and Office          Durable
                                                   Filter Media      Products         Specialties          Other             Total
                                                     --------         --------          --------          --------          --------
First Quarter 1999 net sales
             Market Segment
             Filter Media                              24,987                                                                 24,987
             Technical Specialties                      1,272           16,670                                                17,942
             Durable Specialties                        5,715                             14,054                              19,769
             Office Products                                            13,208                                                13,208
                                                     -------------------------------------------------------------------------------
                     Total                           $ 31,974         $ 29,878          $ 14,054          $   --            $ 75,906
                                                     ========         ========          ========          ========          ========

First Quarter 1998 net sales
             Market Segment
             Filter Media                              25,544                                                                 25,544
             Technical Specialties                      1,759           20,345                                                22,104
             Durable Specialties                        5,435                             13,699                              19,134
             Office Products                                            13,169                                                13,169
                                                     -------------------------------------------------------------------------------
                     Total                           $ 32,738         $ 33,514          $ 13,699          $   --            $ 79,951
                                                     ========         ========          ========          ========          ========

The following table details sales and selected financial data by operating segment.

                                                                   (In Thousands)

                                                    FiberMark       Technical
                                                   Gessner and      and Office          Durable
                                                   Filter Media      Products         Specialties          Other             Total
                                                     --------         --------          --------          --------          --------
First Quarter 1999

Net sales                                            $ 31,974         $ 29,878          $ 14,054          $     --          $ 75,906
Intersegment net sales                                                   1,118                              (1,118)               --
                                                     --------         --------          --------          --------          --------

Total net sales                                      $ 31,974         $ 30,996          $ 14,054          $ (1,118)         $ 75,906
                                                     ========         ========          ========          ========          ========

EBIT                                                 $  4,818         $  3,105          $  1,487                            $  9,410
                                                     ========         ========          ========          ========          ========

Depreciation & Amortization                          $    683         $    448          $    614          $     --          $  1,745

Total Assets                                         $100,590         $ 95,291          $ 60,146          $ 52,641          $308,668

First Quarter 1998

Net sales                                            $ 32,738         $ 33,514          $ 13,699          $     --          $ 79,951
Intersegment net sales                                                     118                47              (165)               --
                                                     --------         --------          --------          --------          --------

Total net sales                                      $ 32,738         $ 33,632          $ 13,746          $   (165)         $ 79,951
                                                     ========         ========          ========          ========          ========

EBIT                                                 $  5,098         $  3,298          $  1,699                            $ 10,095
                                                     ========         ========          ========          ========          ========

Depreciation & Amortization                          $    625         $    511          $    628          $     --          $  1,764

Total Assets                                         $ 92,146         $ 97,498          $ 57,841          $ 51,553          $299,038

(1)   Corporate assets not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

Net sales for the first quarter of 1999 were $75.9 million compared with $80.0 million for the first quarter of 1998, a 5.1% decrease. Sales in the FiberMark Gessner and filter media operating segment decreased by 2.4% to $32.0 million compared with $32.8 million in the first quarter of 1998. The technical and office products segment sales decreased by 11.0% to $29.8 million compared with $33.5 million for the same period in 1998. Sales in the durable specialties operating segment increased 2.9% to $14.1 million compared with $13.7 million for the first quarter of 1998.

Sales in the FiberMark Gessner and filter media segment were down from the first quarter of 1998 due to market softness in U.S. filter and European abrasives, partially offset by higher volume for filter media and tape base materials in Europe. The decrease in the technical and office products segment reflects pockets of short-term market softness and lower book cover sales due to a customer bringing manufacturing in-house.

Gross margin for the quarter was 20.1% compared with 19.6% for last year. This improvement was achieved in spite of a lower sales volume and a higher level of production trial expenses related to product transfers. It was fueled primarily by lower fiber prices, good manufacturing efficiencies and lower fixed costs related to the closure of our Beaver Falls, NY facility.

General and administrative expenses at $5.8 million for the quarter were up slightly from last year's level of $5.5 million.

Interest expense at $2.5 million for the quarter was comparable with last year's level of $2.6 million.

The effective income tax rate was 41.3% compared with 42.3% for the first quarter of 1998.

Net income for the first quarter of this year was $4.1 million, or $.51 per share, compared with last year's level of $4.4 million, or $.54 per share.

Liquidity and Capital Resources

As of March 31, 1999, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $20.0 million revolving credit facility as of March 31, 1999. As of such date, no advances were outstanding under such credit facility. Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of March 31, 1999, Gessner had a secured term loan of $27.7 million with Bayerische Bank. The remaining loan balance amortizes over six years with interest rates ranging from 6.1% to 7.0%. As of this same date, Gessner had an unsecured term loan of $3.3 million with the previous owner. The remaining loan balance amortizes over two years and has a fixed interest rate of 5%. As of March 31, 1999, Gessner also has a $8.3 million line of credit and a $8.3 million capital spending facility with Bayerische Vereinsbank. As of such date no advances were outstanding under these facilities.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the three months ended March 31, cash flows from operating activities were ($1.8) million in 1999 and ($1.9) million for 1998. During these periods, additions to property, plant and equipment totaled $1.8 million and $3.7 million in 1998 respectively. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

On March 31, 1999 the company agreed to repurchase up to 1 million shares of its common stock, which represents 13% of the shares outstanding. Stock repurchases may be made periodically in both open market or private transactions. The extent and timing of these transactions will depend on market conditions and other corporate considerations. As of March 31, the company had a total of 7,798,822 shares of common stock outstanding.

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

New Accounting Pronouncement

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The impact on the company was immaterial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FiberMark, Inc.

Date: May 14, 1999                        /s/ Bruce Moore
                                          ---------------------------
                                          Bruce Moore, Vice President and
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)