Form 10-Q
period 1999-06-30
FIBERMARK INC
filed 1999-08-13
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1999 or

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

                               161 WELLINGTON ROAD
                                  P.O. BOX 498
                           BRATTLEBORO, VERMONT 05302
                                 (802) 257-0365

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

                              Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                          Outstanding
         Common Stock                                   June 30, 1999
         $.001 par value                                7,715,485

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
ITEM 1.      Financial Statements:

             Consolidated Statements of Income                                3
                   Three Months and Six Months Ended
                   June 30, 1999 and 1998

             Consolidated Balance Sheets                                      4
                   June 30, 1999 and December 31, 1998

             Consolidated Statements of Cash Flows                            5
                   Six Months Ended
                   June 30, 1999 and 1998

             Notes To Financial Statements                                  6-9

ITEM 2.      Management's Discussion and Analysis of Financial            10-14
                   Condition and Results of Operations

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk      13

                           PART II. OTHER INFORMATION

ITEM 5.      Other Information                                               14

ITEM 6.      Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

                                 FIBERMARK, INC.
                        Consolidated Statements of Income
            Three Months and Six Months Ended June 30, 1999 and 1998

                    (In thousands, except per share amounts)
                                    Unaudited

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                          1999               1998          1999             1998
                                                      --------           --------      --------         --------
Net sales                                             $ 75,982           $ 78,591      $151,888         $158,542

Cost of sales                                           60,383             63,824       121,013          128,099
                                                      --------           --------      --------         --------

             Gross profit                               15,599             14,767        30,875           30,443

Selling, general and administrative expenses             5,696              5,665        11,460           11,184
                                                      --------           --------      --------         --------

             Income from operations                      9,903              9,102        19,415           19,259

Other (income) expense, net                                 80                 53           182              115

Interest expense                                         2,723              2,582         5,229            5,136
                                                      --------           --------      --------         --------

             Income before income taxes                  7,100              6,467        14,004           14,008

Income tax expense                                       2,890              2,716         5,740            5,906
                                                      --------           --------      --------         --------

             Net income                               $  4,210           $  3,751      $  8,264         $  8,102
                                                      ========           ========      ========         ========

             Basic earnings per share                 $   0.54           $   0.48      $   1.07         $   1.05
                                                      ========           ========      ========         ========

             Diluted earnings per share               $   0.53           $   0.46      $   1.04         $   1.00
                                                      ========           ========      ========         ========

             Average Basic Shares Outstanding            7,727              7,751         7,759            7,727

             Average Diluted Shares Outstanding          7,925              8,096         7,946            8,100

                (The accompany notes are an integral part of the
                       consolidated financial statements.)

                                 FIBERMARK, INC.
                           Consolidated Balance Sheets

                                 (In Thousands)

                                                                     Unaudited         Audited
                                                                      June 30,    December 31,
                                                                          1999            1998
                                                                     ---------    ------------
                                    ASSETS

Current assets:
         Cash                                                        $  27,634       $  33,804
         Accounts receivable                                            38,493          31,518
         Inventories                                                    47,876          48,517
         Other                                                             869             700
         Prepaid expense                                                   307             204
         Deferred income taxes                                           4,477           4,612
                                                                     ---------       ---------

                     Total current assets                              119,656         119,355

Property, plant and equipment, net                                     126,688         128,375
Goodwill, net                                                           48,008          49,692
Other intangible assets, net                                             8,027           8,383
Prepaid expense                                                          1,226           1,176
Other long-term assets                                                   1,276           1,433
Other pension assets                                                     2,817           2,817

                     TOTAL ASSETS                                    $ 307,698       $ 311,231
                                                                     =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion long-term debt                              $   3,171       $   3,598
         Accounts payable                                               14,381          16,484
         Accrued liabilities                                            16,855          15,670
         Accrued income taxes payable                                    2,262           1,440
         Accrued pension liabilities                                       985           1,572
                                                                     ---------       ---------

                     TOTAL CURRENT LIABILITIES                          37,654          38,764

Long term liabilities:
         Long  term debt, less current portion                         129,072         133,583
         Deferred gain                                                   8,307           9,166
         Deferred income taxes                                          12,226          12,655
         Other long-term liabilities                                    18,131          19,500
                                                                     ---------       ---------

                     Total long-term liabilities                       167,736         174,904
                                                                     ---------       ---------

                     Total liabilities                                 205,390         213,668

Stockholders' Equity
         Common stock                                                        8               8
         Additional paid-in capital                                     75,697          76,554
         Retained earnings                                              29,298          21,034
         Accumulated other comprehensive income                         (2,695)            (33)
                                                                     ---------       ---------

                     Total stockholders' equity                        102,308          97,563
                                                                     ---------       ---------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 307,698       $ 311,231
                                                                     =========       =========

              (The accompanying notes are an integral paart of the
                       consolidated financial statements.)

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows

                                 (In Thousands)
                                    Unaudited

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                1999              1998
                                                                             -------           -------
Cash flows from operating activities:
        Net income                                                             8,264             8,102
        Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                                    4,317             4,451
              Amortization of deferred gain                                     (859)             (860)
              Changes in operating assets and liabilities:
                     Accounts receivable                                      (8,469)           (3,740)
                     Inventories                                                (626)              564
                     Other                                                      (193)             (716)
                     Accounts payable                                         (1,433)           (8,131)
                     Accrued pension and other liabilities                       762             1,239
                     Prepaid expense                                            (153)
                     Other long-term liabilities                                 120            (2,369)
                     Accrued income taxes payable                                822
                                                                             -------           -------

                     Net cash provided by (used in) operating activities       2,552            (1,460)

Cash flows used for investing activities:
        Additions to property, plant and equipment                            (6,071)           (6,364)
        Payments for businesses acquired (net of cash amount)                                  (43,275)
        Debt issue costs                                                                          (514)
        Acquisition costs                                                                          (88)
        Deferred charge costs                                                    (80)              (32)
        (Increase) decrease in other intangible assets                            29
                                                                             -------           -------

                     Net cash used in investing activities                    (6,122)          (50,273)

Cash flows from financing activities:
        Proceeds from issuance of bank debt                                                     29,552
        Proceeds from issuance of Gessner note                                                   4,378
        Proceeds from issuance of common stock                                                   2,628
        Proceeds from exercise of stock options                                  156               399
        Stock Buyback                                                         (1,013)
        Increase in revolving credit line                                        105              --
        Payments on revolving credit line                                       (105)             --
        Borrowing of senior term debt                                          2,736
        Repayment of senior term debt                                         (3,284)             --
                                                                             -------           -------

                     Net cash (used in) provided by financing activities      (1,405)           36,957

Effect of exchange rate changes on cash                                       (1,195)               49

                     Net decrease in cash                                     (6,170)          (14,727)

Cash at beginning of period                                                   33,804            37,275
                                                                             -------           -------

Cash at end of period                                                         27,634            22,548

               (The accompanying notes are an integral part of the
                       consolidated financial statements.)

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The balance sheet as of June 30, 1999 and the statements of income and cash flows for the periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.   INVENTORIES:

     Inventories at June 30, 1999 and December 31, 1998 consisted of the following (000's):

                                                (Unaudited)
                                                   06/30/99          12/31/98
                         Raw Material                15,781            16,328
                         Work in Progress            13,329            11,928
                         Finished Goods              15,165            16,681
                         Stores Inventory             1,936             1,671
                         Operating Supplies           1,665             1,909

                         TOTAL INVENTORIES           47,876            48,517

3.   NET INCOME PER COMMON SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income is as follows:

                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               -----------------------------      -----------------------------
                                                                   6/30/99           6/30/98          6/30/99           6/30/98
                                                               -----------       -----------      -----------       -----------
Numerator:
       Income available to common shareholders used
           in basic and diluted earnings per share ($000)      $     4,210       $     3,751      $     8,264       $     8,102
                                                               -----------       -----------      -----------       -----------
Denominator:
       Denominator for basic earnings per share:
           Weighted average shares                               7,727,122         7,750,913        7,758,851         7,727,042

       Effect of dilutive securities:
           Fixed stock options                                     197,673           345,059          186,735           372,534
                                                               -----------       -----------      -----------       -----------

       Denominator for diluted earnings per share:
           Adjusted weighted average shares                      7,924,795         8,095,972        7,945,586         8,099,576

Basic earnings per share                                       $      0.54       $      0.48      $      1.07       $      1.05

Diluted earnings per share                                     $      0.53       $      0.46      $      1.04       $      1.00

4.   COMPREHENSIVE INCOME:

                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               -----------------------------      -----------------------------
                                                                   6/30/99           6/30/98          6/30/99           6/30/98
                                                               -----------       -----------      -----------       -----------
Net Income                                                     $     4,210       $     3,751      $     8,264       $     8,102

Minimum pension liability adjustment
       net of tax benefit                                               54                 0               82                 0

       Currency translation adjustment                              (1,059)              329           (2,744)              151
                                                               -----------       -----------      -----------       -----------

Total comprehensive income                                     $     3,205       $     4,080      $     5,602       $     8,253
                                                               ===========       ===========      ===========       ===========

5.   Segment Information:

The following table categorizes each market segment into the appropriate operating segment:

                                                        (In Thousands)
                                                       Operating Segment
                               ----------------------------------------------------------------
                                Fibermark   Technical
3 months ended June 30, 1999   Gessner and  and Office      Durable
Net sales                      Filter Media  Products     Specialties     Other        Total
                               ------------ -----------   -----------  -----------  -----------
          Market Segment
          --------------
          Filter Media             23,117        1,459                                  24,576
          Technical Specialties     1,575       14,084                                  15,659
          Durable Specialties       6,248                    16,710                     22,958
          Office Products                       12,789                                  12,789
                               -----------  -----------   ----------   -----------  -----------

                   Total         $ 30,940     $ 28,332     $ 16,710     $       -    $  75,982
                               ===========  ===========   ==========   ===========  ===========


3 months ended June 30, 1998
Net sales
          Market Segment
          --------------
          Filter Media             23,841        1,306                                  25,147
          Technical Specialties     2,444       17,914                                  20,358
          Durable Specialties       5,406                    15,325                     20,731
          Office Products                       12,355                                  12,355
                               -----------  -----------   ----------   -----------  -----------

                   Total         $ 31,691     $ 31,575     $ 15,325     $       -    $  78,591
                               ===========  ===========   ==========   ===========  ===========

                                                        (In Thousands)
                                                       Operating Segment
                               ----------------------------------------------------------------
                                Fibermark   Technical
6 months ended June 30, 1999   Gessner and  and Office      Durable
Net sales                      Filter Media  Products     Specialties     Other        Total
                               ------------ -----------   -----------  -----------  -----------
          Market Segment
          --------------
          Filter Media             48,104        2,643                                  50,747
          Technical Specialties     2,847       29,570                                  32,417
          Durable Specialties      11,963                    30,764                     42,727
          Office Products                       25,997                                  25,997
                               -----------  -----------   ----------   -----------  -----------

                   Total         $ 62,914     $ 58,210     $ 30,764     $       -    $ 151,888
                               ===========  ===========   ==========   ===========  ===========


6 months ended June 30, 1998
Net sales
          Market Segment
          --------------
          Filter Media             49,385        2,384                                  51,769
          Technical Specialties     4,203       37,312                                  41,515
          Durable Specialties      10,841                    29,024                     39,865
          Office Products                       25,393                                  25,393
                               -----------  -----------   ----------   -----------  -----------

                   Total         $ 64,429     $ 65,089     $ 29,024     $       -    $ 158,542
                               ===========  ===========   ==========   ===========  ===========

The following table details selected financial data by operating segment:

                                                        (In Thousands)
                                                       Operating Segment
                               ----------------------------------------------------------------
                                Fibermark   Technical
                               Gessner and  and Office      Durable
3 months ended June 30, 1999   Filter Media  Products     Specialties     Other        Total
----------------------------   ------------ -----------   -----------  -----------  -----------
Net sales                        $ 30,940     $ 28,332     $  16,710                 $  75,982
Intersegment net sales                 24        1,084           123       (1,231)           -
                               -----------  -----------   -----------  -----------  -----------

Total net sales                  $ 30,964     $ 29,416     $  16,833    $  (1,231)   $  75,982
                               ===========  ===========   ===========  ===========  ===========

EBIT                             $  4,151     $  2,940     $   2,732                 $   9,823
                               ===========  ===========   ===========  ===========  ===========

Depreciation and Amortization    $    667     $    457     $     592                 $   1,716

Total Assets                     $102,602     $ 95,593     $  59,273    $  50,230(1) $ 307,698


3 months ended June 30, 1998
----------------------------

Net sales                        $ 31,691     $ 31,575     $  15,325                 $  78,591
Intersegment net sales                             207           103         (310)           -
                               -----------  -----------   -----------  -----------  -----------

Total net sales                  $ 31,691     $ 31,782     $  15,428    $    (310)   $  78,591
                               ===========  ===========   ===========  ===========  ===========

EBIT                             $  3,812     $  2,698     $   2,539                 $   9,049
                               ===========  ===========   ===========  ===========  ===========

Depreciation and Amortization    $    624     $    516     $     631                 $   1,771

Total Assets                     $ 96,337     $ 99,344     $  58,556    $  44,368(1) $ 298,605

                                                        (In Thousands)
                                                       Operating Segment
                               ----------------------------------------------------------------
                                Fibermark   Technical
                               Gessner and  and Office      Durable
6 months ended June 30, 1999   Filter Media  Products     Specialties     Other        Total
----------------------------   ------------ -----------   -----------  -----------  -----------
Net sales                        $ 62,914     $ 58,210     $  30,764                 $ 151,888
Intersegment net sales                 24        2,202           123       (2,349)           -
                               -----------  -----------   -----------  -----------  -----------

Total net sales                  $ 62,938     $ 60,412     $  30,887    $  (2,349)   $ 151,888
                               ===========  ===========   ===========  ===========  ===========

EBIT                             $  8,969     $  6,047     $   4,217                 $  19,233
                               ===========  ===========   ===========  ===========  ===========

Depreciation and Amortization    $  1,352     $    902     $   1,210                 $   3,464

Total Assets                     $102,602     $ 95,593     $  59,273    $  50,230(1) $ 307,698


6 months ended June 30, 1998
----------------------------

Net sales                        $ 64,429     $ 65,089     $  29,024                 $ 158,542
Intersegment net sales                             325           150         (475)           -
                               -----------  -----------   -----------  -----------  -----------

Total net sales                  $ 64,429     $ 65,414     $  29,174    $    (475)   $ 158,542
                               ===========  ===========   ===========  ===========  ===========

EBIT                             $  8,910     $  5,996     $   4,238                 $  19,144
                               ===========  ===========   ===========  ===========  ===========

Depreciation and Amortization    $  1,238     $  1,012     $   1,222                 $   3,472

Total Assets                     $ 96,337     $ 99,344     $  58,556    $  44,368(1) $ 298,605

(1) Corporate assets not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

Net sales for the second quarter of 1999 were $76.0 million compared with $78.6 million for the second quarter of 1998, a 3.3% decrease. Sales in the FiberMark Gessner and filter media operating segment decreased by 2.2% to $31.0 million compared with $31.7 million in the second quarter of 1998. The technical and office products operating segment sales decreased by 10.4% to $28.3 million compared with $31.6 million for the same period in 1998. Sales in the durable specialties operating segment increased by 9.2% to $16.7 million compared with $15.3 million for the second quarter of 1998.

Sales in the FiberMark Gessner and filter media segment were down slightly from the second quarter 1998 due to market softness in filter media in the U.S, and abrasive materials in Europe, partially offset by higher volume for filter media and tape base materials in Europe. The decrease in the technical and office products segment were primarily due to reduced book cover volume after a customer brought manufacturing in-house, as previously disclosed. The company also experienced some softness in our abrasive and printing grade product lines, offset somewhat by incremental business gains in office products. The increase in durable specialties reflects market strength, a mild resurgence in sales in the Far East and successful business development efforts in masking tape base.

Gross margin for the quarter was 20.5% compared with 18.8% for last year. This improvement was achieved in spite of a lower sales volume and a higher level of production trial expenses related to product transfers. It was fueled primarily by lower fiber prices, good manufacturing efficiencies and lower fixed costs related to the closure of our Beaver Falls, NY facility.

General and administrative expenses at $5.7 million for the quarter were comparable with last year's level of $5.7 million.

Interest expense at $2.7 million for the quarter was comparable with last year's level of $2.6 million.

The effective income tax rate was 40.7% compared with 42.0% for the second quarter of 1998.

Net income for the second quarter of this year was $4.2 million, or $.53 per share, compared with last year's level of $3.8 million, or $.46 per share.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

Net sales for the first six months of 1999 were $151.9 million compared with $158.5 million for the first six months of 1998, a 4.2% decrease. Sales in the FiberMark Gessner and filter media operating segment decreased by 2.3% to $62.9 million compared with $64.4 million in the first six months of 1998. The technical and office products operating segment sales decreased by 10.6% to $58.2 million compared with $65.1 million for the same period in 1998. Sales in the durable specialties operating segment increased by 6.2% to $30.8 million compared with $29.0 million for the first half of 1998.

Sales in the FiberMark Gessner and filter media segment were down slightly from the first six months of 1998 due to market softness in filter media in the U.S, and abrasive materials in Europe, partially offset by higher volume for filter media and tape base materials in Europe. The decrease in the technical and office products segment were primarily due to reduced book cover volume after a customer brought manufacturing in-house, as previously disclosed. The company also experienced some pockets of softness, particularly in our abrasive and printing grade product lines, offset somewhat by incremental business gains in office products. The increase in durable specialties reflects market strength, a mild resurgence in sales in the Far East and successful business development efforts in masking tape base.

Gross margin for the first half of 1999 was 20.3% compared with 19.2% for last year. This improvement was achieved in spite of a lower sales volume and a higher level of production trial expenses related to product transfers. It was fueled primarily by lower fiber prices, good manufacturing efficiencies and lower fixed costs related to the closure of our Beaver Falls, NY facility.

General and administrative expenses at $11.5 million for the first half of 1999 were up slightly from last year's level of $11.2 million.

Interest expense at $5.2 million for the first half of 1999 was comparable with last year's level of $5.1 million.

The effective income tax rate for the first half of 1999 was 41.0% compared with 42.2% for the first half of 1998.

Net income for the first half of 1999 was $8.3 million, or $1.04 per share, compared with last year's level of $8.1 million, or $1.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $20.0 million revolving credit facility as of June 30, 1999. As of such date, no advances were outstanding under such credit facility. Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of June 30, 1999, Gessner had a secured term loan of $26.4 million with Bayerische Bank. The remaining loan balance amortizes over six years with interest rates ranging from 6.1% to 7.0%. As of this same date, Gessner had an unsecured term loan of $3.2 million with the previous owner. The remaining loan balance amortizes over two years and has a fixed interest rate of 5%. As of June 30, 1999, Gessner had a $7.9 million line of credit with Bayerische Vereinsbank. As of such date no advances were outstanding under the line of credit. As of June 30, 1999, Gessner also had a capital spending facility with Bayerische Vereinsbank. Under this facility $2.6 million had been advanced, with a remaining balance of $5.3 million.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the six months ended June 30, cash flows from operating activities were $2.6 million in 1999 and ($1.5) million for 1998. During these periods, additions to property, plant and equipment totaled $6.1 million and $6.4 million in 1998 respectively. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

On March 31, 1999 the company agreed to repurchase up to 1 million shares of its common stock, which represented 13% of the shares outstanding at that time. Stock repurchases may be made periodically in both open market or private transactions. The extent and timing of these transactions will depend on market conditions and other corporate considerations. As of June 30, 1999, share repurchases totaled 85,400. As of June 30, the company had a total of 7,715,485 shares of common stock outstanding.

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

YEAR 2000

READINESS

The company expects to complete Year 2000 compliance by the end of the third quarter or early fourth quarter of 1999. The majority of our systems are already compliant due to implementation of new integrated information systems. In terms of hardware, management believes the company's inventory of equipment is also compliant. Internal process systems are largely compliant, and should be fully compliant by early in the fourth quarter.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FiberMark, Inc.


Date: August 12, 1999

                                                     /s/ Bruce Moore
                                            -----------------------------------
                                            Bruce Moore, Vice President and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)