Form 10-Q
period 1999-09-30
FIBERMARK INC
filed 1999-11-15
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
----------
    X       Quarterly Report pursuant to Section 13 or 15 (d) of the
----------  Securities Exchange Act of 1934

For the quarterly period ended            SEPTEMBER 30, 1999         or
                               -------------------------------------


----------
            Transition report pursuant to Section 13 or 15 (d) of the ---------- Securities Exchange Act of 1934


For the transition period from ____________ to ____________

Commission file number   0-20231
                        ---------

                                 FIBERMARK, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            82-0429330
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

                Yes    X                         No
                    -------                         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                       Outstanding
         Common Stock                                September 30, 1999
         $.001 par value                             7,745,083

                                 FIBERMARK, INC.
                                      INDEX

                        PART I. FINANCIAL INFORMATION
                                                                          PAGE
ITEM 1.     Financial Statements:

            Consolidated Statements of Income                                3
                  Three Months and Nine Months Ended
                  September 30, 1999 and 1998

            Consolidated Balance Sheets                                      4
                  September 30, 1999 and December 31, 1998

            Consolidated Statements of Cash Flows                            5
                  Nine Months Ended
                  September 30, 1999 and 1998

            Notes To Financial Statements                                  6-9


ITEM 2.     Management's Discussion and Analysis of Financial            10-14
                  Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk      14



                          PART II. OTHER INFORMATION

ITEM 5.     Other Information                                               14

ITEM 6.     Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                  15

                                 FIBERMARK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 1999 and 1998

                    (In thousands, except per share amounts)
                                    Unaudited


                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                            --------------------------------       -------------------------------
                                                                1999                1998               1999               1998
                                                             ----------          ----------         ----------         ----------
Net sales                                                    $   81,866          $   73,150         $  233,754         $  231,692

Cost of sales                                                    68,035              59,767            189,048            187,866
                                                             ----------          ----------         ----------         ----------

              Gross profit                                       13,831              13,383             44,706             43,826

Selling, general and administrative expenses                      6,498               5,369             17,958             16,553
Facility closure expense                                          7,230                  --              7,230                 --
                                                             ----------          ----------         ----------         ----------

              Income from operations                                103               8,014             19,518             27,273


Other (income) expense, net                                          (3)                 68                179                183

Interest expense                                                  2,502               2,682              7,731              7,818
                                                             ----------          ----------         ----------         ----------

              Income (loss) before income taxes                  (2,396)              5,264             11,608             19,272

Income tax expense (benefit)                                       (863)              1,946              4,877              7,852
                                                             ----------          ----------         ----------         ----------

              Net income (loss)                              $   (1,533)         $    3,318         $    6,731         $   11,420
                                                             ==========          ==========         ==========         ==========

              Basic earnings (loss) per share                $    (0.20)         $     0.43         $     0.87         $     1.48
                                                             ==========          ==========         ==========         ==========

              Diluted earnings (loss) per share              $    (0.19)         $     0.41         $     0.85         $     1.41
                                                             ==========          ==========         ==========         ==========

              Average basic shares outstanding                    7,720               7,773              7,746              7,742
              Average diluted shares outstanding                  7,910               7,996              7,934              8,079

              (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                                 FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                                                     Unaudited              Audited
                                                                                                  September 30,        December 31,
                                                                                                           1999                1998
                                                                                                  -------------       --------------
                                    ASSETS
Current assets:
         Cash                                                                                     $       8,809       $      33,804
         Accounts receivable                                                                             44,208              31,518
         Inventories                                                                                     51,281              48,517
         Other                                                                                            1,209                 700
         Prepaid expense                                                                                     --                 204
         Deferred income taxes                                                                            4,511               4,612
                                                                                                  -------------       -------------

                     Total current assets                                                               110,018             119,355

Property, plant and equipment, net                                                                      166,831             128,375
Goodwill, net                                                                                            54,784              49,692
Other intangible assets, net                                                                              7,820               8,383
Prepaid expense                                                                                              --               1,176
Other long-term assets                                                                                    1,320               1,433
Other pension assets                                                                                      3,193               2,817
                                                                                                  -------------       -------------

                     TOTAL ASSETS                                                                 $     343,966       $     311,231
                                                                                                  =============       =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion long-term debt                                                           $       7,108       $       3,598
         Accounts payable                                                                                18,876              16,484
         Accrued liabilities                                                                             25,820              18,682
                                                                                                  -------------       -------------
                     Total current liabilities                                                           51,804              38,764

Long term liabilities:
         Long  term debt, less current portion                                                          155,715             133,583
         Deferred gain                                                                                       --               9,166
         Deferred income taxes                                                                            9,552              12,655
         Other long-term liabilities                                                                     24,894              19,500
                                                                                                  -------------       -------------

                     Total long-term liabilities                                                        190,161             174,904
                                                                                                  -------------       -------------

                     Total liabilities                                                                  241,965             213,668

Stockholders' Equity
         Common stock                                                                                         8                   8
         Additional paid-in capital                                                                      75,945              76,554
         Retained earnings                                                                               27,765              21,034
         Accumulated other comprehensive income (loss)                                                   (1,717)                (33)
                                                                                                  -------------       -------------

                     Total stockholders' equity                                                         102,001              97,563
                                                                                                  -------------       -------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     343,966       $     311,231
                                                                                                  =============       =============

              (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                                 FIBERMARK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                    Unaudited

                                                                                                   Nine Months Ended September 30,
                                                                                                 -----------------------------------
                                                                                                       1999                 1998
                                                                                                 -------------        -------------
Cash flows from operating activities:
        Net income                                                                                       6,731               11,420
        Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                                                              6,630                6,531
              Amortization of deferred gain                                                             (1,289)              (1,289)
              Loss on closure of facility                                                                7,230                   --
              Changes in operating assets and liabilities:
                    Accounts receivable                                                                (12,147)              (3,428)
                    Inventories                                                                            612                1,052
                    Other                                                                                  609                  562
                    Accounts payable                                                                     1,872               (8,288)
                    Accrued pension and other liabilities                                                3,859                3,653
                    Other long-term liabilities                                                         (2,607)              (2,003)
                                                                                                 -------------        -------------

                    Net cash provided by operating activities                                           11,500                8,210

Cash flows used for investing activities:
        Additions to property, plant and equipment                                                     (41,295)             (10,190)
        Payments for businesses acquired (net of cash amount)                                          (22,147)             (43,275)
        Acquisition costs                                                                                 (193)                (176)
        Deferred charge costs                                                                               --                  (69)
        (Increase) decrease in other intangible assets                                                      61                   --
                                                                                                 -------------        -------------

                    Net cash used in investing activities                                              (63,574)             (53,710)

Cash flows from financing activities:
        Proceeds from issuance of bank debt                                                                 --               29,552
        Proceeds from issuance of Gessner note                                                              --                4,378
        Debt issue costs                                                                                    --                 (525)
        Proceeds from issuance of common stock                                                              --                2,628
        Proceeds from exercise of stock options                                                            404                  428
        Cost of stock offering                                                                              --                 (511)
        Stock buyback                                                                                   (1,013)                  --
        Increase in revolving credit line                                                               30,881                   --
        Payments on revolving credit line                                                              (17,000)                  --
        Borrowing of senior term debt                                                                   16,194                   --
        Repayment of senior term debt                                                                   (1,098)                  --
                                                                                                 -------------        -------------

                    Net cash provided by financing activities                                           28,368               35,950

Effect of exchange rate changes on cash                                                                 (1,289)                 376

                    Net decrease in cash                                                               (24,995)              (9,174)

Cash at beginning of period                                                                             33,804               37,275
                                                                                                 -------------        -------------

Cash at end of period                                                                            $       8,809        $      28,101
                                                                                                 =============        =============

               (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

     The balance sheet as of September 30, 1999 and the statements of income and cash flows for the periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.   INVENTORIES:

     Inventories at September 30, 1999 and December 31, 1998 consisted of the following (000's):

                                               (Unaudited)
                                                   9/30/99            12/31/98

     Raw Material                                   15,747              16,328
     Work in Progress                               15,375              11,928
     Finished Goods                                 16,904              16,681
     Stores Inventory                                2,096               1,671
     Operating Supplies                              1,159               1,909
                                          -----------------      --------------

     TOTAL INVENTORIES                              51,281              48,517
                                          =================      ==============

3.   ACQUISITION:

     Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH for a purchase price of $22.1 million. FiberMark Lahnstein manufactures specialty papers and nonwoven materials. The operation's coating substrates are used for wallcoverings, security papers, self-adhesive labels and flooring overlay; printing substrates for graphic arts applications, specialty tags and labels; and disposable nonwovens for medical products and tablecloths. This acquisition was financed with $6.9 million of cash reserves along with borrowings under a DM28.5 ($15.2) million bank facility with Bayerische Vereinsbank. The acquisition is accounted for as a purchase and results in approximately 7.0 million in goodwill. Goodwill is being amortized on a straight-line basis over thirty years.

4.       DEFERRED GAIN AND SALE LEASEBACK:

     On September 30, 1999, the company terminated the sale/leaseback facility with The CIT Group, and repurchased the assets at its Brattleboro mill. Concurrently, the company expanded its revolving credit facility with CIT from $20.0 million to $50.0 million. On an annualized basis, this transaction will reduce lease expense by $4.5 million and increase depreciation expense by $1.2 million. Due to this cost structure reduction, inventory valuation was reduced by $.8 million.

5.       FACILITY CLOSURE:

     On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey facility and to consolidate operations from the neighboring Hughesville, New Jersey mill. The company plans to cease operations at Hughesville by December 31, 2000, and the book value of the mill has been written down accordingly. The company recorded a $7.2 million pre-tax charge related to the closure of this facility in the third quarter of 1999.

6.       NET INCOME (LOSS) PER COMMON SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income follows:



                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      ----------------------------     ----------------------------
                                                                        9/30/99          9/30/98         9/30/99          9/30/98
                                                                      -----------      -----------     -----------      -----------
Numerator:

       Income (loss) available to common shareholders used in

       basic and diluted earnings per share ($000)                    $  (1,533)       $   3,318       $  6,731         $ 11,420
                                                                      -----------      -----------     -----------      -----------

Denominator:

       Denominator for basic earnings (loss) per share:

           Weighted average shares                                    7,719,654        7,772,895      7,745,640        7,742,493

       Effect of dilutive securities:

           Fixed stock options                                          190,079          222,956        188,176          336,995
                                                                      -----------      -----------     -----------      -----------

       Denominator for diluted earnings (loss) per share:

           Adjusted weighted average shares                           7,909,733        7,995,851       7,933,816        8,079,488
                                                                      ===========      ===========     ===========      ===========

Basic earnings (loss) per share                                       $   (0.20)       $    0.43      $    0.87        $    1.48

Diluted earnings (loss) per share                                     $   (0.19)       $    0.41      $    0.85        $    1.41

7. COMPREHENSIVE INCOME (LOSS):



                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      ----------------------------     ----------------------------
                                                                         9/30/99          9/30/98         9/30/99          9/30/98
                                                                      -----------      -----------     -----------      -----------
Net Income (loss)                                                     $  (1,533)       $    3,318      $    6,731       $   11,420

Minimum pension liability adjustment

       net of tax benefit                                                    54                 0              82                0

       Currency translation adjustment                                      924             1,435          (1,766)           1,586
                                                                      -----------      -----------     -----------      -----------

Total comprehensive income (loss)                                     $    (555)       $    4,753      $    5,047       $   13,006
                                                                      ===========      ===========     ===========      ===========

8.  SEGMENT INFORMATION:

The following table categorizes net sales in each market segment into the appropriate operating segment:

                                                                                         (In Thousands)
                                                                                        Operating Segment
                                                           ------------------------------------------------------------------------
                                                                             Technical
3 months ended September  30, 1999                          German Oper.      & Office       Durable
Net sales                                                  & Filter Media     Products     Specialties       Other          Total
                                                           --------------    ---------     -----------     ----------     ----------
             MARKET SEGMENT
             Filter Media                                         22,437          1,360                                       23,797
             Technical Specialties                                 8,207         14,338                                       22,545
             Durable Specialties                                   5,674                        16,505                        22,179
             Office Products                                                     13,345                                       13,345
                                                             -----------    -----------    -----------    -----------    -----------

                          Total                              $    36,318    $    29,043    $    16,505    $        --    $    81,866
                                                             ===========    ===========    ===========    ===========    ===========

3 months ended September  30, 1998
Net sales
MARKET SEGMENT
Filter Media                                                      21,939          1,493                                       23,432
Technical Specialties                                              2,309         17,198                                       19,507
Durable Specialties                                                4,636                        12,583                        17,219
Office Products                                                                  12,992                                       12,992
                                                             -----------    -----------    -----------    -----------    -----------

             Total                                           $    28,884    $    31,683    $    12,583    $         -    $    73,150
                                                             ===========    ===========    ===========    ===========    ===========


                                                                                          (In Thousands)
                                                                                        Operating Segment
                                                           ------------------------------------------------------------------------
                                                                             Technical
9 months ended September 30, 1999                           German Oper.      & Office       Durable
Net sales                                                  & Filter Media     Products     Specialties       Other          Total
                                                           --------------    ---------     -----------     ----------     ---------
MARKET SEGMENT
Filter Media                                                      70,541          4,003                                       74,544
Technical Specialties                                             11,054         43,908                                       54,962
Durable Specialties                                               17,637                        47,269                        64,906
Office Products                                                                  39,342                                       39,342
                                                             -----------    -----------    -----------    -----------    -----------

             Total                                           $    99,232    $    87,253    $    47,269    $         -    $   233,754
                                                             ===========    ===========    ===========    ===========    ===========

9 months ended September 30, 1998
Net sales
MARKET SEGMENT
Filter Media                                                      71,324          3,877                                       75,201
Technical Specialties                                              6,512         54,510                                       61,022
Durable Specialties                                               15,477                        41,607                        57,084
Office Products                                                                  38,385                                       38,385
                                                             -----------    -----------    -----------    -----------    -----------

             Total                                           $    93,313    $    96,772    $    41,607    $         -    $   231,692
                                                             ===========    ===========    ===========    ===========    ===========

The following table details selected financial data by operating segment:

                                                                                         (In Thousands)
                                                                                       Operating Segment
                                                          -------------------------------------------------------------  -----------
                                                                            Technical
                                                           German Oper.      & Office       Durable
3 MONTHS ENDED SEPTEMBER 30, 1999                         & Filter Media     Products     Specialties       Other            Total
---------------------------------                         --------------    ---------     -----------     ----------       ---------
Net sales                                                  $    36,318    $    29,043    $    16,505                     $    81,866
Inter-segment net sales                                                           810                          (810)            --
                                                           -----------    -----------    -----------    -----------      -----------

Total net sales                                            $    36,318    $    29,853    $    16,505    $      (810)     $    81,866
                                                           ===========    ===========    ===========    ===========      ===========

EBIT                                                       $     2,852    $     3,048    $     2,453    $    (8,247)(1)  $       106
                                                           ===========    ===========    ===========    ===========      ===========

Depreciation and amortization                              $       830    $       478    $       569                     $     1,877

Total assets                                               $   141,864    $   118,903    $    57,537    $25,662 (2)      $   343,966


3 MONTHS ENDED SEPTEMBER 30, 1998

Net sales                                                  $    28,884    $    31,683    $    12,583                     $    73,150
Inter-segment net sales                                             49            174             51           (274)              --
                                                           -----------    -----------    -----------    -----------      -----------

Total net sales                                            $    28,933    $    31,857    $    12,634    $      (274)     $    73,150
                                                           ===========    ===========    ===========    ===========      ===========

EBIT                                                       $     2,929    $     3,451    $     1,566                     $     7,946
                                                           ===========    ===========    ===========    ===========      ===========

Depreciation and amortization                              $       674    $       529    $       629                     $     1,832

Total assets                                               $   109,312    $    97,952    $    57,735    $    45,932 (2)  $   310,931


                                                                                         (In Thousands)
                                                                                       Operating Segment
                                                          -------------------------------------------------------------  -----------
                                                                            Technical
                                                           German Oper.      & Office       Durable
9 MONTHS ENDED SEPTEMBER 30, 1999                         & Filter Media     Products     Specialties       Other            Total
---------------------------------                         --------------    ---------     -----------     ----------       ---------
Net sales                                                  $    99,232    $    87,253    $    47,269                     $   233,754
Inter-segment net sales                                             24          3,012            123         (3,159)              --
                                                           -----------    -----------    -----------    -----------      -----------

Total net sales                                            $    99,256    $    90,265    $    47,392    $    (3,159)     $   233,754
                                                           ===========    ===========    ===========    ===========      ===========

EBIT                                                       $    11,821    $     9,095    $     6,670    $    (8,247)(1)  $    19,339
                                                           ===========    ===========    ===========    ===========      ===========

Depreciation and amortization                              $     2,182    $     1,380    $     1,779                     $     5,341

Total assets                                               $   141,864    $   118,903    $    57,537    $    25,662 (2)  $   343,966


9 MONTHS ENDED SEPTEMBER 30, 1998

Net sales                                                  $    93,313    $    96,772    $    41,607                     $   231,692
Inter-segment net sales                                             49            499            201           (749)              --
                                                           -----------    -----------    -----------    -----------      -----------

Total net sales                                            $    93,362    $    97,271    $    41,808    $      (749)     $   231,692
                                                           ===========    ===========    ===========    ===========      ===========

EBIT                                                       $    11,839    $     9,447    $     5,804                     $    27,090
                                                           ===========    ===========    ===========    ===========      ===========

Depreciation and amortization                              $     1,915    $     1,546    $     1,860                     $     5,321

Total assets                                               $   109,312    $    97,952    $    57,735    $    45,932 (2)  $   310,931

1999 Other Includes:  Technical & Office Products:                        Facility closure                               $   (7,230)
                                                                          Sale/leaseback termination                     $   (1,017)

(2) Corporate assets not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the third quarter of 1999 were $81.9 million compared with $73.2 million for the third quarter of 1998, a 11.9% increase. The Lahnstein acquisition accounted for $6.3 million of this increase. Sales in FiberMark's German operations and filter media operating segment increased by 25.6% to $36.3 million compared with $28.9 million in the third quarter of 1998, with $6.3 million of this increase related to the Lahnstein acquisition. The technical and office products operating segment sales decreased by 8.5% to $29.0 million compared with $31.7 million for the same period in 1998. Sales in the durable specialties operating segment increased by 31.0% to $16.5 million compared with $12.6 million for the third quarter of 1998.

Sales in the German operations and filter media segment were up slightly due to strong demand in the automotive and vacuum bag filter business in Europe, and steady demand in the U.S. Production interruptions at a European filter competitor have resulted in short-term gains as their customers have placed orders with us. The decrease in the technical and office products segment was primarily due to reduced book cover volume after a customer brought manufacturing in-house, as previously disclosed. The reduction in book cover volume was partially offset by an increase in office products sales from continued penetration into lighter-weight markets with filing and presentation cover materials. The increase in durable specialties reflects strong demand worldwide for masking tape driven by new housing construction and renovation projects.

Gross margin for the third quarter was 16.9% compared with 18.3% last year. The lower gross margin was attributable to rising pulp and energy costs, downward pricing pressure, and to a higher proportion of business in Germany where third quarter margins are seasonally lower. Additionally, there was a $.8 million inventory valuation reduction as a result of the termination of the sale/leaseback facility with the CIT Group in the third quarter of 1999.

General and administrative expenses for the third quarter of 1999 were $6.5 million compared to $5.4 million for the same period in 1998. The increase is primarily due to the Lahnstein acquisition and the termination of the sale/leaseback facility.

Interest expense at $2.5 million for the quarter was comparable with last year's level of $2.7 million. The debt incurred to fund the Lahnstein acquisition was placed on September 17, therefore had little impact on quarterly interest expense.

The effective income tax rate was 36.0% compared with 37.0% for the third quarter of 1998.

On a recurring basis, during the third quarter, the company experienced a net loss of $1.5 million, or $.19 per share, compared with net income for the comparable 1998 quarter of $3.3 million, or $.41 per share. The write down of the Hughesville facility negatively impacted net income in the quarter by $4.4 million or $.56 per share and the termination of the sale/leaseback facility reduced net income by $.6 million or $.08 per share. Excluding the tax adjusted impact of the write down for the Hughesville facility and the termination of the sale/leaseback facility, net income would have been $3.5 million or $.45 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the first nine months of 1999 were $233.8 million compared with $231.7 million for the first nine months of 1998, a .9% increase. Sales in FiberMark's German operations and filter media operating segment increased by 6.3% to $99.2 million compared with $93.3 million in the first nine months of 1998. The Lahnstein acquisition accounted for $6.3 million. The technical and office products operating segment sales decreased by 9.8% to $87.3 million compared with $96.8 million for the same period in 1998. Sales in the durable specialties operating segment increased by 13.7% to $47.3 million compared with $41.6 million for the first nine months of 1998.

Sales in the German operations and filter media segment were down slightly from the first nine months of 1998 due to market softness in filter media in the U.S, and abrasive materials in Europe, partially offset by higher volume for filter media and tape base materials in Europe. The decrease in the technical and office products segment were primarily due to reduced book cover volume after a customer brought manufacturing in-house, as previously disclosed. The company also experienced some pockets of softness, particularly in our abrasive and printing grade product lines, offset somewhat by incremental business gains in office products. The increase in durable specialties reflects market strength, a mild resurgence in sales in the Far East and successful business development efforts in masking tape base.

Gross margin for the first nine months of 1999 was 19.1% compared with 18.9% for last year. This increase is primarily due to lower fiber prices which were partially offset by a .3% negative impact from the inventory valuation reduction associated with the termination of the sale/leaseback facility.

General and administrative expenses increased by $1.4 million in the first nine months of 1999 to $18.0 million versus $16.6 million for the comparable nine-month period, primarily due to the impact of the Lahnstein acquisition.

Interest expense at $7.7 million for the first nine months of 1999 was comparable with last year's level of $7.8 million.

The effective income tax rate for the first nine months of 1999 was 42.0% compared with 40.7% for the first nine months of 1998.

Net income for the first nine months of 1999 was $6.7 million or $.85 per share, compared with last year's level of $11.4 million, or $1.41 per share. The write down of the Hughesville facility in the third quarter reduced net income by $4.4 million or $.56 per share. In addition, the termination of the sale/leaseback facility lowered net income by $.6 million or $.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $50.0 million revolving credit facility as of September 30, 1999. As of such date, $13.9 million was outstanding under such credit facility. Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of September 30, 1999, Gessner had a secured term loan of $27.4 million with Bayerische Vereinsbank. The remaining loan balance amortizes over six years with interest rates ranging from 6.1% to 7.0%. As of this same date, Gessner had an unsecured term loan of $3.3 million with the previous owner. The remaining loan balance amortizes over two years and has a fixed interest rate of 5%. As of September 30, 1999, Gessner had a $8.2 million line of credit with Bayerische Vereinsbank. As of such date no advances were outstanding under the line of credit. As of September 30, 1999, Gessner also had a capital spending facility with Bayerische Vereinsbank. Under this facility $2.7 million had been advanced, with a remaining balance of $5.5 million.

Effective August 1, 1999 the company acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through term loans. As of September 30, 1999 Lahnstein had a secured term loan of $15.6 million with Bayerische Vereinsbank. The remaining loan balance amortizes over six years with an average interest rate of 6.5%.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the nine months ended September 30, cash flows from operating activities were $11.5 million in 1999 and $8.2 million for 1998. During these periods, additions to property, plant and equipment totaled $41.3 million and $10.2 million in 1998 respectively. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

On March 31, 1999 the company agreed to repurchase up to 1 million shares of its common stock, which represented 13% of the shares outstanding at that time. Stock repurchases may be made periodically in both open market or private transactions. The extent and timing of these transactions will depend on market conditions and other corporate considerations. As of September 30, 1999, share repurchases totaled 85,400. As of September 30, the company had a total of 7,745,083 shares of common stock outstanding.

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

YEAR 2000

READINESS

The company expects to complete Year 2000 compliance early in the fourth quarter of 1999. The majority of our systems are already compliant due to implementation of new integrated information systems. In terms of hardware, management believes the company's inventory of equipment is also compliant. Internal process systems are largely compliant, and should be fully compliant by early in the fourth quarter.

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

COSTS

The costs of achieving Year 2000 compliance are not expected to have a material impact on the company's business, operations, or financial condition, as system upgrades were planned for strategic reasons. Anticipated costs are almost exclusively the cost of installing the company's integrated information systems. FiberMark Gessner had completed a substantial portion of its system upgrades prior to the 1998 purchase, as had FiberMark Lahnstein.

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


                                           FiberMark, Inc.


Date: November 12, 1999
                                           /s/ Bruce Moore
                                           ---------------------------------
                                           Bruce Moore, Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)