Form 10-Q/A
period 1999-09-30
FIBERMARK INC
filed 1999-11-22
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  AMENDMENT #1

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

                                Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                        Outstanding

         Common Stock                                 September 30, 1999
         $.001 par value                              7,745,083

ITEM #6 IS AMENDED TO INCLUDE THE FOLLOWING EXHIBITS:

         Exhibit No.    Description
         -----------    -----------

            2.1 Acquisition Agreement dated September 15, 1999 by and between SIHL Beteiligungsgesellschaft mbH and FiberMark GmbH and FiberMark Beteiligungs GmbH

            10.1 Loan Agreement dated September 15, 1999 between FiberMark GmbH (the "Borrower") and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)

            10.2 Loan Amendment Agreement dated September 15, 1999 between FiberMark GmbH (the "Borrower") and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)

            10.3 Share Pledge Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the "Pledgors") and Bayerische Hypo- und Vereinsbank AG (the "Pledgee")

            10.4 Pledge Amendment Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the "Pledgors") and Bayerische Hypo- und Vereinsbank AG (the "Pledgee")

            10.5 Third Amended and Restated Financing Agreement and Guaranty dated September 30, 1999 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc. and FiberMark Office Products, LLC (as "Borrowers and Guarantors") and The CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc. (as "Lenders")

            10.6 Termination and Release Agreement among FiberMark Office Products, LLC; FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc., and The CIT Group/Equipment Financing, Inc.