Form 10-Q/A
period 1999-09-30
FIBERMARK INC
filed 1999-11-22
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  AMENDMENT #2

         (Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


              For the quarterly period ended   September 30, 1999   or
                                             ----------------------


/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


              For the transition period from __________ to __________

         Commission file number   0-20231
                                -----------

                                 FIBERMARK, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             82-0429330
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                Outstanding

         Common Stock                         September 30, 1999
         $.001 par value                      7,745,083

ITEM #6 IS AMENDED TO INCLUDE EXHIBIT 10.5:

      Exhibit No.    Description
      -----------    -----------

         10.5 Third Amended and Restated Financing Agreement and Guaranty dated September 30, 1999 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc. and FiberMark Office Products, LLC (as "Borrowers and Guarantors") and The CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc.
                     (as "Lenders")

                     This exhibit is re-submitted in its entirety, as pages 29 through 102 were omitted in the 10Q/A Amendment #1 filing.