Form 10-K
period 1999-12-31
FIBERMARK INC
filed 2000-03-24
CIK 887591

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999 Commission file number 0-20231




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

         Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes  / /    No  /X/

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange was $11.50 as of March 13, 2000. Excluded from this computation were shares held by directors and executive officers of the Company and their associates as a group. Such exclusion does not signify that members of this group are "affiliates" of or controlled by the Company.

         The number of shares of Common Stock outstanding was 6,830,483 as of March 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         REGISTRANT'S DEFINITIVE PROXY STATEMENT THAT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH REGISTRANT'S 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 24, 2000 IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         FiberMark is a leading producer of specialty fiber-based materials (paper, synthetic and composite) with ten production facilities in the United States and Europe. Formed in 1989 as an independent company, FiberMark subsequently went public in 1993. The company develops customer-focused solutions for markets worldwide that value differentiated products and services. Our products, typically used by customers who manufacture components or finished products for industrial and consumer applications, include base materials or media for:

o        filtration (transportation, vacuum, water, and industrial)

o        specialty tapes and labels

o wallcovering, table cloths and flooring, abrasive and electrical/electronic applications

o communication/graphic arts materials in the office, home, school or commercial settings

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

OVERVIEW

As a specialty fiber-based materials producer, FiberMark serves a broad range of markets that stem from four core product families: filter media, durable specialties (tape and label base materials), technical specialties (base materials for a multitude of markets) and cover materials for office, home and school supplies. The company's three operating segments include: German Operations and Filter Media North America, Durable Specialties, and Technical & Office Products. The relationship of FiberMark's operating segments to our product families is described in Footnote 21, "Segment Information".

An outline of our core product families follows:

-------------------------------------------------------      -----------------------------------------------------
                     FILTER MEDIA                                        TAPE BASE AND LABEL MATERIAL
-------------------------------------------------------      -----------------------------------------------------
    TRANSPORTATION                                               TAPE SUBSTRATES/BASE MATERIALS
        Liquid (Fuel/Hydraulic/Lube)                                 Medical
        Air                                                          Automotive (Painting)
        Cabin Air                                                    Home Construction (Painting)
    HOME                                                             Electronics
        Vacuum (Air)                                                 Graphic Arts (Application Tape)
        Water (Liquid)                                               Photographic

    INDUSTRIAL                                                   BINDING TAPES
        Industrial Fuels                                             Edge Binding and Reinforcing Tapes
        Beverage Processing                                             (Home and Office)
        Hot Oil Processing (Fast Food)
        Pharmaceutical Processing                                DURABLE BASE MATERIALS
                                                                     Labels - imitation leather and synthetic
                                                                     Protective Coverings

-------------------------------------------------------      -----------------------------------------------------
                TECHNICAL SPECIALTIES                                       OFFICE/SCHOOL PRODUCTS
                    BASE MATERIALS                                             COVER MATERIALS
-------------------------------------------------------      -----------------------------------------------------
    ELECTRICAL/ELECTRONICS                                       HEAVYWEIGHT COVER MATERIALS
        Insulating Base for Transformers                             Binding
        Printed Circuit Board Base                                   Filing
        Fuel Cell Composite

    COMMUNICATIONS/GRAPHIC ARTS                                  LIGHTWEIGHT COVER MATERIALS
        Book Cover Base                                              Filing
        Archival Materials                                           Presentation
        Security Paper
        Printing Papers
        Label Base

    INDUSTRIAL HIGH PERFORMANCE
        Fire Retardant Material
           (Automotive/Industrial Filter)
        Wet Strength (Industrial Process)
        Friction Materials (Automotive)
        Absorbent Materials (Medical)

    HOME/COMMERCIAL
        Abrasive Base (Sandpaper)
        Wallcovering
        Flooring
        Table Cloth

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

         o    Enhance responsiveness to customer requirements
         o    Create new market opportunities
         o    Reduce costs
         o    Reduce exposure to supply/demand volatility

OVERVIEW OF MAJOR MARKETS AND FIBERMARK PRODUCT FAMILIES

FILTER MEDIA

Filter media now comprises the largest product family for FiberMark, due to the January 1998 acquisition of Steinbeis Gessner GmbH. FiberMark Gessner's filter business, together with our North American Filter Media business, accounted for 31% of 1999 sales. The following chart summarizes the filter materials produced by the company, the markets they serve, and representative customers.

TYPE OF MEDIA                         END PRODUCTS/MARKETS                     REPRESENTATIVE CUSTOMERS
--------------------------------------------------------------------------------------------------------------------
TRANSPORTATION FILTRATION:

o    Saturated and unsaturated        o    Liquid filters                      Delphi Automotive Systems Corp.,
     paper that may be reinforced          (Fuel, lube, hydraulic oil)         Eurofilters N.V., Filterwerke
     with glass, cotton or synthetic                                           Mann+Hummel GmbH, Fleetguard Inc.,
     fibers                           o    Air filters                         Division of Cummings Engine Co.,
o    Synthetic (non-woven                  (engine and vehicle passenger       Mahle Filterwerke GmbH, Purolator
     meltblown)                            cabin)                              Products
o    Composite materials
--------------------------------------------------------------------------------------------------------------------
o    Paper and synthetic              o    Vacuum cleaner                      Branofilter GmbH, Electrolux Filter
     (non-woven meltblown)                 bags (air filtration)               AB, The Eureka Co., Home Care
                                                                               Industries, Inc.
--------------------------------------------------------------------------------------------------------------------
o    Carbon-activated paper for       o    Filters for residential water       Met-Pro (Keystone Filter Division),
     removal of taste and odor             filtration (drinking water,         Omni Filter & Manufacturing
o    Pleated/saturated paper for           swimming pools, spas)
     particulate removal
--------------------------------------------------------------------------------------------------------------------
o    Hot-oil filter bags and          o    Filter products for hot-oil         Food service distributors
     sheets                                filtration in fast food
                                           restaurants
--------------------------------------------------------------------------------------------------------------------


COMPETITORS

The largest single competitor in the filter business is Ahlstrom Filtration, Inc., (a division of A. Ahlstrom Corp.). Additional competitors include Hollingsworth and Vose Co. and Devon Valley Industries, a division of Mead Corp. In the vacuum filter media market only, Monadnock Paper Mills, Inc., is also a competitor.

MANUFACTURING

Filter media is produced at our Feldkirchen/Westerham facility in Germany, and our Richmond, Virginia, and Rochester, Michigan, facilities. We manufacture base materials, including paper, often with combinations of non-wood pulp sources such as natural and synthetic fibers, synthetic fiber-based materials, and composite paper and non-woven materials. In addition to manufacturing these base materials, we have saturating, creping, laminating and other finishing capabilities.

DURABLE SPECIALTIES

Our durable specialties product lines are produced and marketed by our U.S. Durable Specialties Division and the durable specialties business from FiberMark Gessner, accounting for 28% of FiberMark's 1999 business. Tape substrates represent the company's primary product family within durable specialties. The company is one of the leading producers of specialty tape substrates and a broad range of saturated, coated non-woven and paper materials. The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:

MATERIALS/PRODUCTS                   END PRODUCTS/MARKETS                      REPRESENTATIVE CUSTOMERS
--------------------------------------------------------------------------------------------------------------------
o Base for masking tape and               o   Masking tape/pressure
  other pressure sensitive tapes              sensitive tape for:
                                          o   automotive painting (OEM and
                                              repair)
                                          o   building construction/
                                              renovation (painting aid)        o        3M
                                          o   carrier and bandoliering         o        Avery Dennison Corp.
                                              materials use for electronics    o        Beiersdorf (Tesa)
                                              components manufacturing         o        Eagle OPG, Inc.
                                          o   medical/surgical tapes and       o        Esselte Corp.
                                              bandages                         o        Intertape Polymer Group
                                                                               o        Nitto Denko Corp.
                                                                               o        Sicad
                                                                               o        Smead Manufacturing Co.
--------------------------------------------------------------------------------------------------------------------
o    Stripping and                   o    Filing products, checkbooks,
     edge-binding tape                    memo pads
     o   saturated paper
     o   coated non-woven
         synthetic materials

--------------------------------------------------------------------------------------------------------------------
o    Label base and protective       o   Labels for seat belts and
     covering materials (synthetic        infant car seats; protective
     material)                            covers for air bags
--------------------------------------------------------------------------------------------------------------------


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

MANUFACTURING

The base materials for this market are either manufactured in FiberMark facilities including Bruckmuhl, Germany, and Hughesville, New Jersey, or are purchased from outside suppliers. Our Quakertown facility is a converting facility, relying on supply sources from within and outside of FiberMark. For example, a substantial portion of the substrate used in making the company's edge binding and reinforcing tapes is Tyvek-Registered Trademark-, purchased from DuPont and marketed under the FiberMark trade name SUPER ARCOFLEX-Registered Trademark-. Base materials are typically saturated, coated and embossed within FiberMark facilities, and in some cases, by our customers.

TECHNICAL SPECIALTIES

Technical Specialties represent the most diverse product families and markets within the company. Its materials are used in communications, including base or cover materials for electrical/electronics and graphic arts, as well as other technical specialties such as abrasive backing materials. As a group, these products and markets represent 25% of FiberMark's 1999 sales revenue.

FIBERMARK MATERIALS/PRODUCTS            END PRODUCTS/MARKETS                        REPRESENTATIVE CUSTOMERS
--------------------------------------------------------------------------------------------------------------------
o    Abrasive backing material          o    Abrasives for hand and machine
     (wet and dry applications)              sanding (sandpaper)
                                                                                    o        3M
------------------------------------------------------------------------------------o        Automotive Composites Co.
o    Security paper                     o    Identity cards (Social Security),      o        Bedford Materials Co., Inc.
                                             ticket stock, stock certificates,      o        Eastman Kodak Corp.
                                             drivers' licenses and car              o        Crescent Cardboard, Co.
                                             registrations, passports               o        Holyoke Card
------------------------------------------------------------------------------------o        Nielson and Bainbridge
o    Archival quality (acid free)       o    Matboard for picture mounting/         o        C. Klingspor
     paper and boards; cover materials       framing                                o        Isola
     for storing, presenting            o    Archival filing and storage            o        Permafiber, Corp.
     information or materials                products                               o        Rexam DSI
------------------------------------------------------------------------------------o        True-Vue/Miller
o    Base material for insulating       o    Electrical transformers                o        Saint-Gobain (Carborundum, Norton)
     or shielding; carrier,                  (insulating material); consumer        o        Virginia Abrasives Corp.
     bandoliering and cushioning base        electronics and personal computers:
     material for electronics                printed circuit board substrate and
     components                              materials used in the electronic
                                             components manufacturing process
------------------------------------------------------------------------------------
o    Base materials for                 o    Wallcovering, flooring
     home/commercial use
------------------------------------------------------------------------------------
o    Specialty cover materials for      o    Publishing: hard- and soft-cover
     presenting, storing, and                diaries, planners, reference books
     preserving information or          o    Graphic arts/printing trade:
     materials                               menus, promotional literature, maps,
                                             durable documents, labels, flock
------------------------------------------------------------------------------------
o    Disposable wetlaid nonwovens       o    Disposable medical products
                                             (drapes, garments) and table cloths
--------------------------------------------------------------------------------------------------------------------

COMPETITORS

The company's competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, including Arjo Wiggins Appleton PLC, International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., Ahlstrom Lystil SA, (a division of A. Ahlstrom Corp.), Dexter Corp. and Crown Vantage Inc. In some of its niche markets, the company competes with various small competitors, none of which has a dominant market position. In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl must also be considered competitors.

MANUFACTURING

The base materials for this group of markets are typically manufactured in the four mills in this Technical & Office Products Division: Fitchburg, Massachusetts; Warren Glen and Hughesville, New Jersey; and Brattleboro, Vermont. Additionally, the Bruckmuhl, Germany, facility also manufacturers some technical specialties in the abrasive category. All of FiberMark Lahnstein's product lines are counted among technical specialties. Other FiberMark facilities may, at times, manufacture materials for this market.

OFFICE PRODUCTS

Office products cover materials are used in communications applications, primarily for supplies used in the office, home or school. Marketed by our Technical & Office Products Division, office products materials comprise 16% of the company's revenue. The major components of this product family/market, the end products/markets and representative customers are noted below:

FIBERMARK MATERIALS/PRODUCTS            END PRODUCTS/MARKETS                        REPRESENTATIVE CUSTOMERS
--------------------------------------------------------------------------------------------------------------------
o    Specialty cover materials for      o    Office and school supplies:            o   ACCO World Corp.
     products that present, bind,            document/report covers, presentation   o   Esselte Corp.
     store or preserve information           folders, data binders, ring binders,   o   Smead Manufacturing Co.
                                             notebooks, filing products, diaries
                                             and planners
--------------------------------------------------------------------------------------------------------------------

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

MANUFACTURING

The base materials for this group of markets are largely manufactured in Brattleboro, Vermont, but are also manufactured or processed further by other facilities within the Technical & Office Products Division, notably Warren Glen and Hughesville, New Jersey.

INTERNATIONAL SALES

With the combination of the German business acquisitions and pre-existing international sales, the company now sells or manufacturers 34.0% of its business outside North America. The majority of these sales are in Europe. A detailed breakdown of sales revenue and property, plant and equipment by geographic region is found in the final tables of Footnote 21, Segment Information.

EXECUTIVE OFFICERS

         The company's executive officers are:

NAME                                                             AGE      POSITION
----                                                             ---      --------
Alex Kwader .............................................         57      President and
                                                                           Chief Executive Officer

Bruce Moore..............................................         52      Vice President and
                                                                           Chief Financial Officer

David R. Kruft............................................        59      Vice President and General Manager,
                                                                           Durable  Specialties

David E. Rousse...........................................        47      Vice President and General Manager,
                                                                           Technical & Office Products

Dr. Walter M. Haegler.....................................        52      Vice President and General Manager,
                                                                           FiberMark Gessner and Filter Media

         Alex Kwader has been the President and Chief Executive Officer of FiberMark since August 1991 and a director since November 1991. He is a member of the Executive Committee of the Board. Since 1970, Mr. Kwader has been employed by the company and its predecessor, Boise Cascade ("BCC"), a diversified paper products company. He served as Senior Vice President of the company from March 1990 to August 1991 and as Vice President from the company's inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC, in various managerial positions. Mr. Kwader was General Manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

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

         David R. Kruft has served as Vice President and General Manager, Durable Specialties Division, since joining FiberMark in 1996 at the time of the Arcon acquisition. He held the position of President of Arcon since 1993, having joined Arcon in 1990. Employed for over 20 years by Esselte Pendaflex Corporation, his most recent role at Esselte was Senior Vice President and Division Head for the Boorum and Pease office products line with $66 million in sales. Mr. Kruft received his B.S. in Mechanical Engineering from Hofstra University.

         David E. Rousse has served as Vice President and General Manager, Technical & Office Products Division, since April 1999. Mr. Rousse served in the same capacity for Office Products since January 1997, and joined FiberMark in 1996 in the role of Vice President, Marketing and Business Development. He was previously employed by International Paper in a number of marketing and general management positions, primarily in their Strathmore Papers fine printing papers unit, with other assignments in office papers and envelope products. He was selected for a Fellowship in the President's Executive Exchange Program working in the U.S. International Trade Commission in Washington, D.C. He began his career with W.R. Grace & Company in finance, marketing, and sales/sales management roles. Mr. Rousse received his B.S. in Engineering from Dartmouth College, and an M.B.A from the Amos Tuck School of Business at Dartmouth.

         Dr. Walter M. Haegler has served as Vice President and General Manager, FiberMark Gessner GmbH, since the January 1998 acquisition of Steinbeis Gessner GmbH. Since May 1999, he also assumed responsibility for Filter Media worldwide, and in September 1999, for FiberMark Lahnstein GmbH. With Gessner since 1987, he served as Managing Director of Steinbeis Gessner from 1990 until 1997, and as plant manager of the Feldkirchen site from 1987 until 1990. Before joining Gessner, Dr. Haegler was Research and Development and Application Technology Manager for VP Schickedanz during 1981 to 1987. Dr. Haegler received a Ph.D. and Masters Degree from the University of Erlangen in inorganic and analytical chemistry.

ITEM 2. PROPERTIES

         The following table depicts all of the company's properties as of December 31, 1999.

FACILITIES                                                             OWNED/                  SQ.         LAND
----------                                                             LEASED                 FEET         ACRES
                                                                       ------                -------       -----
Brattleboro, Vt. ....................................................  Owned                 200,000          39
Fitchburg, Mass. ....................................................  Owned                 255,000         161
Warren Glen, N.J. ...................................................  Owned                 299,000         162
Hughesville, N.J.....................................................  Owned                  88,000         166
Beaver Falls, N.Y. (closed on January 29, 1999) .....................  Owned                 100,000         167
Owensboro, Ky. (closed on January 14, 1998) .........................  Owned                  47,000          15
Rochester, Mich. ....................................................  Owned                  96,000          17
Richmond, Va. .......................................................  Leased                112,000          --
Quakertown, Pa. .....................................................  Owned                 165,000           7
Bruckmuhl, Germany ..................................................  Owned                 275,698          39
Feldkirchen/Westerham, Germany ......................................  Owned                 223,396          27
Lahnstein, Germany ..................................................  Owned                 188,585          12

         The corporate headquarters is located at the Brattleboro, Vermont, site. The company owns a production facility in Lowville, New York, that it leases to a customer. Most facilities offer web production capabilities, largely paper, but often with the inclusion of synthetic or specialty fibers producing composite materials. Most of our facilities also combine with some level of finishing or converting capabilities (eg. laminating, coating, saturating, embossing). Our facility in Quakertown, Pennsylvania, however, is strictly a converting facility, coating and saturating base material purchased from other FiberMark facilities and outside sources. Additionally, Feldkirchen/Westerham contains a meltblown unit for producing synthetic non-woven materials. International sales offices are maintained in Kowloon, Hong Kong; and Annecy, France, as well as at corporate headquarters and all three German facilities.


ITEM 3. LEGAL PROCEEDINGS

         The company is involved in legal proceedings arising in the ordinary course of business. The company does not believe that the outcome of any of these proceedings will have a material adverse effect on the operations or financial condition of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 1999.

EMPLOYEES

         As of December 31, 1999, the company employed a total of 1,562 employees, of which 513 were salaried and 1,049 were hourly.

         In the U.S., all of our hourly employees are members of either the Paper, Allied-Industrial, Chemical and Energy Workers International Union
(PACE), formerly the United Paper Workers International Union (UPIU), or the International Brotherhood of Electrical Workers, with the exception of the Quakertown, Pennsylvania, facility, where hourly employees are non-union. In Germany, employees are represented by the Mining, Chemicals and Energy Trade Union, INDUSTRIEGEWERKSCHAFT BERGBAU, CHEMIE AND ENERGIE (IG BCE). A portion of salaried employees (71%) and all of the hourly employees are union eligible, but are not necessarily members. Membership is voluntary and information is not disclosed regarding employee membership by employees or the union. Employees are represented by a local union working committee.

The table below sets out the expiration dates of the company's labor contracts:

    FACILITY                                                                         EXPIRATION DATE
    --------                                                                         ---------------
    Warren Glen, N.J. (a) ......................................................         May 23, 2004
                                                                                         May 25, 2004
    Hughesville, N.J. (a) ......................................................         May 23, 2004
                                                                                         May 25, 2004
    Rochester, Mich. ...........................................................        June 26, 2004
    Fitchburg, Mass. ............................................................      April 30, 2003
    Brattleboro, Vt. ...........................................................      August 31, 2002
    Bruckmuhl and Feldkirchen/Westerham, Bavaria, Germany (b)...................    February 29, 2000
    Lahnstein, Germany (b)......................................................    February 29, 2000
    Richmond, Va. ..............................................................       April 28, 2000

(a) Workers at Warren Glen, N.J. and Hughesville, N.J. are subject to two separate collective bargaining agreements.

(b) Expiration dates relate to the main labor agreement. Portions within these contracts have different expiration dates. German contracts are negotiated with industry representatives and the union, not by the company. As is typical, we will continue to operate under the old contract until the new contract is finalized.

         In general, the company believes that it has good relations with its employees and their unions.

RAW MATERIALS

The company uses a wide array of raw materials to formulate its products, including virgin hardwood and softwood pulp, secondary wood fiber from pre-and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers (such as nylon, polyester and fiberglass), synthetic latex, chemicals, pigments and dyes. These materials are purchased from numerous suppliers worldwide. The company does not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. The company experienced a significant increase in raw material costs during 1999. The company has been able to recover a significant portion of these cost increases through selling price increases. The company will attempt to continue to increase its prices to its customers, but no assurances can be made that the company will continue to be successful in recovering a significant portion of these increases. A portion of the company's business is cost-indexed, providing some insulation from raw material cost variability.

The company has a long-standing relationship with DuPont as an approved converter of Tyvek-Registered Trademark- and Dacron-Registered Trademark- and has never experienced a disruption in supply. Although management believes that it has a good relationship with DuPont, there can be no assurance that the company will be able to continually purchase adequate supplies of Tyvek-Registered Trademark-. Any material interruption in the company's supply of Tyvek-Registered Trademark- could have a material adverse effect on the results of operations and financial condition of the company.

ENVIRONMENTAL REGULATION AND COMPLIANCE

         The company and its predecessors have made substantial investments in pollution control facilities to comply with existing environmental laws and regulations. The company made expenditures for environmental purposes of $5.3 million in 1999, $3.3 million in 1998 and $2.6 million in 1997. While the company believes that it has made sufficient capital expenditures to maintain compliance with existing environmental laws, any failure by the company to comply with present and future environmental laws could subject it to future liability or require the suspension of operations. In addition, such environmental laws could restrict the company's ability to expand its facilities or could require the company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and similar state laws provide for responses to, and liability for, releases of certain hazardous substances from a facility into the environment. These obligations are imposed on the current owner or operator of a facility from which there has been a release, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, on any person who arranged for the treatment or disposal of hazardous substances at the facility, and any person who accepted hazardous substances for transport to a facility selected by such person. Liability under CERCLA can be strict, joint and several. Pursuant to the environmental laws, there are currently pending investigations at the company's New Jersey facilities relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the even of such non-performance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The company's Common Stock was first traded on March 11, 1993, on the NASDAQ National Market System ("Nasdaq") under the symbol SPBI. As of the close of business on April 8, 1997, the Common Stock ceased trading on Nasdaq and on April 9, 1997, was listed on the New York Stock Exchange ("NYSE") under the symbol "FMK". The following table shows the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transactions Tape.

Year Ended December 31, 1998                                                         High            Low
----------------------------                                                         ----            ---
First Quarter....................................................................    $26.31          $19.56
Second Quarter...................................................................    $24.63          $15.06
Third Quarter....................................................................    $16.06          $12.38
Fourth Quarter...................................................................    $17.00          $10.94

Year Ended December 31, 1999
----------------------------
First Quarter....................................................................    $13.50          $ 9.69
Second Quarter...................................................................    $15.00          $11.50
Third Quarter....................................................................    $13.94          $12.56
Fourth Quarter...................................................................    $13.50          $10.94

         The company had approximately 1,107 stockholders of record of its Common Stock as of March 13, 2000. The company's transfer agent and registrar have indicated that the company had approximately 2,376 beneficial owners of its Common Stock as of March 13, 2000. The company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                FIBERMARK, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In Thousands, Except Per Share Data)

                                                                  Year Ended December 31,
                                                1999        1998         1997         1996         1995
                                                ----        ----         ----         ----         ----
CONSOLIDATED INCOME STATEMENT DATA:
Net sales(1) .............................   $ 325,308   $ 307,092    $ 235,358    $ 124,771    $ 117,516
Cost of sales ............................     263,385     249,337      189,294      101,981      100,106
                                             ---------   ---------    ---------    ---------    ---------
Gross profit .............................      61,923      57,755       46,064       22,790       17,410
General and administrative expenses ......      24,088      22,684       16,331        9,908        8,397
Facility closure expense(2) ..............       9,818       7,274       10,000         --           --
                                             ---------   ---------    ---------    ---------    ---------
Income from operations ...................      28,017      27,797       19,733       12,882        9,013
Loss on disposition of assets, net .......        --          --           --           --          8,302
Cogeneration income(3) ...................        --        (1,451)        (215)        --         (6,512)
Other expenses (income), net(4) ..........         469         152          600       (1,127)      (1,198)
Interest expense (net of interest income)       11,079      10,495        9,187        1,798          892
                                             ---------   ---------    ---------    ---------    ---------
Income before income taxes and
     extraordinary items .................      16,469      18,601       10,161       12,211        7,529
Income tax (benefit) expense(5) ..........       7,486       7,092        3,992        4,697         (424)
                                             ---------   ---------    ---------    ---------    ---------
Income before extraordinary items ........       8,983      11,509        6,169        7,514        7,953
Extraordinary items(6) ...................        --          --           --           (297)        --
                                             ---------   ---------    ---------    ---------    ---------
Net income ...............................   $   8,983   $  11,509    $   6,169    $   7,217    $   7,953
                                             ---------   ---------    ---------    ---------    ---------
Weighted average shares outstanding ......       7,659       7,751        6,141        6,054        6,050

Basic earnings per share .................   $    1.17   $    1.48    $    1.01    $    1.19    $    1.31
Diluted earnings per share ...............        1.15        1.43         0.95         1.14         1.30

OTHER CONSOLIDATION OPERATING DATA:
Depreciation and amortization ............   $   9,290   $   8,953    $   7,393    $   3,651    $   3,342
Capital expenditures .....................      15,736      13,943       13,528        8,457        4,865

                                                ----------------------------------------------------------
                                                                      December 31,
                                                1999        1998         1997         1996         1995
                                                ----        ----         ----         ----         ----
CONSOLIDATED BALANCE SHEET DATA:
Working capital ..........................   $  69,085   $  80,591    $  61,983    $  29,151    $  17,634
Total assets .............................     346,946     311,231      248,001      212,008       74,618
Long-term debt (net of current maturities)     168,974     133,583      100,000      100,000        4,625
Stockholders' equity .....................      91,777      97,563       82,771       48,093       40,735
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL DATA.

                      NOTES TO CONSOLIDATED FINANCIAL DATA

(1) The increase in net sales for the year ended December 31, 1997, reflects the impact of the acquisition of Custom Papers Group and Arcon Coating Mills on October 31, 1996. Net sales related to these acquisitions were $127.9 million in 1997 as compared to $20.2 million in 1996. The increase in net sales for the year ended December 31, 1998 reflects the acquisition of Steinbeis Gessner GmbH in January 1998. Net sales related to this acquisition were $81.2 million in 1998. The increase in net sales for the year ended December 31, 1999 reflects the acquisition of Papierfabrik Lahnstein on August 1, 1999. Net sales related to this acquisition were $15.9 million in 1999.

(2) On November 19, 1997, the company announced that it planned to close operations at its Owensboro, Kentucky, mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company booked a $10.0 million charge related to this mill closure in the fourth quarter of 1997.

     On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility and consolidate its production demands with several of its other facilities. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. The company booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.

     On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease operations at Hughesville by December 31, 2000, and the book value of the mill has been written down by $7.2 million accordingly. Additionally, the company increased closure expenses for its previously closed Beaver Falls and Owensboro facilities by $.1 million and $2.5 million, respectively.

(3) In 1993 the company entered into an agreement with Kamine, pursuant to which the company was the host for a cogeneration facility developed by Kamine at the company's Beaver Falls mill. In December 1998, Kamine sold the cogeneration plant and assigned the ground lease contract to the new owner. The company received a $1.5 million payment from the new owner relative to the transaction. There are no further payments due under the ground lease contract.

(4) Other expenses (income) for the 1999, 1998, 1997, 1996 and 1995 periods include $1,289,000, $1,719,000, $1,718,000, $1,719,000 and $1,718,000,
     respectively, of amortized income related to a deferred gain on a sale-leaseback transaction. On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, mill. The sale of these assets resulted in a book gain of $17,187,000. This gain was amortized over the ten-year life of the lease. The assets relative to this lease were repurchased on September 30, 1999.

(5) For the year ended December 31, 1995, the company generated net income and recognized an income tax benefit of ($424,000) due primarily to the release of valuation allowances.

(6) Extraordinary items for 1996 include a $495,000 loss related to the early extinguishment of debt, net of an income tax benefit of $198,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 19, 1997, the company announced that it planned to cease operations at its Owensboro, Kentucky, mill and consolidate its production demands with several of its other mills. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. The company took a $10.0 million pre-tax charge related to the closure of this facility in the fourth quarter of 1997.

Effective January 1, 1998, the company acquired Steinbeis Gessner GmbH for a purchase price of $43.0 million. Steinbeis Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filter products, technical specialties and durable specialties markets. Sales revenue for 1998 was $81.2 million. Pursuant to this acquisition, the company sold 1,500,000 shares of common stock on December 15, 1997 with a customary 30-day over-allotment option granting the underwriters of the offering the right to purchase up to an additional 225,000 shares. The December 15 sale resulted in gross proceeds of $30.8 million to the company. On January 15, 1998, the over-allotment was partially exercised through the sale of an additional 135,000 shares. The shares were sold for a gross price of $20.50 per share. After expenses, the company realized approximately $31.0 million in total net proceeds. To complete the financing of the Gessner acquisition, the company also closed on a $29.6 million term loan with Bayerische Vereinsbank in Munich, Germany on January 12, 1998. This loan amortizes over seven years with interest rates ranging from 5.8% to 7.0%.

On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility and consolidate its production demands with several of its other facilities. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. The company booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.

Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH, a leading European manufacturer of specialty papers and nonwoven materials used for wallcoverings, security papers, self-adhesive labels and flooring overlay. Annual revenues at that time were approximately $36 million. The acquisition, with a purchase price of approximately $22 million was financed with $7.0 million of cash reserves and $15.0 million in German bank debt. This debt amortizes over 6 years and carries a fixed interest rate of 6.5 percent.

On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease manufacturing operations at Hughesville by December 31, 2000, and the book value of the mill has been written down by $7.2 million accordingly. Additionally, the company increased closure expenses for its previously closed Beaver Falls and Owensboro facilities by $.1 million and $2.5 million, respectively.

On September 30, 1999, the company terminated the sale/leaseback facility with The CIT Group, and repurchased the assets at its Brattleboro mill. Concurrently, the company expanded its revolving credit facility with CIT from $20 million to $50 million. On an annualized basis, this transaction will reduce lease expense by $4.5 million and increase depreciation expense by $1.2 million. Due to this cost structure reduction, inventory valuation was reduced by $751,000. The company also incurred refinancing fees of $266,000.

Excluding the impact of facility write downs, the company's income from operations improved from $12.9 million in 1996 (10.34% of sales) to $37.8 million in 1999 (11.6% of sales). This improvement is largely attributable to the added sales volume that resulted from the 1996, 1998 and 1999 acquisitions. Additionally, the company is benefiting from improved manufacturing efficiencies due to equipment upgrades at several of its facilities and from cost reduction related to consolidation of facilities and administrative staffs.

The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.

---------------------------------------------------------------------------------------------------------
                                                                               1999      1998      1997
                                                                              -------   ------    -------
Net sales .................................................................     100.0%   100.0%    100.0%
Cost of sales .............................................................      81.0     81.2      80.4
Gross profit ..............................................................      19.0     18.8      19.6
General and administrative expenses .......................................       7.4      7.4       6.9
Facility closure ..........................................................       3.0      2.3       4.3
Income from operations ....................................................       8.6      9.1       8.4
Other (income) expense, net ...............................................        .1      (.4)       .2
Interest expense, net of interest income ..................................       3.4      3.4       3.9
Income before income taxes ................................................       5.1      6.1       4.3
Net effect of income taxes ................................................       2.3      2.3       1.7
Net income ................................................................       2.8%     3.8%      2.6%
---------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net sales increased 5.9% to $325.3 million in 1999 from $307.1 million in 1998.

The acquisition of FiberMark Lahnstein, effective August 1, 1999, added $15.9 million in sales revenue for the full year of 1999.

Within the company's operating segments, sales in the German operations and filter media segment increased by 16.7% to $142.5 million from $122.1 million in 1998. This growth was due to the August 1, 1999, acquisition of FiberMark Lahnstein which contributed $15.9 million to 1999 revenues and to stronger business conditions in the European filter and tape markets. Softness in the U.S. filter market partially offset these gains. Sales in the technical and office products segment declined by 9.2% to $117.4 million from $129.3 million in 1998. This decline was due to market softness and the loss of some business when a book cover customer established in-house production capabilities that replaced some of the company's sales. Sales in the durable specialties segment increased by 17.4% to $65.4 million from $55.7 million in 1998. This increase reflects successful business development efforts, strong business conditions in the U.S. and a resurgence of demand from the Far East.

Gross margin increased to 19.0% in 1999 from 18.8% in 1998. This increase is primarily due to fixed cost savings related to the January 1999 closure of the Beaver Falls, New York, facility.

General and administrative expenses increased by 6.2% to $24.1 million (7.4% sales) from $22.7 million (7.4% sales) in 1998, primarily due to the Lahnstein acquisition.

Income from operations increased .7% to $28.0 (8.6% sales) million from $27.8 million (9.1% sales) in 1998. This increase is due to the higher sales volume and higher gross margin, offset in part by a $2.5 million increase in facility closure expenses.

Other expenses increased to $.5 million in 1999 from $.2 million in 1998. This is primarily due to the termination of the sale-leaseback credit facility on September 30, 1999 which reduced the amortization of a deferred gain from $1.7 million in 1998 to $1.3 million in 1999.

Net interest expense increased by 5.7% to $11.1 million from $10.5 million in 1998 due to the Lahnstein acquisition, the September 30, 1999 repurchase of sale-leaseback assets and funds used for the company's share repurchase program.

Income taxes were $7.5 million or 45.5% of taxable income in 1999 compared with $7.1 million or 38.1% of taxable income in 1998. This increased tax rate is primarily due to a higher mix of income from German operations which have tax rates higher than the U.S.

Net income for 1999 was $9.0 million or $1.15 per share compared with $11.5 million or $1.43 per share in 1998. Excluding the tax adjusted impact of facility closure expenses, which existed for both years, and the non-recurring cogeneration income in 1998, net income for 1999 would have been $16.1 million or $2.05 per share compared with $15.4 million or $1.91 per share in 1998. Per share earnings are stated on a fully diluted basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net sales increased 30.5% to $307.1 million in 1998 from $235.4 million in 1997.

The acquisition of FiberMark Gessner, effective on January 1, 1998, added $81.2 million in sales revenue for the full year of 1998.

Within the company's operating segments, technical and office products sales decreased by 4.9% to $129.3 million from $136.0 million in 1997. This decline was primarily due to market softness. We also incurred some price reduction related to lower raw material costs and the economic crisis in the Asian markets. Sales revenue in our durable specialties operating segment declined by 4.3% to $55.7 million in 1998 from $58.2 million in 1997. This decline was due to a sharp reduction in demand from Asian customers as well as some softness in our domestic customer base. Sales within our Gessner and North American filter media segment increased by 196.4% to $122.1 million in 1998 from $41.2 million in 1997 due to the January 1, 1998 acquisition of the Gessner business and stable business conditions in the U.S.

Gross profit margin declined to 18.8% in 1998 from 19.6% in 1997. This reduction was due to the impact of lower demand within our U.S. customer base and also to a temporary dip in manufacturing efficiencies as we worked through production transfer trials related to the consolidation of two facilities within our technical and office products operating segment.

General and administrative expenses increased 39.3% to $22.7 million (7.4% of sales) in 1998 from $16.3 million (6.9% of sales) in 1997. This increase was due to the impact of the Gessner acquisition.

Income from operations increased 41.1% to $27.8 million (9.1% of sales) in 1998 from $19.7 million (8.4% of sales) in 1997. This improvement was due to the Gessner acquisition and a reduced level of facility closure expense.

In 1998 we recorded other income of $1.3 million compared with other expense of $.4 million in 1997. This change was due to a $1.5 million payment received from a cogeneration developer who leases property from the company. The company anticipates no further income from this lease.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $50.0 million revolving credit facility as of December 31, 1999. As of such date, $28.0 million was outstanding under this credit facility. A portion of the balance was at an interest rate of LIBOR plus 2.0% and the remainder was at an interest rate of prime plus .5%. Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of December 31, 1999, Gessner had a secured term loan of $25.8 million with Bayerische Bank. The balance of this loan amortizes over six years with interest rates ranging from 6.125% to 7.015%. As of this same date, Gessner had an unsecured term loan of $3.1 million with the previous owner. The balance of this loan amortizes over two years and has a fixed interest rate of 5%. As of December 31, 1999, Gessner also has a $7.2 million capital spending facility with Bayerische Vereinsbank. As of such date $4.6 million was outstanding under this facility. The interest rate on this loan balance is LIBOR plus 1.75% and the balance amortizes over five years. As of December 31, 1999, Gessner also has a $7.7 million line of credit. As of such date, no advances are outstanding under this facility. Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through a term loan. As of December 31, 1999, Lahnstein had a $14.7 secured term loan with Bayerische Bank. This loan amortizes over six years with interest rates ranging from 5.4% to 7.1% .

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures, working capital and acquisitions. Cash flows from operating activities were $18.5 million in 1999, $18.6 million in 1998 and $7.9 million in 1997. Net cash used in investing activities was $39.7 million in 1999 compared with $52.6 million in 1998 and $13.3 million in 1997. The increase is primarily attributable to acquisitions and capital expenditures. In addition, the company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project is expected to cost $19.0 million in total, of which $1.6 million has been spent in 1999. The company has arranged a $15.0 million capital spending facility with Jules & Associates to partially fund this project. This facility will have a fixed interest rate of approximately 8.5% and will amortize over seven years. As of December 31, 1999, there were no outstanding advances under this facility. The company expects to fully utilize this facility during the year 2000.

Net cash provided by financing activities was $1.9 million in 1999 compared with $32.1 million in 1998 and $28.4 million in 1997. The decrease is primarily attributable to the termination of the CIT sale/leaseback facility, which was paid with borrowings under the revolving credit facility, and the stock repurchase program. The company believes that cash reserves on hand, cash flow from operations, plus amounts available under credit facilities, will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

DISCLOSURES OF CERTAIN FINANCIAL MARKET RISKS

The company believes it has minimal exposure to financial market risks. All debt is at a fixed rate. Most of the company's sales transactions have been conducted in the currency where the shipment originated, limiting its exposure to changes in currency exchange rates. The company does not use derivative financial instruments.

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

SEASONALITY

The company's business is mildly seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income. Lower December revenues tend to reduce fourth quarter revenues relative to the first two quarters. This seasonality is the result of a lower level of purchasing activity, since many of our U.S. customers shut down their manufacturing operations during portions of July and many European manufacturers shut down during portions of August and December.

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements applicable to the company.

YEAR 2000

READINESS

The company completed all Year 2000 readiness projects successfully in 1999, and experienced no material problems as the new year began.

The company has not been informed by any of its suppliers or customers of any material problems experienced by them since the new year began.

COSTS

The costs for gaining Year 2000 compliance were not material for the company's business, operations, or financial condition. The implementation of new integrated information systems was completed for strategic reasons, and associated costs were not incremental expenditures tied to Year 2000 compliance.

RISKS

The transition into the Year 2000 was uneventful. The company makes no assurance that problems, however unlikely, might not emerge at a later date.

FORWARD-LOOKING STATEMENTS

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers' demand and inventory levels (including the loss of certain major customers); the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations; changes in terms from lenders; ability to retain key management and to reach agreement on labor issues; or the failure to identify or carry out suitable strategic acquisitions.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the company's executive officers.

The information required by this item with respect to the company's directors is presented under the caption entitled "Election of Directors" of the company's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company's Annual Meeting of Shareholders to be held on May 24, 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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

                                                                                              PAGE
                                                                                              ----
         Independent Auditors' Report .........................................................24

         Consolidated Statements of Income for the years ended
              December 31, 1999, 1998, and 1997................................................25

         Consolidated Balance Sheets of December 31, 1999 and 1998.............................26

         Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997................................................27

         Consolidated Statements of Stockholders' Equity  and Comprehensive Income
              for the years ended December 31, 1999, 1998, and 1997............................28

         Notes to Consolidated Financial Statements ...........................................29

(a)(2)   Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts Reserves...............................56

         Independent Auditors' Report..........................................................57

(a)(3)   Index to Exhibits, beginning on ......................................................58

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

(c)      Exhibits

         The exhibits required by this item are listed under Item 14(a)(3).....................61

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FiberMark, Inc.:

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period then ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
--------------------------

Burlington, Vermont
February 3, 2000

Vt. Reg. No. 92-0000241

                                 FIBERMARK, INC
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997

                    (In thousands, except per share amounts)

                                                  1999         1998         1997
                                                --------     --------     --------
Net sales ..................................   $ 325,308    $ 307,092    $ 235,358

Cost of sales ..............................     263,385      249,337      189,294
                                               ---------    ---------    ---------
        Gross profit .......................      61,923       57,755       46,064

Selling, general and administrative expenses      24,088       22,684       16,331

Facility closure expense (note 12) .........       9,818        7,274       10,000
                                               ---------    ---------    ---------
        Income from operations .............      28,017       27,797       19,733
                                               ---------    ---------    ---------

Other (income) expense, net ................         469          152          600

Cogeneration income (note 3) ...............        --         (1,451)        (215)

Interest expense ...........................      11,938       11,675        9,457

Interest income ............................        (859)      (1,180)        (270)
                                               ---------    ---------    ---------
        Income before income taxes .........      16,469       18,601       10,161

Income tax expense (note 9) ................       7,486        7,092        3,992
                                               ---------    ---------    ---------
        Net income .........................   $   8,983    $  11,509    $   6,169
                                               =========    =========    =========
Basic earnings per share: ..................   $    1.17    $    1.48    $    1.01
                                               =========    =========    =========
Diluted earnings per share .................   $    1.15    $    1.43    $    0.95
                                               =========    =========    =========
        Average Basic Shares Outstanding ...       7,659        7,751        6,141
        Average Diluted Shares Outstanding .       7,843        8,070        6,492

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                 (In Thousands)

                                                                                  1999         1998
                                                                                --------     ---------
        ASSETS
Current assets:
        Cash ...............................................................   $  12,466    $  33,804
        Accounts receivable, net of allowances of
               $1,023 in 1999 and $626 in 1998 .............................      41,880       31,518
        Inventories (note 4) ...............................................      57,928       48,517
        Other ..............................................................         717          700
        Prepaid expense (note 7) ...........................................        --            204
        Deferred income taxes (note 9) .....................................       3,982        4,612
                                                                               ---------    ---------
                Total current assets .......................................     116,973      119,355

Property, plant and equipment, net (note 5) ................................     171,423      128,375
Goodwill, net ..............................................................      47,038       49,692
Other intangible assets, net ...............................................       6,268        8,383
Prepaid expense (note 7) ...................................................        --          1,176
Other long-term assets .....................................................       1,602        1,433
Other pension assets (note 14) .............................................       3,642        2,817
                                                                               ---------    ---------
                Total assets ...............................................   $ 346,946    $ 311,231
                                                                               =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion long-term debt (note 6) ............................       7,221        3,598
        Accounts payable ...................................................      17,954       16,484
        Accrued liabilities (notes 14 and 16) ..............................      19,898       15,670
        Accrued income taxes payable .......................................       2,815        1,440
        Accrued pension liabilities ........................................        --          1,572
                                                                               ---------    ---------
                Total current liabilities ..................................      47,888       38,764
                                                                               ---------    ---------
Revolving credit line (note 6) .............................................      27,968         --
Long-term debt, less current portion (note 6) ..............................     141,006      133,583
Deferred gain (note 7) .....................................................        --          9,166
Deferred income taxes (note 9) .............................................      16,087       12,655
Other long-term liabilities (note 14) ......................................      22,220       19,500
                                                                               ---------    ---------
                Total long-term liabilities ................................     207,281      174,904
                                                                               ---------    ---------
                Total liabilities ..........................................     255,169      213,668

Commitments and contingencies (note 7)

Stockholders' equity (notes 8, 14 and 19):
    Preferred stock, par value $.001 per share;
        2,000,000 shares authorized and none issued ........................        --           --
    Common stock, par value $.001 per share;
        20,000,000 shares authorized
        7,830,483 and 6,830,483 shares issued and outstanding, respectively,
        in 1999 and 7,777,822 shares issued and outstanding in 1998 ........           8            8
        Additional paid-in capital .........................................      77,052       76,554
        Retained earnings ..................................................      30,017       21,034
        Accumulated other comprehensive loss ...............................      (2,646)         (33)
        Less treasury stock, 1,000,000 shares at cost ......................     (12,654)        --
                                                                               ---------    ---------
                Total stockholders' equity .................................      91,777       97,563
                                                                               ---------    ---------
                Total liabilities and stockholders' equity .................   $ 346,946    $ 311,231
                                                                               =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                FIBERMARK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                 (In Thousands)

                                                                          1999       1998         1997
                                                                        -------     -------     --------
Cash flows from operating activities:
        Net income .................................................   $  8,983    $ 11,509    $  6,169
        Adjustments to reconcile net income to net cash
        provided by operating activities:
                Depreciation and amortization ......................      9,290       8,953       7,393
                Amortization of deferred gain ......................     (1,289)     (1,719)     (1,718)
                Loss on closure of facility ........................      9,818       7,274      10,000
                Loss (gain) on sale of property, plant and equipment         (2)        125
                Cogeneration income ................................       --          --          (215)
                Deferred taxes .....................................      4,643       3,717      (3,586)
                Changes in operating assets and liabilities:
                        Accounts receivable ........................     (8,967)      1,555      (2,431)
                        Inventories ................................     (6,596)     (2,132)     (8,535)
                        Other ......................................        736        (279)        391
                        Accounts payable ...........................      1,197      (7,542)      3,737
                        Accrued pension and other liabilities ......     (1,820)       (765)     (7,965)
                        Prepaid expense ............................       (204)       (307)       (306)
                        Other long-term liabilities ................        297         164       1,570
                        Accrued income taxes payable ...............      2,369      (1,983)      3,422
                                                                       --------    --------    --------
                        Net cash provided by operating activities ..     18,455      18,570       7,926
                                                                       --------    --------    --------
Cash flows used for investing activities:
        Cogeneration receipt .......................................       --          --         2,000
        Purchase of life insurance .................................       (806)     (1,207)     (1,342)
        Additions to property, plant and equipment .................    (15,736)    (13,943)    (13,528)
        Net proceeds from sale of property, plant and equipment ....         38          22        --
        Payments for businesses acquired ...........................    (22,935)    (37,337)       (367)
        Increase in other intangible assets ........................       (254)       (145)       (112)
                                                                       --------    --------    --------
                        Net cash used in investing activities ......    (39,693)    (52,610)    (13,349)
                                                                       --------    --------    --------
Cash flows from financing activities:
        CIT Sale/Leaseback Buyout ..................................    (30,651)       --          --
        Proceeds from issuance of bank debt ........................     20,957      29,552        --
        Proceeds from issuance of common stock .....................       --         2,628      29,205
        Cost of stock offering .....................................       --          (511)       (466)
        Net proceeds from exercise of stock options ................        498         466         117
        Stock repurchase ...........................................    (12,654)       --          --
        Net borrowings under revolving credit line .................     27,968        --          --
        Repayment of debt ..........................................     (3,810)       --          --
        Debt issuance costs ........................................       (366)       --          (500)
                                                                       --------    --------    --------
                        Net cash provided by financing activities ..      1,942      32,135      28,356
                                                                       --------    --------    --------
Effect of exchange rate changes on cash ............................     (2,042)     (1,566)       --

                        Net increase (decrease) in cash ............    (21,338)     (3,471)     22,933

Cash at beginning of  year .........................................     33,804      37,275      14,342
                                                                       --------    --------    --------
Cash at end of year ................................................   $ 12,466    $ 33,804    $ 37,275
                                                                       ========    ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                FIBERMARK, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  Years Ended December 31, 1999, 1998 and 1997

                      (In thousands, except share amounts)

                                                                               Additional  Accumulated
                                                     Common         Stock       Paid-In     Earnings
                                                     Shares         Amount      Capital     (Deficit)
                                                    --------       --------   ------------ ------------
Balance at December 31, 1996 ...................    6,058,638    $        6   $   44,731   $    3,356

  Issuance of common stock .....................    1,500,000             2       28,717         --
  Issuance of common stock .....................        1,043          --             20         --
  Exercise of stock options ....................       21,850          --            117         --
  Tax benefit of option exercise ...............         --            --            124         --
  Comprehensive income:
    Net income .................................         --            --           --          6,169
    Minimum pension liability adjustment, net of
     tax benefit of $295 .......................         --            --           --           --
                                                    ---------    ----------   ----------   ----------
    Total comprehensive income .................

Balance at December 31, 1997 ...................    7,581,531             8       73,709        9,525

  Issuance of common stock .....................      135,000          --          2,117         --
  Issuance of common stock .....................            6          --           --           --
  Exercise of stock options ....................       61,285          --            466         --
  Tax benefit of option exercise ...............         --            --            262         --
  Comprehensive income:
   Net income ..................................         --            --           --         11,509
   Minimum pension liability adjustment, net of
    tax benefit of $876 ........................         --            --           --           --
   Currency translation adjustment .............         --            --           --           --
                                                    ---------    ----------   ----------   ----------
   Total comprehensive income ..................

Balance at December 31, 1998 ...................    7,777,822             8       76,554       21,034

  Exercise of stock options ....................       52,661          --            403         --
  Tax benefit of option exercise ...............         --            --             95         --
  Purchase of Treasury Stock ...................   (1,000,000)         --           --           --
  Comprehensive income:
   Net income ..................................         --            --           --          8,983
   Minimum pension liability adjustment, net of
    tax provision of $577 ......................         --            --           --           --
   Currency translation adjustment .............         --            --           --           --
                                                    ---------    ----------   ----------   ----------
   Total comprehensive income ..................

Balance at December 31, 1999 ...................    6,830,483    $        8   $   77,052   $   30,017
                                                    =========    ==========   ==========   ==========


                                                   Accumulated                    Total
                                                      Other                     Stockholders'
                                                  Comprehensive     Treasury      Equity
                                                  Income (loss)      Stock       (Deficit)
                                                  -------------     ---------   -------------
Balance at December 31, 1996 ...................         --            --      $   48,093

  Issuance of common stock .....................         --            --          28,719
  Issuance of common stock .....................         --            --              20
  Exercise of stock options ....................         --            --             117
  Tax benefit of option exercise ...............         --            --             124
  Comprehensive income:
    Net income .................................         --            --           6,169
    Minimum pension liability adjustment, net of
     tax benefit of $295 .......................         (471)         --            (471)
                                                   ----------       -------    ----------
    Total comprehensive income .................                                    5,698
                                                                               ----------
Balance at December 31, 1997 ...................         (471)         --          82,771

  Issuance of common stock .....................         --            --           2,117
  Issuance of common stock .....................         --            --            --
  Exercise of stock options ....................         --            --             466
  Tax benefit of option exercise ...............         --            --             262
  Comprehensive income:
   Net income ..................................         --            --          11,509
   Minimum pension liability adjustment, net of
    tax benefit of $876 ........................       (1,128)         --          (1,128)
   Currency translation adjustment .............        1,566          --           1,566
                                                   ----------       -------    ----------
   Total comprehensive income ..................                                   11,947
                                                                               ----------
Balance at December 31, 1998 ...................          (33)         --          97,563

  Exercise of stock options ....................         --            --             403
  Tax benefit of option exercise ...............         --            --              95
  Purchase of Treasury Stock ...................         --         (12,654)      (12,654)
  Comprehensive income:
   Net income ..................................         --            --           8,983
   Minimum pension liability adjustment, net of
    tax provision of $577 ......................          843          --             843
   Currency translation adjustment .............       (3,456)         --          (3,456)
                                                   ----------       -------    ----------
   Total comprehensive income ..................                                    6,370
                                                                               ----------
Balance at December 31, 1999 ...................   $   (2,646)      (12,654)   $   91,777
                                                   ==========       =======    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

(1)   DESCRIPTION OF BUSINESS

      FiberMark produces specialty fiber-based materials in three operating segments: German operations and filter media, technical and office products, and durable specialties. FiberMark is headquartered in Brattleboro, Vermont, and operates seven facilities located in the eastern and midwestern regions of the United States and three facilities in Germany.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the moving weighted average cost method for raw materials and the first-in, first-out (FIFO) method for work in process and finished goods.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets. Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty
      (40) and twenty (20) years, respectively. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

      OTHER INTANGIBLE ASSETS AND GOODWILL

      Other intangible assets and goodwill is summarized as follows at December 31, 1999 and 1998 (in thousands):

                                                           1999     1998
                                                          ------   -------
      Goodwill, net of accumulated amortization of
      $5,338 in 1999 and $3,609 in 1998 ..............   $47,038   $49,692
                                                         =======   =======
      Debt issue costs, net of accumulated amortization
      of $1,619 in 1999 and $1,008 in 1998 ...........     4,268     4,590

      Intangible pension assets (see note 14) ........       768     2,788

      Organization costs, net of accumulated amortization
      of $485 in 1998 ................................      --          57

          Other, net of accumulated amortization of
              $133 in 1999 and $55 in 1998 ...........     1,232       948
                                                         -------   -------

          Other intangible assets, net ...............   $ 6,268   $ 8,383
                                                         =======   =======

      Goodwill represents the cost in excess of the fair value of the net assets of acquired companies and is amortized on a straight-line basis over thirty years. The company periodically evaluates the recoverability of goodwill triggered by such factors as business trends and prospects and market and economic conditions. The company measures the amount of impairment, if any, by using the discounted cash flow method. The significant aspects considered in the assessment, such as interest charges and the discount rate, would be selected based on current market conditions.

      Debt issue costs related to the Series B Senior Notes are amortized using the interest method over the life of those notes. Other debt issue costs are amortized on a straight-line basis over the life of the related debt.

      The remaining net book value of organization costs of $57,000 were written off in the first quarter of 1999 in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES.

      Other intangible assets are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

      Amortization expense for other intangibles and goodwill was $2,454,000, $2,567,000 and $2,542,000 in 1999, 1998 and 1997, respectively.

      DEFERRED GAIN

      The deferred gain incurred in connection with the sale-leaseback transaction was amortized on a straight-line basis over the life of the lease until termination (see note 7).

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred and are reflected in cost of sales. The costs amounted to $2.4 million, $2.4 million and $1.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

      FOREIGN CURRENCY TRANSLATION

      The functional currency of all operations outside the U.S. is the respective local currency. The assets and liabilities of these operations are translated at the exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of accumulated other comprehensive income (loss).

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

                                                      1999        1998        1997
                                                      ----        ----        ----
Numerator:

   Income available to common shareholders
   used in basic and diluted earnings per share   $    8,983   $   11,509   $    6,169
                                                  ==========   ==========   ==========

Denominator:

   Denominator for basic earnings per share:

        Weighted average shares ...............    7,659,420    7,751,399    6,140,673

   Effect of dilutive securities:

        Fixed stock options ...................      183,233      318,987      351,114
                                                  ----------   ----------   ----------

   Denominator for diluted earnings per share:

        Adjusted weighted average shares ......    7,842,653    8,070,386    6,491,787
                                                  ==========   ==========   ==========

                                      1999   1998     1997
                                      ----   ----     ----
       Basic earnings per share .   $ 1.17   $ 1.48   $ 1.01
       Diluted earnings per share   $ 1.15   $ 1.43   $  .95

      Stock options that could potentially dilute earnings per share in the future of 693,681, 303,130 and 69,534 in 1999, 1998 and 1997,
      respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the third quarter of 1999, the company decided to discontinue manufacturing at its Hughesville, New Jersey, facility. During the fourth quarter of 1998, the company decided to close their Beaver Falls, New York, facility. In the fourth quarter of 1997, the company also decided to close its Owensboro, Kentucky, facility. The costs of closing these facilities, including the costs associated with disposing of the assets, are reflected as a component of income from operations (see note 12).

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

      ENVIRONMENTAL MATTERS

      Pursuant to environmental laws and regulations, there are currently pending investigations at certain of the company's plants relating to the release of hazardous substances, materials and/or wastes. In addition, various predecessors of the company have been named as potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA") for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. The company has not received any notification or inquiry from EPA or any other agency concerning these sites. Management believes that the company will have no material liability in connection with the clean-up of these sites. However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

      OTHER MATTERS

      The company is involved in various legal proceedings in the ordinary course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the company's financial condition, results of operations or cash flows.

      REVENUE RECOGNITION

      The company recognizes revenue from product sales upon shipment to customers.

      CONCENTRATION RISK

      The company's hourly employees and 71% of the company's German salaried employees are union eligible under various collective bargaining agreements expiring through 2004. As union membership is voluntary and membership does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on February 29, 2000 at the three German facilities cannot be determined. The agreement that will expire April 28, 2000, covers 6% of the company's hourly employees at the Richmond, Virginia, facility.

(3)   COGENERATION PROJECT

      In 1993, the company entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine") pursuant to which the company's Latex Fiber Products Division would host a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. Construction of the facility has been completed. The company received $4.4 million in cash in 1993. The company had a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million, was recorded as income in the first quarter of 1995. Cash payments of $2 million each were received in May 1997 and 1996 and $3 million was received in 1995. In December 1998, the owner of the cogeneration facility sold the business and related equipment to another party. The company received a one-time payment of approximately $1.5 million as consideration for its consent to the assignment of the related ground lease to the new owner.

(4)   INVENTORIES

      Inventories consist of the following at December 31, 1999 and 1998 (in thousands):

                                        1999      1998
                                        ----      ----
       Raw materials ..............   $21,232   $16,328
       Work in process ............    14,774    11,928
       Finished goods .............    17,561    16,681
       Stores inventory ...........     2,386     1,671
       Operating supplies .........     1,975     1,909
                                      -------   -------

                  Total inventories   $57,928   $48,517
                                      =======   =======

(5)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31, 1999 and 1998 (in thousands):

                                                           1999        1998
                                                           ----        ----
       Land .........................................   $  14,332    $  13,940
       Buildings and improvements ...................      36,950       31,754
       Machinery and equipment ......................     133,000       94,294
       Construction in progress .....................       6,626        5,660
                                                        ---------    ---------
                                                          190,908      145,648

       Less accumulated depreciation and amortization     (19,485)     (17,273)
                                                        ---------    ---------

       Net property, plant and equipment ............   $ 171,423    $ 128,375
                                                        =========    =========

      Depreciation expense was $6,836,000, $6,386,000 and $4,852,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

(6)   DEBT

      The company's long-term debt is summarized as follows at December 31, 1999 and 1998 (in thousands):

                                                                                      1999          1998
                                                                                      ----          ----
        Series B senior notes - interest at 9.375%, interest
         payable semi-annually in arrears on April 15 and
         October 15, unsecured, due October 15, 2006 .............................   $ 100,000    $ 100,000

        Bank term loan - interest rates ranging from 5.765% to 7.015% payable semi-annually in arrears on January 12 and July 12, secured by the stock of the Gessner subsidiary, annual principal payments commencing
           January 12, 1999 through the year 2005 ................................      25,790       32,383

        Term loan - interest at 5%, unsecured, interest and principal payable
           annually in three installments commencing March 31, 1999 ..............       3,095        4,798

        Bank term loan - interest rates ranging from 5.40% to 7.10%, payable semi-annually in arrears on March 17 and September 17, secured by the stock of the Lahnstein subsidiary, annual principal payments commencing
           September 17, 2000 through the year 2005 ..............................      14,700         --

       Bank term loan - interest rate ranging from 4.35% to 5.35%, payable semi-annually in arrears on June 30 and December 30, secured by the stock of the Lahnstein subsidiary, annual principal payments commencing
          December 31, 1999
          through the year 2004 ..................................................       4,642         --
                                                                                     ---------    ---------
       Total Debt ................................................................     148,227      137,181

       Less Current Portion ......................................................      (7,221)      (3,598)
                                                                                     ---------    ---------
       Long-term Portion .........................................................   $ 141,006    $ 133,583
                                                                                     =========    =========


      The Series B senior notes are redeemable at the company's option in whole or in part, on or after October 15, 2001 at redemption prices ranging from 100% to 104.688% of face value.

      Approximately, $11,650,000, $10,474,000 and $9,430,000 of interest was paid during the years ended December 31, 1999, 1998 and 1997, respectively.

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 and thereafter are as follows (in thousands):

       2000 .........................................   $  7,221
       2001 .........................................      8,253
       2002 .........................................      8,575
       2003 .........................................      8,575
       2004 .........................................      8,059
       Thereafter....................................    107,544

      The company expanded its revolving credit facility with CIT from $20.0 million to $50.0 million. The interest rate on the line as of December 31, 1999 is prime plus .5% or LIBOR plus 2%. The revolving credit line is subject to a commitment fee payable at the rate of 3/8 of 1% per annum on the daily average unused portion of this line. This fee is payable on a quarterly basis. In addition, the company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examination, analysis and evaluation of the collateral. As of December 31, 1999, $28.0 million was outstanding under such credit facility. There are no balances due under this facility until its final maturity on September 30, 2002.

      In connection with the acquisition of Steinbeis Gessner GmbH (see note
      11), two credit facilities were established by Gessner with Bayerische Vereinsbank AG.

      Gessner has $7,740,000 in available funds through a line of credit with Bayerische Vereinsbank AG at December 31, 1999. The interest rate on the line as of December 31, 1999 is LIBOR plus 1.75%. The credit line is subject to a commitment fee payable semi-annually at the rate of 1/4 of 1% per annum on the undisbursed amount. As of December 31, 1999, no advances were outstanding under this facility.

      In addition, Gessner established a loan agreement with Bayerische Vereinsbank AG for the purposes of financing capital expenditures. Under this agreement, Gessner has $2,579,000 remaining in available funds at December 31, 1999. The interest rate as of December 31, 1999 is LIBOR plus 1.75%. The available funds mature on December 31, 2000. The agreement is subject to a commitment fee at the rate of 1/4 of 1% per annum on the undisbursed amount at maturity. As of December 31, 1999, $4,642,000 was outstanding under such credit facility.

      The company arranged a $15 million capital spending facility with Jules & Associates to partially fund the installation of a new paper machine at its Warren Glen, New Jersey, facility. The facility has a fixed interest rate of approximately 8.5% and will amortize over seven years. As of December 31, 1999, no advances were outstanding under this facility.

(7)   LEASES

      DEFERRED GAIN AND SALE-LEASEBACK

      In April 1994, FiberMark entered into a sale-leaseback agreement with The CIT Group, Inc. ("CIT"). FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000. As a result FiberMark recorded a deferred gain of $17,187,000 which is amortized on a straight-line basis over the life of the ten year lease. In 1999, 1998 and 1997 the company amortized $1,289,000, $1,719,000 and $1,718,000, respectively, of the deferred gain into income. At December 31, 1998, the deferred gain amounted to $9,166,000, net of accumulated amortization of $8,021,000.

      In connection with the sale-leaseback transaction, CIT leased back the fixed assets to FiberMark utilizing a ten-year operating lease. The lease requires quarterly payments of $843,000 for the first five years and quarterly payments of $690,000 for the remaining five years of the lease.

      In December 1995 FiberMark amended the sale-leaseback agreement whereby FiberMark sold a newly constructed wet end machine ("Kobayashi") for $10 million. No gain or loss was recorded on the transaction. FiberMark received $5.0 million of the purchase price from CIT in December 1995, the remaining $5.0 million was placed in escrow and paid during 1996 when all specifications were met. CIT leased back the Kobayashi machine to FiberMark using the remaining 8.5 years of the operating lease discussed above. The amended lease required additional payments including a first quarter payment of $113,000 and quarterly payments of $339,901 for the next 33 quarters.

      Rental expense associated with these leases is recognized on a straight-line basis and amounted to $3,320,000, $4,426,000 and $4,426,000 for the years ending December 31, 1999, 1998 and 1997, respectively. Accumulated deferred rent expense included in prepaid expense amounted to $1,380,000 as of December 31, 1998.

      On September 30, 1999, the company terminated the sale/leaseback facility with The CIT Group, and repurchased the assets at its Brattleboro mill. Concurrently, the company expanded its revolving credit facility with CIT from $20.0 million to $50.0 million (see note 6). The remaining unamortized balance of the deferred gain, net of the accumulated deferred rent expense ($7,158,000) was offset against the asset purchase price.

      OTHER LEASES

      The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisitions of Steinbeis Gessner GmbH in January 1998 and Papierfabrik Lahnstein GmbH in August 1999, and with facilities purchased from CPG in October 1996.

      Rental expense was $1,287,000, $869,000 and $420,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      As of December 31, 1999, obligations to make future minimum lease payments under these leases were as follows (in thousands):

          PAYMENTS TO BE MADE IN THE YEARS ENDING DECEMBER 31:
          ----------------------------------------------------
             2000            $1,230
             2001             1,043
             2002               961
             2003               855
             2004               748
       Thereafter               267
                             ------
                             $5,104
                             ------

(8)   PREFERRED STOCK

      At December 31, 1999 and 1998, the company has 2,000,000 shares of preferred stock authorized with none issued. The company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.

(9)   INCOME TAXES

      Income before provision for income taxes, classified by source of income was as follows:

                                                    1999     1998       1997
                                                   ------   ------     ------
       U.S ....................................   $ 4,134   $10,013   $10,161
       Foreign ................................    12,335     8,588      --
                                                  -------   -------   -------
       Income before provision for income taxes   $16,469   $18,601   $10,161
                                                  =======   =======   =======

      The components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                 1999        1998       1997
                                -----       ------     ------
       Current

            Federal .........   $ 1,449    $ 2,201    $ 6,137
            State ...........       406        558      1,439
            Foreign .........     1,796        616       --
                                -------    -------    -------
                                  3,651      3,375      7,576

       Deferred

            Federal and State      (222)       296     (3,584)
            Foreign .........     4,057      3,421       --
                                -------    -------    -------
                                  3,835      3,717     (3,584)

       Income tax expense ...   $ 7,486    $ 7,092    $ 3,992
                                =======    =======    =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                             December 31, 1999
                                        ----------------------------
                                        Deferred Tax    Deferred Tax
                                             Assets      Liabilities
                                        ------------    ------------
       Accounts receivable .........        $ 1,062        $  --
       Inventory ...................          1,075           --
       Property, plant and equipment           --           20,068
       Payroll related accruals ....          5,218           --
       Intangible assets ...........           --              252
       Miscellaneous reserves ......            600           --
       Facility closure ............            260           --
                                            -------        -------
                                            $ 8,215        $20,320
                                            =======        =======

                                             December 31, 1998
                                        ----------------------------
                                        Deferred Tax    Deferred Tax
                                             Assets      Liabilities
                                        ------------    ------------
       Accounts receivable .........        $   687        $  --
       Inventory ...................            513           --
       Property, plant and equipment           --           18,627
       Payroll related accruals ....          4,750           --
       Intangible assets ...........           --              216
       Miscellaneous reserves ......            546           --
       Deferred gain ...............          3,492           --
       Facility closure ............            812           --
                                            -------        -------
                                            $10,800        $18,843
                                            =======        =======


      SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

      A reconciliation of income taxes from continuing operations at the United States statutory rate to the effective rate for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                 1999          1998          1997
                                                 ----          ----          ----
       U.S. federal rate ................        34.0%         34.0%         34.0%
       State taxes net of federal benefit         7.6%          4.6%          6.1%
       Foreign rate difference ..........         6.0%          3.9%         --
       Other ............................        (2.1%)        (4.4%)        (0.8%)
                                                 ----          ----          ----
       Effective tax rate ...............        45.5%         38.1%         39.3%
                                                 ====          ====          ====

      Income taxes paid during 1999, 1998 and 1997 were $2,831,000, $5,399,000 and $5,696,000, respectively.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price and amounts to $175,695,000 (carrying value of $176,195,000) at December 31, 1999, and
      $139,181,000 (carrying value $137,181,000) at December 31, 1998.
      Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 1999 and 1998.

(11)  ACQUISITIONS

      1999 ACQUISITION

      Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH for a purchase price of $22.1 million. FiberMark Lahnstein manufactures specialty papers and nonwoven materials. The operation's coating substrates are used for wallcoverings, security papers, self-adhesive labels and flooring overlay; printing substrates for graphic arts applications, specialty tags and labels; and disposable nonwovens for medical products and tablecloths. This acquisition was financed with $6.9 million of cash reserves along with borrowings under a DM 28.5 ($15.2) million bank facility with Bayerische Vereinsbank. The acquisition was accounted for using the purchase method. Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The 1999 consolidated results include Lahnstein's results of operations for five months.

      The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assumes the Lahnstein acquisition occurred as of the beginning of the periods presented (dollars in thousands, except per share amounts):

                                       Unaudited        Unaudited
                                         1999             1998
                                       ---------        ---------
       Net sales ..............        $348,384         340,723
       Net income .............           9,875          12,277
       Basic earnings per share            1.29            1.58

      The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

      1998 ACQUISITION

      Effective January 1, 1998, the company purchased all of the outstanding shares of Steinbeis Gessner GmbH (Gessner) for $40.0 million and DM 8.08 ($4.4) million in cash. Gessner manufactures crepe masking and specialty tape materials, wet and dry abrasives papers, filter media for automotive air, oil and fuel and filter media for automotive cabins and vacuum cleaner bags. The acquisition was financed with a portion of the proceeds of the sale of 1,500,000 shares of the company's common stock for $28.7 million along with borrowings under a DM 54.0 ($29.6) million bank facility provided by Bayerische Vereinsbank AG and an unsecured note issued by Gessner and guaranteed by the company to the seller in the amount of DM 8.0 ($4.4) million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $6.4 million of cost in excess of net assets acquired, or goodwill which is being amortized on a straight line basis over thirty years. The 1998 consolidated results include Gessner's results of operation for the entire year.

      The following summarized unaudited pro forma results of operations for the year ended December 31, 1997, assumes the Gessner acquisition occurred as of the beginning of the periods presented (dollars in thousands, except per share amounts):

                                       Unaudited
                                       ---------
       Net sales ..............        $313,719
       Net income .............           9,851
       Basic earnings per share            1.30

      The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(12) FACILITY CLOSURE

      On January 14, 1998, the company closed the Owensboro, Kentucky, facility. Production at this facility was moved into certain of the company's other operations. As of December 31, 1997, the company recorded a facility closure charge of $10,000,000 to recognize severance and benefits for the employees to be terminated ($450,000) to reflect contract cancellation costs ($325,000), to reflect the write down to estimated fair market value of the plant and equipment not expected to be transferred to other facilities ($8,129,000), to write off goodwill ($186,000) and organization costs ($185,000) and to write off or accrue for other miscellaneous costs ($725,000). The company terminated 39 administrative and plant employees. The actual termination benefits paid were $492,000. Results of operations of the facility amounted to a $.3 million loss for the year ended December 31, 1997.

      In 1998 the company added $520,000 to previously accrued expenses related to its Owensboro, Kentucky, mill to facility closure expense. The company also added $2,468,000 to previously accrued facility closure expenses in 1999 for its Owensboro, Kentucky, mill to reflect a full write off of property, plant and equipment value for that facility.

      The company ceased operations at its Beaver Falls, New York, facility on January 29, 1999. Part of the historical demand from this facility has been taken in-house by an integrated customer. The balance of the production demand will be absorbed by other mills within the company. As of December 31, 1998, the company recorded a facility closure charge of $7,794,000 to recognize severance and benefits for the employees to be terminated ($1,427,000) to reflect contract cancellation costs ($250,000) and to reflect the write off of property, plant and equipment ($6,117,000). The company terminated 87 administrative and plant employees. Actual termination benefits paid were $1,449,000. Results of operations of the facility amounted to a $.1 million income for the year ended December 31, 1998. In 1999 the company added approximately $120,000 to previously accrued facility closure expenses for its Beaver Falls, New York, mill to reflect additional severance and benefits for terminated employees.

      On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease operations at Hughesville in December 2000. As of December 31, 1999, the company recorded a facility closure charge of $7,230,000 to recognize severance and benefits for employees to be terminated ($523,000), and to reflect the write off of property, plant and equipment ($6,707,000). The company expects to terminate 33 administrative and plant employees. Results of operations of the facility amounted to a $135,000 loss for the year ended December 31, 1999.

(13)  RELATED PARTY TRANSACTIONS

      The company paid a management fee of $250,000 for the year ended December 31, 1997 to an equity owner, MDC Management company ("MDC"), pursuant to a management agreement with MDC which called for an annual fee of $250,000 through 1997.

(14)  RETIREMENT AND DEFERRED COMPENSATION PLANS

      QUALIFIED PLANS

      The company has a defined contribution plan (salaried and hourly) and a defined benefit (hourly) retirement plan for FiberMark.

      DEFINED CONTRIBUTION PLAN

      The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Defined contribution expense for the company was $1,022,000, $1,017,000 and $1,102,000 for the years ended December 31, 1999, 1998 and
      1997, respectively.

      DEFINED BENEFIT PLAN FOR HOURLY EMPLOYEES

      Effective August 13, 1997, the CPG defined benefit pension plan was merged into the FiberMark, Inc. pension plan and the assets and liabilities of both plans were combined. The defined benefit plan is an ERISA and IRS-qualified plan. Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations. The company annually contributes at least the minimum amount as required by ERISA.

      The following table sets forth the accumulated pension benefit obligation
      (APBO) (in thousands):

                                                      1999              1998
                                                      ----              ----
       APBO at January 1 ...................        $ 25,831         $ 11,680
       Increase due to Gessner acquisition .            --             10,322
       Increase due to Lahnstein acquisition           6,634             --
       Service cost ........................             743              702
       Interest cost .......................           1,702            1,437
       Actuarial loss (gain) ...............          (1,337)           2,657
       Benefits paid .......................          (1,319)            (967)
       Plan amendments .....................             435             --
       Foreign currency impact .............          (1,663)            --
                                                    --------         --------
       APBO at December 31 .................        $ 31,026         $ 25,831
                                                    ========         ========

      The funded status at December 31 is (in thousands):

                                                          1999              1998
                                                          ----              ----
       Projected benefit obligation ............        $(31,026)        $(25,831)
       Fair value of plan assets ...............          13,631           11,062
                                                                         --------
       Funded status ...........................         (17,395)         (14,769)
       Unrecognized net transition obligation ..              13               16
       Unrecognized prior service cost .........             539              150
       Unrecognized net loss ...................           1,417            3,493
                                                        --------         --------
       Accrued pension cost before
           adjustment for minimum liability ....         (15,426)         (11,110)
       Adjustment to recognize minimum liability          (1,010)          (3,659)
                                                        --------         --------
       Accrued pension cost included in other
           long-term liabilities ...............        $(16,436)        $(14,769)
                                                        ========         ========

      Net periodic pension expense included the following components (in thousands):

                                                           1999            1998            1997
                                                           ----            ----            ----
       Service cost .............................        $   753         $   691         $   445
       Interest cost ............................          1,744           1,405             686
       Return on assets .........................         (1,417)         (2,055)           (668)
       Net amortization and deferral:

           Unrecognized net transition obligation              3               3               3
           Unrecognized prior service cost ......             46              12              12
           Unrecognized loss ....................             81              83              14
           Net asset gain deferred ..............            382           1,320              40
           Recognized net loss ..................            101            --              --
                                                         -------         -------         -------
       Net periodic pension expense .............        $ 1,693         $ 1,459         $   532
                                                         =======         =======         =======

      The following table reconciles plan assets (in thousands):

                                                               1999             1998
                                                               ----             ----
       Fair value of plan assets at beginning of year        $ 11,062         $  7,832
       Return on plan assets ........................           1,417            2,055
       Employer contributions .......................           2,471            2,142
       Benefits paid ................................          (1,319)            (967)
                                                             --------         --------
       Fair value of plan assets at end of year .....        $ 13,631         $ 11,062
                                                             ========         ========

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1999 and 1998 was 7.25% and 6.5%, respectively. The expected long-term rate of return on plan assets was 9% in 1999 and 1998.

      As is required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, for plans where the accumulated pension benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated pension benefit obligation as a long-term liability with an offsetting intangible asset ($552,000 and $166,000 at December 31, 1999 and 1998, respectively, included in other intangible assets, net) and equity adjustment, net of tax impact.

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

      The following table sets forth the accumulated pension benefit obligation
      (APBO) (in thousands):

                                                    1999           1998
                                                    ----           ----
       APBO at January 1 .................        $ 3,604         $ 3,464
       Service cost ......................            136             182
       Interest cost .....................            230             251
       Actuarial gain ....................           (481)           (293)
       Plan Amendments ...................            (64)           --
       Benefits paid .....................           --              --
                                                   -------         -------
       APBO at December 31................        $ 3,425         $ 3,604
                                                   =======         =======

      The funded status at December 31 is (in thousands):

                                                                 1999           1998
                                                                 ----           ----
       Projected benefit obligation ...................        $(3,425)        $(3,604)
       Fair value of plan assets ......................          1,895             566
                                                               -------         -------
       Funded Status ..................................         (1,530)         (3,038)
       Unrecognized prior service cost ................          2,269           2,583
       Unrecognized net (gain) or loss ................         (1,078)             71
                                                               -------         -------
       Accrued pension cost before
           adjustment for minimum liability ...........           (339)           (384)
       Adjustment to recognize minimum liability ......           (939)         (2,557)
                                                               -------         -------
       Accrued pension cost included in other long-term
           liabilities ................................        $(1,278)        $(2,941)
                                                               =======         =======

      Net periodic pension expense included the following components (in thousands):

                                                   1999          1998          1997
                                                   ----          ----          ----
       Service cost ......................        $ 136         $ 182         $  87
       Interest cost .....................          230           251           104
       Return on assets ..................         (735)           34          --
       Net amortization and deferral:
           Unrecognized prior service cost          250           256           128
           Net asset gain (loss) deferred           668           (58)         --
                                                  -----         -----         -----
       Net periodic pension expense ......        $ 549         $ 665         $ 319
                                                  =====         =====         =====

      The following table reconciles plan assets (in thousands):

                                                              1999          1998
                                                              ----          ----
       Fair value of plan assets at beginning of year        $  566        $ --
       Return on plan assets ........................           735           (34)
       Employer contributions .......................           594           600
       Benefits paid ................................          --            --
                                                             ------        ------
       Fair value of plan assets at end of year .....        $1,895        $  566
                                                             ======        ======

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 1999 and 1998 was 7.25% and 6.5%, respectively. The expected long-term rate of return on plan assets was 7% in 1999 and 1998.

      As required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, for plans where the accumulated pension benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated pension benefit obligation as a long-term liability with an offsetting intangible asset of $216,000 and $2,622,000 at December 31, 1999 and 1998,
      respectively, included in other intangible assets, net.

      DEFERRED COMPENSATION PLAN

      The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earn a guaranteed rate of return. As of December 31, 1999 and 1998, the company has accrued $3,642,000 and $2,809,000, respectively, for its obligation under the plan included in other long-term liabilities. The company's expense, which includes company contributions and interest expense, amounted to $28,000, $17,000 and $152,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $3,642,000 and $2,817,000 as of December 31, 1999 and 1998,
      respectively.

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

      The following table sets forth the accumulated pension benefit obligation
      (APBO) (in thousands):

                                                  1999            1998
                                                  ----            ----
       APBO at January 1 ...............       $ 1,641         $ 1,604
       Service cost ....................            30              35
       Interest cost ...................            93             101
       Actuarial gain ..................          (257)            (34)
       Benefits paid ...................           (66)            (65)
                                                -------         -------
       APBO at December 31..............       $ 1,441         $ 1,641
                                                =======         =======

      The funded status at December 31 is (in thousands):

                                                                1999            1998
                                                                ----            ----
       Funded status at December 31 ...................        $(1,441)        $(1,641)
       Unamortized prior cost .........................             23            --
       Unrecognized net actuarial loss (gain) .........           (205)             71
                                                               -------         -------
       Accrued post-retirement benefit cost included in
            other long-term liabilities ...............        $(1,623)        $(1,570)
                                                               =======         =======

      Net periodic post-retirement benefits cost included the following components (in thousands):

                                    1999          1998          1997
                                    ----          ----          ----
       Service cost ........        $  30         $  35        $  43
       Interest cost on APBO           93           101           99
       Prior service cost ..            3          --           --
       Actuarial gain ......           (7)         --           --
                                    -----         -----        -----
                                    $ 119         $ 136        $ 142
                                    =====         =====        =====

      The assumed health care cost trend rate used in measuring future benefit costs was 7.5%, gradually declining to 6% by 2001 and remaining at that level thereafter. A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $1,327,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 1999 of $118,000. Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $1,245,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $108,000 for the year ended December 31, 1999. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% and 6.5% as of December 31, 1999 and 1998, respectively.

(16)  ACCRUED LIABILITIES CONSIST OF (IN THOUSANDS):                               1999             1998
      ----------------------------------------------                               ----             ----
          Salaries and related benefits                                           $  9,858         $  7,170
          Interest                                                                   2,003            2,003
          Facility closure costs                                                       684            1,670
          Post-retirement benefits                                                   1,623            1,570
          Other                                                                      5,730            3,257
                                                                                     -----            -----
                                                                                  $ 19,898         $ 15,670
                                                                                  ========         ========

(17)  SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash disclosures related to the acquisitions:

                                            1999             1998
                                            ----             ----
       Assets acquired ...........        $ 36,046         $ 54,656
       Liabilities assumed........         (12,977)         (16,270)
                                          --------         --------
       Cash paid .................          23,069           38,386
       Less cash acquired.........            (134)          (1,049)
                                          --------         --------
                                          $ 22,935         $ 37,337
                                          ========         ========

      During 1999 the company recorded an intangible asset related to the hourly defined benefit pension plan of $386,000 and a long-term liability of $1,806,000. The offset resulted in a minimum pension liability adjustment of $843,000, net of tax provision.

      During 1999 the company reduced its intangible asset related to the SERP in the amount of $2,406,000 and reduced the related long-term liability for the same amount.

      Non-cash investing and financing activities:

      During 1998 the company recorded an intangible asset related to the hourly defined benefit pension plan amounting to $166,000 and a long-term liability of $2,170,000. The offset resulted in a minimum pension liability adjustment of $1,128,000, net of tax benefit.

      During 1998 the company increased its intangible asset related to the SERP in the amount of $135,000 and a related long-term liability for the same amount.

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

(18)  SIGNIFICANT BUSINESS CONCENTRATIONS

                                                   1999       1998        1997
                                                   ----       ----        ----
        CUSTOMER CONCENTRATION
        Total % sales from top 5 customers .        24%        24%        28%

        Foreign sales as % of total sales(a)        34%        29%         8%

            Europe .........................        27%        23%         2%
            Far East .......................         4%         3%         4%
            Other (including Latin America)          3%         3%         2%

       (a)Excluding Canada

(19)  STOCK OPTION AND BONUS PLANS

      The company has several stock option plans which provide for grants of non-qualified or incentive stock options. The 1992 Amended and Restated Stock Option Plan ("1992 Plan") is fully granted at 301,425 shares of common stock to management of the company. Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

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

      During 1998 the company authorized the grant of up to 200,000 stock options under a new plan, the 1998 Stock Option Plan ("1998 Plan") to non-employee Directors. The 1998 Plan contains two types of option grants:
      (1) a base grant of an option for 7,500 shares which vests at a rate of 20% for each year of board service and (2) a performance grant of an option for 15,000 shares which has accelerated vesting if the stock of the company reaches certain price levels for 20 consecutive trading days and ultimately vests after eight years of service on the Board of Directors.

      The following table sets forth the stock option transactions for the three years ended December 31, 1999:

                                                                                             Weighted
                                                                          Number              Average
                                                                            of               Exercise
                                                                          Shares              Price
                                                                         --------           ------------
          Outstanding, December 31, 1996                                 751,234            $  7.83

          1997:          Granted                                         182,500              21.87
                         Exercised                                       (21,850)              5.36
                         Forfeited                                        (7,500)              9.96
                                                                         -------

          Outstanding, December 31, 1997                                 904,384              10.70


          1998:          Granted                                         335,000              20.88
                         Exercised                                       (61,285)              7.60
                         Forfeited                                       (26,715)             13.02
                                                                         -------

          Outstanding, December 31, 1998                               1,151,384              13.77

          1999:          Granted                                         196,500              13.75
                         Exercised                                       (52,661)              7.67
                         Forfeited                                      (126,828)             14.83
                                                                       ---------

          Outstanding, December 31, 1999                               1,168,395            $ 13.93
                                                                       =========

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                        Options Exercisable
                                -------------------------------------------        ---------------------------
                                                 Weighted
                                  Number          Average          Weighted          Number           Weighted
            Range of            Outstanding      Remaining          Average        Exercisable         Average
            Exercise                at          Contractual        Exercise            at             Exercise
             Prices              12/31/99          Life              Price          12/31/99            Price
            --------            -----------     -----------        ---------       -----------        ---------
          $  3.33                 207,380           2.6         $     3.33            207,380     $      3.33
             6.00 to 7.83          93,100           5.1               7.00             87,884            6.95
             9.00 to 9.41        133,913            6.5               9.21            112,882            9.25
             13.38 to 13.75      420,002            8.6              13.58             90,041           13.47
             19.44 to 25.63      209,000            7.9              21.66             89,600           22.28
             30.00 to 38.00      105,000            8.4              33.00               --              --
                               ---------                                              -------
                               1,168,395                                              587,787
                               =========                                              =======

      The company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for stock options granted under the plans during 1999, 1998 and 1997 as the options were all granted at exercise prices which equaled the market value at the date of the grant. Compensation for the options granted prior to December 31, 1992, at $3.33 per share was measured as of the grant date based upon a fair market value of $5.33 per share as determined by the Board of Directors and is being recognized as expense over the vesting period. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards during 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:

                                                         1999             1998              1997
                                                         ----             ----              ----
       Net income, as reported ...............        $   8,983        $   11,509        $   6,169
       Net income, pro forma .................            7,265             9,919            5,304

       Basic earnings per share, as reported .        $    1.17        $     1.48        $    1.01
       Basic earnings per share, pro forma ...              .95              1.28              .86

       Diluted earnings per share, as reported        $    1.15        $     1.43        $     .95
       Diluted earnings per share, pro forma .              .93              1.23              .82

      Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 33%, 51% and 31%; and expected lives per the plan agreement.

      Effective January 1, 1994, the Compensation Committee adopted the Executive Bonus Plan, which provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. Although the Executive Bonus Plan is subject to annual review by the Committee, the Committee expects it to remain in place for a five-year term. Expense recorded under the plan amounted to $652,000, $660,000 and $1,001,000 in 1999, 1998 and 1997, respectively.

(20)  UNAUDITED QUARTERLY SUMMARY INFORMATION

      The following is a summary of unaudited quarterly summary information for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share data).

                1999(a)                   March 31         June 30        Sept 30(1)       Dec 31
                -------                   --------         -------        ----------       ------
       Net sales ................        $ 75,906        $ 75,982        $ 81,866         $ 91,554
       Gross profit .............          15,276          15,599          13,831           17,217
       Net income (loss) ........           4,054           4,210          (1,533)           2,252

       Basic earnings per share .            0.52            0.54           (0.20)            0.30
       Diluted earnings per share            0.51            0.53           (0.20)            0.30

                1998(a)                   March 31         June 30        Sept 30          Dec 31(2)
                -------                   --------         -------        -------          ---------
       Net sales ................        $ 79,951        $ 78,591        $ 73,150         $ 75,400
       Gross profit .............          15,676          14,767          13,383           13,929
       Net income ...............           4,351           3,751           3,318               89

       Basic earnings per share .            0.56            0.48            0.43             0.01
       Diluted earnings per share            0.54            0.46            0.41             0.01

                1997                      March 31         June 30        Sept 30(1)       Dec 31(3)
                ----                      --------         -------        ----------       ---------
       Net sales ................        $ 59,442        $ 59,415        $ 57,802         $ 58,699
       Gross profit .............          11,265          11,318          11,517           11,964
       Net income (loss) ........           2,733           3,054           3,199           (2,817)

       Basic earnings per share .            0.45            0.50            0.53            (0.44)
       Diluted earnings per share            0.43            0.48            0.50            (0.44)

      (a) Effective August 1, 1999, the company acquired Lahnstein Papierfabrik GmbH at a purchase price of approximately $22 million. Effective January 1, 1998, the company acquired Steinbeis Gessner GmbH for a purchase price of approximately $43 million.

      (1) On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease manufacturing operations at Hughesville by December 31, 2000, and the book value of the mill has been written down by $7.2 million accordingly. Additionally, the company incurred closure expenses for its previously closed Beaver Falls and Owensboro facilities of $.1 million and $2.5 million respectively.

      (2) In the fourth quarter of 1998, the company announced its decision to close the facility located in Beaver Falls, New York. Income from operations reflects a $7,794,000 charge as a result of this event.

      (3) In the fourth quarter of 1997, the company announced its decision to close the facility located in Owensboro, Kentucky. Income from operations reflects a $10,000,000 charge as a result of this event.

           Note: Equivalent shares of common stock have not been included in the 1999 third quarter and 1997 fourth quarters diluted earnings per share calculation as their effect would be anti-dilutive.

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

      The company's reportable operating segments include: technical and office products, durable specialties and German operations and filter media. Each operating segment consists of facilities with common management, with significant marketing and manufacturing overlap.

      The technical and office products segment manufactures a wide range of specialty fiber-based materials used in communications, including base or cover materials for electrical/electronics, graphic arts and office products, as well as other technical specialties. This represents our Technical & Office Products Division.

      Durable specialties produces specialty tape substrates, using a broad range of saturated, coated paper and non-woven materials. This represents our U.S. Durable Specialties Division.

      German operations and filter media manufactures filter media used in automotive, vacuum, water and industrial filtration, including paper, synthetic non-woven materials and composite materials. FiberMark Gessner also manufactures technical specialties (abrasives) and durable specialties (tape backing materials). This segment encompasses FiberMark Gessner GmbH, Filter Media North America, and FiberMark Lahnstein (technical specialties).

      The following table details sales and selected financial data by operating segment (in thousands). Inter-segment sales are accounted for as if the sales were to third parties.

      The following table categorizes net sales in each market segment into the appropriate operating segment:

                                                                           (In Thousands)
                                                                        Operating Segment
                                               ------------------------------------------------------------------------------
                                               German Operations      Technical
                                                     and              and Office      Durable
                                                 Filter Media         Products       Specialties         Other          Total
                                               -----------------      ----------     -----------         -----          -----
        3 months ended December  31, 1999
        Net sales
             Market Segment
             Filter Media ...............            24,690             1,234              --             --            25,924
             Technical Specialties ......            11,394            14,111              --             --            25,505
             Durable Specialties ........             7,209              --              18,113           --            25,322
             Office Products ............              --              14,803              --             --            14,803
                                                   --------          --------          --------          ---          --------
                     Total ..............          $ 43,293          $ 30,148          $ 18,113          $--          $ 91,554
                                                   ========          ========          ========          ===          ========
        3 months ended December 31, 1998
        Net sales
                Market Segment
                Filter Media ............            23,368               188              --             --            23,556
                Technical Specialties ...               669            18,207              --             --            18,876
                Durable Specialties .....             4,739              --              14,081           --            18,820
                Office Products .........              --              14,148              --             --            14,148
                                                   --------          --------          --------          ---          --------
                        Total ...........          $ 28,776          $ 32,543          $ 14,081          $--          $ 75,400
                                                   ========          ========          ========          ===          ========

                                                                           (In Thousands)
                                                                        Operating Segment
                                               ------------------------------------------------------------------------------
                                               German Operations      Technical
                                                     and              and Office      Durable
                                                 Filter Media         Products       Specialties         Other          Total
                                               -----------------      ----------     -----------         -----          -----
       12 months ended December 31, 1999
       Net sales
                Market Segment
                Filter Media ............            95,231             5,237              --             --           100,468
                Technical Specialties ...            22,448            58,019              --             --            80,467
                Durable Specialties .....            24,846              --              65,382           --            90,228
                Office Products .........              --              54,145              --             --            54,145
                                                   --------          --------          --------          ---          --------
                        Total ...........          $142,525          $117,401          $ 65,382          $--          $325,308
                                                   ========          ========          ========          ===          ========

        12 months ended December 31, 1998
        Net sales
                Market Segment
                Filter Media ............            94,692             4,065              --             --            98,757
                Technical Specialties ...             7,181            72,717              --             --            79,898
                Durable Specialties .....            20,216              --              55,688           --            75,904
                Office Products .........              --              52,533              --             --            52,533
                                                   --------          --------          --------          ---          --------
                        Total ...........          $122,089          $129,315          $ 55,688          $--          $307,092
                                                   ========          ========          ========          ===          ========

                                                                           (In Thousands)
                                                                        Operating Segment
                                               -------------------------------------------------------------------------------
                                               German Operations  Technical
                                                     and          and Office      Durable
                                                 Filter Media      Products       Specialties       Other                Total
                                               ---------------   ----------       -----------       -----                -----
       3 MONTHS ENDED DECEMBER 31, 1999

       Net sales ......................         $ 43,293         $ 30,148         $ 18,113             --               $ 91,554
       Inter-segment net sales ........              296              551             --               (847)                --
                                                --------         --------         --------         --------             --------
       Total net sales ................         $ 43,589         $ 30,699         $ 18,113         $   (847)            $ 91,554
                                                ========         ========         ========         ========             ========
       EBIT ...........................         $  5,209         $  2,781         $  2,807         $ (2,588)(1)         $  8,209
                                                ========         ========         ========         ========             ========
       Depreciation and amortization ..         $    797         $  1,252         $    611             --               $  2,660
               (Excl. Def. Gain)
       Total assets ...................         $144,107         $121,587         $ 31,175         $ 50,077             $346,946


       3 MONTHS ENDED DECEMBER 31, 1998

       Net sales ......................         $ 28,776         $ 32,543         $ 14,081             --               $ 75,400
       Inter-segment net sales ........              284              419               95             (798)                --
                                                --------         --------         --------         --------             --------
       Total net sales ................         $ 29,060         $ 32,962         $ 14,176         $   (798)            $ 75,400
                                                ========         ========         ========         ========             ========
       EBIT ...........................         $  2,784         $  3,282         $  1,763         $ (5,823)(2)         $  2,006
                                                ========         ========         ========         ========             ========
       Depreciation and amortization ..         $    734         $    979         $    630             --               $  2,343

       Total assets ...................         $112,917         $102,333         $ 57,011         $ 38,970             $311,231



       (1) 1999 Other Includes                  Facility closure (Technical & Office Products Segment)                  $ (2,588)
                                                                                                                        --------
                                                                                                                        $ (2,588)
       (2) 1998 Other Includes                  Facility closure (Technical & Office Products Segment)                  $ (7,274)
                                                Cogeneration Income                                                        1,451
                                                                                                                        --------
                                                                                                                        $ (5,823)

                                                                           (In Thousands)
                                                                        Operating Segment
                                         -------------------------------------------------------------------------------
                                         German Operations  Technical
                                              and           and Office      Durable
                                          Filter Media      Products        Specialties       Other                Total
                                         -----------------  ----------      -----------       -----                -----
       1999
       Net sales .................         $142,525         $117,401         $ 65,382         $   --               $325,308
       Inter-segment net sales ...              320            3,566              120           (4,006)                --
                                           --------         --------         --------         ----------           --------
       Total net sales ...........         $142,845         $120,967         $ 65,502         $ (4,006)            $325,308
                                           ========         ========         ========         ==========           ========

       EBIT ......................         $ 17,030         $ 11,876         $  9,477         $(10,835)(1)         $ 27,548
                                           ========         ========         ========         ==========           ========
       Depreciation & Amortization         $  2,979         $  3,921         $  2,390         $   --               $  9,290

       Total Assets ..............         $144,107         $121,587         $ 31,175         $ 50,077(4)          $346,946

       1998
       Net sales .................         $122,089         $129,315         $ 55,688         $   --               $307,092
       Inter-segment net sales ...              333              918              296           (1,547)                --
                                           --------         --------         --------         ----------           --------
       Total net sales ...........         $122,422         $130,233         $ 55,984         $ (1,547)            $307,092
                                           ========         ========         ========         ==========           ========

       EBIT ......................         $ 14,623         $ 12,729         $  7,567         $ (5,823)(2)         $ 29,096
                                           ========         ========         ========         ==========           ========
       Depreciation & Amortization         $  2,649         $  3,814         $  2,490         $   --               $  8,953

       Total Assets ..............         $112,917         $102,333         $ 57,011         $ 38,970(4)          $311,231

       1997
       Net sales .................         $ 41,206         $135,964         $ 58,188         $   --               $235,358
       Inter-segment net sales ...               21            4,749            1,456           (6,226)                --
                                           --------         --------         --------         ----------           --------
       Total net sales ...........         $ 41,227         $140,713         $ 59,644         $ (6,226)            $235,358
                                           ========         ========         ========         ==========           ========

       EBIT ......................         $  4,752         $ 15,985         $  8,396         $ (9,785)(3)         $ 19,348
                                           ========         ========         ========         ==========           ========
       Depreciation & Amortization         $    853         $  4,396         $  2,144         $   --               $  7,393

       Total assets ..............         $ 30,467         $107,478         $ 59,799         $ 50,257(4)          $248,001


(1)  1999 Other Includes                   Sale/Leaseback Buyout (Technical & Office Products Segment)             $ (1,017)
                                           Facility Closure (Technical & Office Products Segment)                    (9,818)
                                                                                                                   --------
                                                                                                                   $(10,835)

(2)  1998 Other Includes                   Facility Closure (Technical & Office Products Segment)                  $ (7,274)
                                           Cogeneration Income                                                        1,451
                                                                                                                   --------
                                                                                                                   $ (5,823)

(3)  1997 Other Includes                   Facility Closure (Technical & Office Products Segment)                  $(10,000)
                                           Cogeneration Income                                                          215
                                                                                                                   --------
                                                                                                                   $ (9,785)

(4)   Corporate assets not allocated to operating segments.

      Information concerning principal geographic areas is as follows (in thousands):

                                               1999             1998             1997
                                               ----             ----             ----
       NET SALES(a)

                       North America         $214,703         $217,664         $216,752
                       Europe ......           87,833           69,202            3,287
                       Far East ....           13,013            9,426            9,377
                       Other .......            9,759           10,800            5,942
                                             --------         --------         --------
                            Total ..         $325,308         $307,092         $235,358

                       (a) Revenues are attributed to countries based on product shipment destination.

                                                   1999             1998
                                                   ----             ----
      PROPERTY, PLANT AND EQUIPMENT, NET

                       North America ....         $108,112         $ 87,910
                       Europe ...........           63,311           40,465
                                                  --------         --------
                            Total .......         $171,423         $128,375

                                                   1999             1998
                                                   ----             ----
       NET ASSETS

                       North America ...........  $ 62,168         $ 77,401
                       Europe ..................    29,609           20,162
                                                  --------         --------
                            Total ..............  $ 91,777         $ 97,563

                                 FIBERMARK, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)

                                                             Balance at   Charged to                   Balance
                                                              Beginning    Costs and                    at End
Description                                                   of Period     Expenses   Deductions    of Period
-----------                                                  ----------   ----------   ----------    ---------
Year Ended December 31, 1999 Allowances for possible
losses on accounts receivable.............................          626          694          297        1,023

Year Ended December 31, 1998 Allowances for possible
losses on accounts receivable.............................         $203        $ 586         $163         $626

Year Ended December 31, 1997 Allowances for possible
losses on accounts receivable.............................         $333        $(113)         $17         $203

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FiberMark, Inc.:

Under date of February 3, 2000, we reported on the consolidated balance sheets of FiberMark, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
-------------------

Burlington, Vermont
February 3, 2000

Vt. Reg. No. 92-0000241

      ITEM 14 (a) (3) EXHIBITS

Number                                      Description
------                                      -----------
2.1(10)       Share Purchase Agreement dated as of November 26, 1997, among
              Steinbeis Holding GmbH ("Steinbeis"), Zetaphoenicis Beteiligungs
              GmbH and Thetaphoenicis Beteiligungs GmbH

2.2(10)       Acquisition Agreement dated September 15, 1999 by and between SIHL
              Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark
              Beteiligungs GmbH

3.1(1) Restated Certificate of Incorporation of the Company as amended through March 25, 1997

3.2(10) Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997

3.3(1)        Restated By-laws

4.1(1)        Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(1)        Specimen stock certificate

4.3(9)        Indenture dated as of October 15, 1996 (the "Indenture") among the
              Company, CPG Co., Specialty Paperboard/Endura, Inc. ("Endura") and the Wilmington Trust Company ("Wilmington")

4.4(9)        Specimen Certificate of 9 3/8% Series B Senior Note due 2006
              (included in Exhibit 4.3 hereof)

4.5(9)        Form of Guarantee of Senior Notes issued pursuant to the Indenture
              (included in Exhibit 4.3 hereof)

10.1(5)       Lease Agreement dated April 29, 1994, between CIT Group/Equipment
              Financing Inc. ("CIT/Financing") and the Company

10.2(5)       Grant of Security Interest in Patents, Trademarks and Leases dated
              April 29, 1994, between the Company and CIT/Financing

10.3(5)       Bill of Sale dated April 29, 1994, to CIT/Financing

10.4(1)(3)    Form of Indemnity Agreement entered into between the Company and its directors and executive officers

10.5(1)(3)    The Company's 1992 Amended and Restated Stock Option Plan and
              related form of Option Agreement

10.6(1)       Paper Procurement Agreement, between the Company and Acco-U.S.A

10.7(1)       Energy Service Agreement (Latex mill), dated as of November 19,
              1992, between Kamine and the Company

10.8(2) Amendment No. 1 to the Energy Service Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the Company

10.9(1)       Energy Service Agreement (Lewis mill), dated as of November 19,
              1992, between Kamine and the Company

10.10(2) Amendment No. 1 to the Energy Service Agreement (Lewis mill), dated as of May 7, 1993, between Kamine and the Company

10.11(1)      Restated Ground Lease, dated as of November 19, 1992, between
              Kamine and the Company

10.12(1)      Beaver Falls Cogeneration Buyout Agreement, dated as of
              November 20, 1992, between Kamine, Kamine Beaver Falls
              Cogen. Co., Inc. and the Company

10.13(2)      Consent and Agreement (Energy Services Agreement), dated as of May
              7, 1993, by the Company

10.14(2) First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the Company

10.15(2) Memorandum of Lease, dated as of May 7, 1993, between Kamine and the Company

10.16(7)(3)   The Company's 1994 Stock Option Plan and related forms of Option
              Agreements

10.17(7)(3)   The Company's 1994 Directors Stock Option Plan and related form of
              Option Agreement

10.18(9)(3)   Amendment to the Company's 1994 Directors Stock Option Plan

10.19(4)(3)   The Company's Executive Bonus Plan

10.20(9)      Deed of Lease between James River Paper Company, Inc. and
              CPG-Virginia Inc. dated as of October 31, 1993

10.21(9)      Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1,
              1988

10.22(9) Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. ("Custom Papers Group")

10.23(9)      Master Lease Agreement dated January 1, 1994, between Meridian
              Leasing Corp. and Custom Papers Group

10.24(9)      Master Equipment Lease Agreement dated February 3, 1995, between
              Siemens Credit Corp. and CPG Holdings Inc.

10.25(6)      Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R.
              Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha
              (collectively, the "Sellers"), the Company, Specialty Paperboard
              (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki
              Kaisha (collectively the "Buyers"), dated May 10, 1994

10.26(11)     Loan Agreement dated as of November 24, 1997, between Steinbeis and Gessner

10.27(11)     Expansion Land Option and Preemption Right Agreement dated as of
              November 13, 1997, between Steinbeis and Gessner

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

10.31(12)     Loan Agreement dated as of January 7, 1988, between Zetaphoenicis
              Beteiligungs GmbH and Bayerische Vereinsbank AG ("Bayerische")

10.32(12)     Working Credit Facility dated as of January 13, 1998 between
              Gessner and Bayerische

10.33(12)     Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische

10.34         1998 Amended and Restated Non-Employee Directors Stock Option Plan

10.35(10)     Loan Agreement dated September 15, 1999 between FiberMark GmbH
              (the "Borrower") and Bayerische Hypo- und Vereinsbank
              Aktiengesellschaft (Lender)

10.36(10)     Loan Amendment Agreement dated September 15, 1999 between
              FiberMark GmbH (the "Borrower") and Bayerische Hypo- und
              Vereinsbank Aktiengesellschaft (Lender)

10.37(10)     Share Pledge Agreement dated September 15, 1999 between FiberMark
              Beteiligungs GmbH and FiberMark GmbH (the "Pledgors") and
              Bayerische Hypo- und Vereinsbank AG (the "Pledgee")

10.38(10)     Pledge Amendment Agreement dated September 15, 1999 between
              FiberMark Beteiligungs GmbH and FiberMark GmbH (the "Pledgors")
              and Bayerische Hypo- und Vereinsbank AG (the "Pledgee")

10.39(10)     Third Amended and Restated Financing Agreement and Guaranty dated
              September 30, 1999 among FiberMark, Inc.; FiberMark Durable
              Specialties, Inc.; FiberMark Filter and Technical Products, Inc.
              and FiberMark Office Products, LLC (as "Borrowers and Guarantors")
              and The CIT Group/Business Credit, Inc., The CIT Group/Equipment
              Financing, Inc. (as "Lenders")

10.40(10)     Termination and Release Agreement among FiberMark Office Products,
              LLC; FiberMark, Inc.; FiberMark Durable Specialties, Inc.;
              FiberMark Filter and Technical Products, Inc., and The CIT
              Group/Equipment Financing, Inc.

21            List of FiberMark subsidiaries

23.1          Consent of KPMG LLP

27            Financial Data Schedule

                                NOTES TO EXHIBITS

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

                                 FIBERMARK, INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 20th day of March, 2000.

                                             FiberMark, Inc.
                                             By /s/ Alex Kwader
                                               ---------------------------
                                                    Alex Kwader
                                                   President and
                                              Chief Executive Officer

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

             Signature                Title                               Date
             ---------                -----                               ----
          /s/ Alex Kwader             President and                       March 20, 2000
----------------------------------    Chief Executive Officer
              Alex Kwader

        /s/ K. Peter Norrie           Chairman of the Board               March 20, 2000
----------------------------------
          K. Peter Norrie

       /s/ Brian C. Kerester          Director                            March 20, 2000
----------------------------------
         Brian C. Kerester

      /s/ Marion A. Keyes, IV         Director                            March 20, 2000
----------------------------------
        Marion A. Keyes, IV

        /s/ George E. McCown          Director                            March 20, 2000
----------------------------------
          George E. McCown

       /s/ Glenn S. McKenzie          Director                            March 20, 2000
----------------------------------
         Glenn S. McKenzie

         /s/ Jon H. Miller            Director                            March 20, 2000
----------------------------------
           Jon H. Miller

        /s/ Elmar B. Schulte          Director                            March 20, 2000
----------------------------------
          Elmar B. Schulte

      /s/ Edward P. Swain, Jr.        Director                            March 20, 2000
----------------------------------
        Edward P. Swain, Jr.

          /s/ Bruce Moore             Vice President                      March 20, 2000
----------------------------------    Chief Financial Officer
            Bruce Moore