Form 10-Q
period 2000-03-31
FIBERMARK INC
filed 2000-05-15
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 2000 or

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

                            Yes |X|          No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                             Outstanding
         Common Stock                                      March 31, 2000
         $.001 par value                                   6,830,483

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.             Financial Statements:

                    Consolidated Statements of Income                          3
                          Three Months Ended
                          March 31, 2000 and 1999

                    Consolidated Balance Sheets                                4
                          March 31, 2000 and December 31, 1999

                    Consolidated Statements of Cash Flows                      5
                          Three Months Ended
                          March 31, 2000 and 1999

                    Notes To Financial Statements                            6-8

ITEM 2.             Management's Discussion and Analysis of Financial       9-11
                          Condition and Results of Operations

ITEM 3.             Quantitative and Qualitative Disclosures About
                          Market Risk                                         11


                           PART II. OTHER INFORMATION

ITEM 5.             Other Information                                         11

ITEM 6.             Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                    12

                                 FIBERMARK, INC
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                    Unaudited

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               2000         1999
                                                            -------      -------
Net sales                                                   $95,088      $75,906

Cost of sales                                                76,990       60,630
                                                            -------      -------

        Gross profit                                         18,098       15,276

Selling, general and administrative expenses                  6,818        5,764
                                                            -------      -------


        Income from operations                               11,280        9,512


Other (income) expense, net                                     423          102


Interest expense                                              3,377        2,506
                                                            -------      -------

        Income before income taxes                            7,480        6,904

Income tax expense                                            3,432        2,850
                                                            -------      -------


        Net income                                          $ 4,048      $ 4,054
                                                            =======      =======


Basic earnings per share                                    $  0.59      $  0.52
                                                            =======      =======

Diluted earnings per share                                  $  0.58      $  0.51
                                                            =======      =======

        Average basic shares outstanding                      6,830        7,791
        Average diluted shares outstanding                    6,984        7,965

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                                 (In thousands)

                                                                         Unaudited      Audited
                                                                         March 31,  December 31,
      ASSETS                                                                  2000         1999
                                                                         ---------    ---------
Current assets:
      Cash                                                               $   8,909    $  12,466
      Accounts receivable, net of allowances                                46,191       41,880
      Inventories                                                           57,950       57,928
      Other                                                                  1,176          717
      Deferred income taxes                                                  4,003        3,982
                                                                         ---------    ---------
                   Total current assets                                    118,229      116,973

Property, plant and equipment, net                                         172,798      171,423
Goodwill, net                                                               46,308       47,038
Other intangible assets, net                                                 6,010        6,268
Other long-term assets                                                       1,537        1,602
Other pension assets                                                         3,642        3,642
                                                                         ---------    ---------
                   Total assets                                          $ 348,524    $ 346,946
                                                                         =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion long-term debt                                         7,819        7,221
      Accounts payable                                                      17,586       17,954
      Accrued liabilities                                                   21,818       19,898
      Accrued income taxes payable                                           6,028        2,815
                                                                         ---------    ---------
                   Total current liabilities                                53,251       47,888
                                                                         ---------    ---------

Long-term liabilities:
      Revolving credit line                                                 28,045       27,968
      Long-term debt, less current portion                                 135,915      141,006
      Deferred income taxes                                                 15,772       16,087
      Other long-term liabilities                                           21,500       22,220
                                                                         ---------    ---------
                   Total long-term liabilities                             201,232      207,281
                                                                         ---------    ---------
                   Total liabilities                                       254,483      255,169

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.001 per share;
      2,000,000 shares authorized and none issued                             --           --
    Common stock, par value $.001 per share;
      20,000,000 shares authorized
      7,830,483 and 6,830,483 shares issued and outstanding 03/31/2000           8            8
      Additional paid-in capital                                            77,052       77,052
      Retained earnings                                                     34,065       30,017
      Accumulated other comprehensive loss                                  (4,430)      (2,646)
      Less treasury stock, 1,000,000 shares at cost                        (12,654)     (12,654)
                                                                         ---------    ---------
                   Total stockholders' equity                               94,041       91,777
                                                                         ---------    ---------
                   Total liabilities and stockholders' equity            $ 348,524    $ 346,946
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                    Unaudited

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                     2000        1999
                                                                 --------    --------
Cash flows from operating activities:
      Net income                                                 $  4,048    $  4,054

      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                             2,756       2,175
          Amortization of deferred gain                                          (430)
          Changes in operating assets and liabilities:
              Accounts receivable                                  (5,318)     (9,007)
              Inventories                                            (953)     (1,763)
              Other                                                  (337)       (175)
              Accounts payable                                        (40)     (1,119)
              Accrued pension and other liabilities                 2,360       4,076
              Other long-term liabilities                             200          61
              Accrued income taxes payable                          3,418         365
                                                                 --------    --------

              Net cash provided (used) by operating activities      6,134      (1,763)
                                                                 --------    --------

Cash flows used for investing activities:
      Additions to property, plant and equipment                   (6,850)     (1,827)
      Deferred charge costs                                                       (17)
      Decrease in other intangible assets                              60          22
                                                                 --------    --------
              Net cash used in investing activities                (6,790)     (1,822)
                                                                 --------    --------

Cash flows from financing activities:
      Net proceeds from exercise of stock options                                 137
      Net borrowings under revolving credit line                       77        --
      Repayment of debt                                            (2,017)     (3,284)
                                                                 --------    --------
              Net cash used by financing activities                (1,940)     (3,147)
                                                                 --------    --------

Effect of exchange rate changes on cash                              (961)       (778)

              Net decrease in cash                                 (3,557)     (7,510)

Cash at beginning of  year                                         12,466      33,804
                                                                 --------    --------

Cash at end of year                                              $  8,909    $ 26,294
                                                                 ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The balance sheet as of March 31, 2000 and the statements of income and cash flows for the quarters ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the company's Annual Report on Form 10-K.

2.       INVENTORIES:

         Inventories at March 31, 2000 and December 31, 1999 consisted of the following (000's):

                                                (Unaudited)
                                                   03/31/00       12/31/99
                     Raw Material               $    21,051    $    21,232
                     Work in Progress                15,090         14,774
                     Finished Goods                  17,270         17,561
                     Stores Inventory                 2,476          2,386
                     Operating Supplies               2,063          1,975
                                                -----------    -----------
                     TOTAL INVENTORIES          $    57,950    $    57,928
                                                ===========    ===========

3.       NET INCOME PER COMMON SHARE:

         The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income is as follows:

                                                              --------------    ---------------
                                                                1 QTR. 2000       1 QTR. 1999
                                                              --------------    ---------------
     Numerator:
           Income available to common shareholders used
               in basic and diluted earnings per share ($000)    $    4,048         $    4,054
                                                              --------------    ---------------
     Denominator:
           Denominator for basic earnings per share:
               Weighted average shares                            6,830,483          7,790,933

           Effect of dilutive securities:
               Fixed stock options                                  153,068            174,425
                                                              --------------    ---------------
           Denominator for diluted earnings per share:
               Adjusted weighted average shares                   6,983,551          7,965,358

     Basic earnings per share                                       $  0.59            $  0.52

     Diluted earnings per share                                     $  0.58            $  0.51

4.       COMPREHENSIVE INCOME (LOSS):

                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                                 03/31/00           03/31/99
                                                              --------------    ---------------
     Net Income                                                     $ 4,048            $ 4,054

     Minimum pension liability adjustment
           net of tax benefit                                          (398)            (1,545)

           Currency translation adjustment                           (4,032)              (145)
                                                              --------------    ---------------

     Total comprehensive income (loss)                             ($   382)           $ 2,364

5.  SEGMENT INFORMATION:

The following table categorizes net sales in each market segment into the appropriate operating segment:

                                                                                (In Thousands)
                                                                              Operating Segment
                                             --------------------------------------------------------------------------------
                                                                    Technical
3 months ended March 31, 2000                 German Oper.          & Office            Durable
Net sales                                    & Filter Media         Products          Specialties         Other         Total
                                             --------------         --------          -----------        -------        -----
              MARKET SEGMENT
              --------------
              Filter Media                          27,380              1,451                                           28,831
              Technical Specialties                 12,326             14,867                                           27,193
              Durable Specialties                    7,074                                17,942                        25,016
              Office Products                                          14,048                                           14,048
                                                  --------           --------           --------         -------      --------
                          Total                   $ 46,780           $ 30,366           $ 17,942         $     -      $ 95,088
                                                  ========           ========           ========         =======      ========

3 months ended March 31, 1999
Net sales
              MARKET SEGMENT
              --------------
              Filter Media                          24,987              1,184                                           26,171
              Technical Specialties                  1,272             15,486                                           16,758
              Durable Specialties                    5,715                                14,054                        19,769
              Office Products                                          13,208                                           13,208
                                                  --------           --------           --------         -------      --------
                          Total                   $ 31,974           $ 29,878           $ 14,054         $     -      $ 75,906
                                                  ========           ========           ========         =======      ========

The following table details selected financial data by operating segment:

                                                                    (In Thousands)
                                                                   Operating Segment
                                        -------------------------------------------------------------------
                                                       Technical
                                       German Oper.    & Office       Durable
3 months ended March 31, 2000        & Filter Media    Products     Specialties      Other          Total
                                     --------------    ---------    -----------     -------        --------
Net sales                               $ 46,780       $ 30,366       $17,942                      $ 95,088
Inter-segment net sales                       44            506                        (550)           --
                                        --------       --------       -------       -------        --------

Total net sales                         $ 46,824       $ 30,872       $17,942       $  (550)       $ 95,088
                                        ========       ========       =======       =======        ========

EBIT                                    $  7,307       $  1,049       $ 2,501                      $ 10,857
                                        ========       ========       =======       =======        ========

Depreciation & Amortization             $    912       $  1,268       $   576                      $  2,756

Total Assets                            $141,898       $122,929       $32,202       $51,495 (1)    $348,524


3 months ended March 31, 1999


Net sales                               $ 31,974       $ 29,878       $14,054                      $ 75,906
Inter-segment net sales                                   1,118                      (1,118)           --
                                        --------       --------       -------       -------        --------

Total net sales                         $ 31,974       $ 30,996       $14,054       $(1,118)       $ 75,906
                                        ========       ========       =======       =======        ========

EBIT                                    $  4,818       $  3,107       $ 1,485                      $  9,410
                                        ========       ========       =======       =======        ========

Depreciation and Amortization           $    682       $    875       $   618                      $  2,175
        (Excluding Deferred Gain)

Total Assets                            $100,590       $ 95,292       $60,146       $52,640 (1)    $308,668

(1) Corporate assets not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

Net sales for the first quarter of 2000 were $95.1 million compared with $75.9 million for the first quarter of 1999, a 25.3% increase. The Lahnstein acquisition accounted for $11.0 million of this increase. Sales in FiberMark's German operations and filter media operating segment increased by 46.3% to $46.8 million compared with $32.0 million in the first quarter of 1999, with $11.0 million of this increase related to the Lahnstein acquisition. The technical and office products operating segment sales increased by 1.7% to $30.4 million compared with $29.9 million for the same period in 1999. Sales in the durable specialties operating segment increased by 27.0% to $17.9 million compared with $14.1 million for the first quarter of 1999.

Sales in the German operations and filter media segment were up due to strong demand in the automotive and vacuum bag filter business in Europe and the United States. Additionally, the gains we are seeing in the United States reflect the quality and process consistency strides that have been made. The slight increase in the technical and office products segment reflects a strong base business and new business gains. The increase in durable specialties reflects strong demand worldwide for masking tape driven by a strong economy and strong construction and renovation activity, as well as new business gains.

Gross margin for the quarter was 19.1% compared with 20.2% last year. The lower gross margin was attributable to rising pulp prices and energy costs that have not yet been fully recovered with selling price increases.

General and administrative expenses for the quarter were $6.8 million compared with $5.8 million for the same period in 1999. The increase is primarily due to the Lahnstein acquisition.

Interest expense was $3.4 million for the quarter compared with $2.5 million for the same period in 1999. The increase is due to the higher levels of net debt as a result of the following 1999 activities: the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for the stock buyback program.

The effective income tax rate was 45.9% compared with 41.3% for the first quarter of 1999. Because of the Lahnstein acquisition, a higher percentage of the company's earnings flow from Germany, which has a higher tax rate than the United States.

Net income for the first quarter of this year was $4.0 million, or $.58 per share, compared with $4.1 million, or $.51 per share, for the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $50.0 million revolving credit facility as of March 31, 2000. As of such date, $28.0 million was outstanding under this credit facility.

Effective January 1, 1998 the company acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of March 31, 2000, Gessner had a secured term loan of $22.5million with Bayerische Bank. The balance of this loan amortizes over six years with interest rates ranging from 6.1% to 7.0%. As of this same date, Gessner had an unsecured term loan of $2.9 million with the previous owner. The remaining loan balance amortizes over two years and has a fixed rate of 5%. As of March 31, 2000, Gessner also had a $6.8 million capital spending facility with Bayerische Vereinsbank. As of such date $4.4 million was outstanding under this facility. As of March 31, 2000 Gessner also had a $7.3 million line of credit. As of such date no advances are outstanding under this facility. Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through a term loan. As of March 31, 2000, Lahnstein had a $13.9 secured term loan with Bayerische Bank. This loan amortizes over six years with interest rates ranging from 5.4% to 7.1%.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the three months ended March 31, cash flows from operating activities were $6.1 million in 2000 and ($1.8) million for 1999. During these periods additions to property, plant and equipment totaled $6.9 million in 2000 and $1.8 million in 1999. The company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project is expected to cost $19.0 million in total. The company has arranged a $15.0 million capital spending facility with Jules & Associates to partially fund this project. This facility will have a fixed interest rate of approximately 8.5% and will amortize over seven years. As of March 31, 2000, there were no outstanding advances under this facility. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working requirements for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENT

There are no new accounting pronouncements applicable to the company.

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

                                            FiberMark, Inc.

Date: May 12, 2000

                                            /s/ Bruce Moore
                                            ------------------------------------
                                            Bruce Moore, Vice President and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)