Form 10-Q
period 2000-06-30
FIBERMARK INC
filed 2000-08-14
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        June 30, 2000      or
                                   -------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                   Yes    X                         No ______
                       ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

    Class                                                 Outstanding
    Common Stock                                          June 30, 2000
    $.001 par value                                       6,830,483

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
ITEM 1.        Financial Statements:

               Consolidated Statements of Income                                           3
                      Three Months and Six Months Ended
                      June 30, 2000 and 1999

               Consolidated Balance Sheets                                                 4
                      June 30, 2000 and December 31, 1999

               Consolidated Statements of Cash Flows                                       5
                      Six Months Ended
                      June 30, 2000 and 1999

               Notes To Financial Statements                                             6-9

ITEM 2.        Management's Discussion and Analysis of Financial                       10-13
                      Condition and Results of Operations

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                 13



                           PART II. OTHER INFORMATION

ITEM 4.        Submission of Matters to Vote of Security Holders                          13

ITEM 5.        Other Information                                                          14

ITEM 6.        Exhibits and Reports on Form 8-K                                           14

SIGNATURES                                                                                15



                                 FIBERMARK, INC
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   Unaudited


                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                  2000              1999         2000            1999
                                                  ----              ----         ----            ----
Net sales                                      $ 91,388         $ 75,982     $186,476        $151,888

Cost of sales                                    73,936           60,383      150,926         121,013
                                               --------         --------     --------        --------
       Gross profit                              17,452           15,599       35,550          30,875

Selling, general and administrative expenses      6,656            5,696       13,474          11,460
                                               --------         --------     --------        --------

       Income from operations                    10,796            9,903       22,076          19,415


Other (income) expense, net                         162               80          585             182


Interest expense                                  3,596            2,723        6,973           5,229
                                               --------         --------     --------        --------

       Income before income taxes                 7,038            7,100       14,518          14,004

Income tax expense                                3,192            2,890        6,624           5,740
                                               --------         --------     --------        --------

       Net income                              $  3,846         $  4,210     $  7,894        $  8,264
                                               ========         ========     ========        ========

Basic earnings per share                       $   0.56         $   0.54     $   1.16        $   1.07
                                               ========         ========     ========        ========
Diluted earnings per share                     $   0.55         $   0.53     $   1.13        $   1.04
                                               ========         ========     ========        ========
       Average basic shares outstanding           6,830            7,727        6,830           7,759
       Average diluted shares outstanding         6,992            7,925        6,988           7,946


See accompanying notes to consolidated financial statements.

                                FIBERMARK, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                            Unaudited          Audited
                                                                          June 30, 2000    December 31, 1999
                                                                          -------------    -----------------
        ASSETS
Current assets:
        Cash                                                                 $    8,745       $   12,466
        Accounts receivable, net of allowances                                   45,951           41,880
        Inventories                                                              64,526           57,928
        Other                                                                       859              717
        Deferred income taxes                                                     4,004            3,982
                                                                             ----------       ----------
                Total current assets                                            124,085          116,973

Property, plant and equipment, net                                              179,189          171,423
Goodwill, net                                                                    45,840           47,038
Other intangible assets, net                                                      5,661            6,268
Other long-term assets                                                            1,543            1,602
Other pension assets                                                              3,642            3,642
                                                                              ---------        ---------
                Total assets                                                  $ 359,960        $ 346,946
                                                                              =========        =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion long-term debt                                            6,818            7,221
        Accounts payable                                                         17,384           17,954
        Accrued liabilities                                                      18,886           19,898
        Accrued income taxes payable                                              8,096            2,815
                                                                              ---------        ---------
                Total current liabilities                                        51,184           47,888
                                                                              ---------        ---------
Long-term liabilities:
        Revolving credit line                                                    37,804           27,968
        Long-term debt, less current portion                                    135,796          141,006
        Deferred income taxes                                                    15,753           16,087
        Other long-term liabilities                                              21,642           22,220
                                                                              ---------        ---------
                Total long-term liabilities                                     210,995          207,281
                                                                              ---------        ---------
                Total liabilities                                               262,179          255,169

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.001 per share;
        2,000,000 shares authorized, and none issued                               --               --
    Common stock, par value $.001 per share;
        20,000,000 shares authorized
        7,830,483 and 6,830,483 shares issued and outstanding, respectively           8                8
        Additional paid-in capital                                               77,052           77,052
        Retained earnings                                                        37,911           30,017
        Accumulated other comprehensive loss                                     (4,536)          (2,646)
        Less treasury stock, 1,000,000 shares at cost                           (12,654)         (12,654)
                                                                              ---------        ---------
                Total stockholders' equity                                       97,781           91,777
                                                                              ---------        ---------
                Total liabilities and stockholders' equity                    $ 359,960        $ 346,946
                                                                              =========        =========


See accompanying notes to consolidated financial statements.

                                FIBERMARK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED


                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2000        1999
                                                                             ----        ----
Cash flows from operating activities:
        Net income                                                         $  7,894    $  8,264

        Adjustments to reconcile net income to net cash
        provided by operating activities:
                Depreciation and amortization                                 5,499       4,317
                Amortization of deferred gain                                              (859)
                Changes in operating assets and liabilities:
                        Accounts receivable                                  (5,066)     (8,469)
                        Inventories                                          (7,595)       (626)
                        Other                                                   (21)       (193)
                        Accounts payable                                       (183)     (1,433)
                        Accrued pension and other liabilities                  (556)        762
                        Other long-term liabilities                             395         (33)
                        Accrued income taxes payable                          5,437         822
                                                                           --------    --------
                           Net cash provided by operating activities          5,804       2,552
                                                                           --------    --------
Cash flows used for investing activities:
        Additions to property, plant and equipment                          (15,613)     (6,071)
        Deferred charge costs                                                               (80)
        Decrease in other intangible assets                                     256          29
                                                                           --------    --------
                           Net cash used in investing activities            (15,357)     (6,122)
                                                                           --------    --------
Cash flows from financing activities:
        Net proceeds from exercise of stock options                                         156
        Stock buyback                                                                    (1,013)
        Net borrowings under revolving credit line                            9,836        --
        Borrowing of debt                                                                 2,736
        Repayment of debt                                                    (2,944)     (3,284)
                                                                           --------    ---------
                           Net cash provided (used) by financing activities   6,892      (1,405)
                                                                           --------    ---------
Effect of exchange rate changes on cash                                      (1,060)     (1,195)

                           Net decrease in cash                              (3,721)     (6,170)


Cash at beginning of period                                                  12,466      33,804
                                                                           --------    --------
Cash at end of period                                                      $  8,745    $ 27,634
                                                                           ========    ========

See accompanying notes to consolidated financial statements.

                                                  FIBERMARK, INC.

                                           NOTES TO FINANCIAL STATEMENTS
                                              JUNE 30, 2000 AND 1999
                                                    (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The balance sheet as of June 30, 2000 and the statements of income and cash flows for the quarters, and six months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.   INVENTORIES:

     Inventories at June 30, 2000 and December 31, 1999 consisted of the following (000's):

                                                                            (Unaudited)
                                                                               06/30/00            12/31/99
                                                                               --------            --------
                                Raw Material                                  $  22,251            $ 21,232
                                Work in Progress                                 16,492              14,774
                                Finished Goods                                   21,220              17,561
                                Stores Inventory                                  2,479               2,386
                                Operating Supplies                                2,084               1,975
                                                                       -----------------      --------------
                                TOTAL INVENTORIES                              $ 64,526            $ 57,928
                                                                       =================      ==============



3.   NET INCOME PER COMMON SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income follows:

                                                                         UNAUDITED                       UNAUDITED
                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     ------------------              ----------------
                                                                   6/30/00       6/30/99          6/30/00        6/30/99
                                                                   -------       -------          -------        -------
Numerator:
       Income available to common shareholders used in basic
       and diluted earnings per share ($000)                     $    3,846     $    4,210     $    7,894     $    8,264
                                                                 ----------     ----------     ----------     ----------
Denominator:
       Denominator for basic earnings per share:
           Weighted average shares                                6,830,483      7,727,122      6,830,483      7,758,851
       Effect of dilutive securities:
           Fixed stock options                                      161,639        197,673        157,615        186,735
                                                                    -------        -------        -------        -------
       Denominator for diluted earnings per share:
           Adjusted weighted average shares                       6,992,122      7,924,795      6,988,098      7,945,586
                                                                 ==========     ==========     ==========      =========
Basic earnings per share                                         $     0.56     $     0.54     $     1.16     $     1.07
Diluted earnings per share                                       $     0.55     $     0.53     $     1.13           1.04




4.   COMPREHENSIVE INCOME:


                                                                       UNAUDITED                  UNAUDITED
                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   ------------------         ----------------
                                                                 6/30/00       6/30/99      6/30/00     6/30/99
                                                                 -------       -------      -------     -------
Net Income                                                       $ 3,846      $ 4,210      $ 7,894      $ 8,264
Minimum pension liability adjustment
       net of tax benefit                                           --             54         --             82

       Currency translation adjustment                              (106)      (1,059)      (1,890)      (2,744)
                                                                 -------      -------       ------       ------

Comprehensive income                                             $ 3,740      $ 3,205      $ 6,004      $ 5,602
                                                                 =======      =======      =======      =======


5.  SEGMENT INFORMATION:

The following table categorizes net sales in each market segment into the appropriate operating segment:


                                                                 Unaudited (In Thousands)
                                                                   Operating Segment
                                           -------------------------------------------------------------------------
                                                           Technical
3 months ended June 30, 2000                German Oper.    & Office        Durable
Net sales                                  & Filter Media   Products       Specialties      Other            Total
                                           --------------  ------------   ------------    ----------       ---------
              MARKET SEGMENT
              Filter Media                   25,495           1,477                                          26,972
              Technical Specialties          12,531          13,919                                          26,450
              Durable Specialties             6,716                          18,875                          25,591
              Office Products                                12,375                                          12,375
                                           --------        --------        --------        --------        --------
                          Total            $ 44,742        $ 27,771        $ 18,875        $     --        $ 91,388
                                           ========        ========        ========        ========        ========

3 months ended June 30, 1999
Net sales
              MARKET SEGMENT
              Filter Media                   23,117           1,459                                          24,576
              Technical Specialties           1,575          14,084                                          15,659
              Durable Specialties             6,248                          16,710                          22,958
              Office Products                                12,789                                          12,789
                                           --------        --------        --------        --------        --------
                          Total            $ 30,940        $ 28,332        $ 16,710        $     --        $ 75,982
                                           ========        ========        ========        ========        ========


                                                                 Unaudited (In Thousands)
                                                                   Operating Segment
                                           -------------------------------------------------------------------------
                                                           Technical
3 months ended June 30, 2000                German Oper.    & Office        Durable
Net sales                                  & Filter Media   Products       Specialties      Other            Total
                                           --------------  ------------   ------------    ----------       ---------
              MARKET SEGMENT
              Filter Media                   52,875           2,928                                          55,803
              Technical Specialties          24,857          28,786                                          53,643
              Durable Specialties            13,790                          36,817                          50,607
              Office Products                                26,423                                          26,423
                                           --------        --------        --------        --------        --------
                          Total            $ 91,522        $ 58,137        $ 36,817        $     --        $186,476
                                           ========        ========        ========        ========        ========

6 months ended June 30, 1999
Net sales
              MARKET SEGMENT
              Filter Media                   48,104           2,643                                          50,747
              Technical Specialties           2,847          29,570                                          32,417
              Durable Specialties            11,963                          30,764                          42,727
              Office Products                                25,997                                          25,997
                                           --------        --------        --------        --------        --------
                          Total            $ 62,914        $ 58,210        $ 30,764        $     --        $151,888
                                           ========        ========        ========        ========        ========

5.  SEGMENT INFORMATION:

The following table details selected financial data by operating segment:


                                                                     Unaudited (In Thousands)
                                                                       Operating Segment
                                         ------------------------------------------------------------------------------
                                                          Technical
3 months ended June 30, 2000              German Oper.     & Office       Durable
                                         & Filter Media    Products     Specialties         Other               Total
                                         --------------  ------------   ------------      ------------        ---------
Net sales                                $ 44,742        $ 27,771        $ 18,875                             $ 91,388
Inter-segment net sales                        91           1,507                               (1,598)             --
                                         --------        --------        --------         ------------        --------
Total net sales                          $ 44,833        $ 29,278        $ 18,875         $     (1,598)       $ 91,388
                                         ========        ========        ========         ============        ========
EBIT                                     $  6,660        $  1,285        $  2,689                             $ 10,634
                                         ========        ========        ========         ============        ========
Depreciation & Amortization              $    893        $  1,273        $    577                             $  2,743
Total Assets                             $147,132        $129,981        $ 33,059         $     49,788 (1)    $359,960


3 months ended June 30, 1999

Net sales                                $ 30,940        $ 28,332        $ 16,710                             $ 75,982
Inter-segment net sales                        24           1,084             123               (1,231)             --
                                         --------        --------        --------         ------------        --------
Total net sales                          $ 30,964        $ 29,416        $ 16,833         $     (1,231)       $ 75,982
                                         ========        ========        ========         ============        ========
EBIT                                     $  4,151        $  2,940        $  2,732                             $  9,823
                                         ========        ========        ========         ============        ========
Depreciation and Amortization            $    664        $    886        $    592                             $  2,142
        (Excluding Deferred Gain)
Total Assets                             $102,602        $ 95,593        $ 59,273         $     50,230 (1)    $307,698


                                                                     Unaudited (In Thousands)
                                                                       Operating Segment
                                         ------------------------------------------------------------------------------
                                                          Technical
6 months ended June 30, 2000              German Oper.     & Office       Durable
                                         & Filter Media    Products     Specialties         Other               Total
                                         --------------  ------------   ------------      ------------        ---------
Net sales                                $ 91,522        $ 58,137        $ 36,817                             $186,476
Inter-segment net sales                       135           2,013                               (2,148)
                                         --------        --------        --------         ------------        --------
Total net sales                          $ 91,657        $ 60,150        $ 36,817         $     (2,148)       $186,476
                                         ========        ========        ========         ============        ========
EBIT                                     $ 13,967        $  2,334        $  5,190                             $ 21,491
                                         ========        ========        ========         ============        ========
Depreciation & Amortization              $  1,805        $  2,541        $  1,153                             $  5,499
Total Assets                             $147,132        $129,981        $ 33,059         $     49,788 (1)    $359,960


6 months ended June 30, 1999

Net sales                                $ 62,914        $ 58,210        $ 30,764                             $151,888
Inter-segment net sales                        24           2,202             123               (2,349)             --
                                         --------        --------        --------         ------------        --------
Total net sales                          $ 62,938        $ 60,412        $ 30,887         $     (2,349)       $151,888
                                         ========        ========        ========         ============        ========
EBIT                                     $  8,969        $  6,047        $  4,217                             $ 19,233
                                         ========        ========        ========         ============        ========
Depreciation and Amortization            $  1,346        $  1,761        $  1,210                             $  4,317
        (Excluding Deferred Gain)
Total Assets                             $102,602        $ 95,593        $ 59,273         $     50,230 (1)    $307,698

(1) Corporate assets not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales for the second quarter of 2000 were $91.4 million compared with $76.0 million for the second quarter of 1999, a 20.3% increase. The Lahnstein acquisition accounted for $10.2 million of this increase. Sales in FiberMark's German operations and filter media operating segment increased by 44.7% to $44.7 million compared with $30.9 million in the second quarter of 1999, with $10.2 million of this increase related to the Lahnstein acquisition. The technical and office products operating segment sales decreased slightly by 1.8% to $27.8 million compared with $28.3 million for the same period in 1999. Sales in the durable specialties operating segment increased by 13.2% to $18.9 million compared with $16.7 million for the second quarter of 1999.

Sales in the German operations and filter media segment were up due to strong demand in our automotive and vacuum bag filter business particularly in Europe. Additionally, Lahnstein revenues were exceptionally strong due to growth in wallcovering, flooring materials and printing/graphic arts grades. Revenues in our technical and office products segment were slightly lower primarily due to weaker sales in office products. Overall industry demand slowed with signs of a strong economy and customers reported high inventories. The increase in durable specialties reflects strong demand worldwide for masking tape driven by a strong European economy, strengthening in Asia, and growth with key customers.

Gross margin for the quarter was 19.1% compared with 20.6% last year. The lower gross margin was attributable to rising pulp prices and energy costs that have not yet been fully recovered with selling price increases.

General and administrative expenses for the quarter were $6.7 million compared with $5.7 million for the same period in 1999. The increase is primarily due to the Lahnstein acquisition.

Interest expense was $3.6 million for the quarter compared with $2.7 million for the same period in 1999. The increase is due to the higher levels of net debt as a result of the following 1999 activities: the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for the stock buyback program.

The effective income tax rate was 45.4% compared with 40.7% for the second quarter of 1999. Because of the Lahnstein acquisition, a higher percentage of the company's earnings flow from Germany, which has a higher tax rate than the United States.

Net income for the second quarter of this year was $3.8 million, or $.55 per diluted share, compared with $4.2 million, or $.53 per diluted share, for the second quarter of last year.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales for the first half of 2000 were $186.5 million compared with $151.9 million for the first half of 1999, a 22.8% increase. The Lahnstein acquisition accounted for $21.1 million of this increase. Sales in FiberMark's German operations and filter media operating segment increased by 45.5% to $91.5 million compared with $62.9 million in the first half of 1999, with $21.1 million of this increase related to the Lahnstein acquisition. The technical and office products operating sales decreased by 0.2% to $58.1 million compared with $58.2 million for the same period in 1999. Sales in the durable specialties operating segment increased by 19.5% to $36.8 million compared with $30.8 million for the first half of 1999.

Sales in the German operations and filter media segment were up due to strong demand in our automotive and vacuum bag filter business particularly in Europe. Additionally, Lahnstein revenues were exceptionally strong due to growth in wallcovering, flooring materials and printing/graphic arts grades. Revenues in our technical and office products segment were slightly lower primarily due to weaker sales in office products. Overall industry demand slowed with signs of a strong economy and customers reported high inventories. The increase in durable specialties reflects strong demand worldwide for masking tape driven by a strong economy worldwide, strong construction and renovation activity, as well as new business gains with key customers.

Gross margin for the first half of 2000 was 19.1% compared with 20.3% last year. The lower gross margin was attributable to rising pulp prices and energy costs that have not yet been fully recovered with selling price increases.

General and administrative expenses for the first half of 2000 were $13.5 million compared with $11.5 million for the same period in 1999. The increase is primarily due to the Lahnstein acquisition.

Interest expense was $7.0 million for the first half of 2000 compared with $5.2 million for the same period in 1999. The increase is due to the higher levels of net debt as a result of the following 1999 activities: the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for the stock buyback program.

The effective income tax rate for the first half of 2000 was 45.6% compared with 41.0% for the first half of 1999. Because of the Lahnstein acquisition, a higher percentage of the company's earnings flow from Germany, which has a higher tax rate than the United States.

Net income for the first half of 2000 was $7.9 million, or $1.13 per diluted share, compared with $8.3 million, or $1.04 per diluted share, for the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $50.0 million revolving credit facility as of June 30, 2000. As of such date, $37.8 million was outstanding under this credit facility.

As of June 30, 2000, Gessner had a secured term loan of $22.4 million with Bayerische Bank. The balance of this loan amortizes over six years with interest rates ranging from 6.1% to 7.0%. As of this same date, Gessner had an unsecured term loan of $1.9 million with the previous owner. The remaining loan balance amortizes over two years and has a fixed rate of 5%. As of June 30, 2000, Gessner also had a $6.8 million capital spending facility with Bayerische Vereinsbank. As of such date $4.3 million was outstanding under this facility. As of June 30, 2000, Gessner also had a $7.3 million line of credit. As of such date no advances are outstanding under this facility. Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through a term loan. As of June 30, 2000, Lahnstein had a $13.9 secured term loan with Bayerische Bank. This loan amortizes over six years with interest rates ranging from 5.4% to 7.1%.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the six months ended June 30, cash flows from operating activities were $5.8 million in 2000 and $2.6 million for 1999. During these periods, additions to property, plant and equipment totaled $15.6 million in 2000 and $6.1 million in 1999. The company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project is expected to cost $19.0 million in total. The company has arranged a $15.0 million capital spending facility with Jules & Associates to partially fund this project. This facility will have a fixed interest rate of approximately 8.5% and will amortize over seven years. As of June 30, 2000, there were no outstanding advances under this facility. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 24, 2000, where the following actions were taken.

Shareholders of record of the Company's common stock at the close of business on March 27, 2000, were entitled to vote at the annual meeting. Votes were cast as follows:

a) All of management's nominees for members of the Board of Directors were elected with votes cast as follows:


NAME                             FOR           WITHHELD
Alex Kwader                    5,798,149        11,948
K. Peter Norrie                5,798,190        11,907
Brian C. Kerester              5,798,191        11,906
Marion A. Keyes, IV            5,798,191        11,906
George E. McCown               5,798,191        11,906
Glenn S. McKenzie              5,798,191        11,906
Jon H. Miller                  5,798,190        11,907
Elmar B. Schulte               5,798,191        11,906
Edward P. Swain, Jr            5,798,191        11,906


b) The selection of KPMG up as the independent public auditors for the company for its fiscal year ended December 31, 2000 was ratified.

            FOR                 AGAINST              ABSTAIN
          5,800,523            6,930,000              2,644

ITEM 5.  OTHER INFORMATION

 Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FiberMark, Inc.

Date: August 14, 2000

                                              /s/ Bruce Moore
                                       ----------------------------
                                       Bruce Moore, Vice President and
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)