Form 10-Q
period 2000-09-30
FIBERMARK INC
filed 2000-11-14
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended    September 30, 2000    or
                                     -----------------------

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

         Common Stock                                 September 30, 2000
         $.001 par value                              6,830,483

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1.    Financial Statements:

           Consolidated Statements of Income                                  3
                 Three Months and Nine Months Ended
                 September 30, 2000 and 1999

           Consolidated Balance Sheets                                        4
                 September 30, 2000 and December 31, 1999

           Consolidated Statements of Cash Flows                              5
                 Nine Months Ended
                 September 30, 2000 and 1999

           Notes To Financial Statements                                    6-9


ITEM 2.    Management's Discussion and Analysis of Financial              10-13
                 Condition and Results of Operations


ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk        13


                           PART II. OTHER INFORMATION

ITEM 5.    Other Information                                                 13

ITEM 6.    Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                   14

                                 FIBERMARK, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                    Unaudited

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
                                                    2000          1999                 2000          1999
                                                  --------      --------             --------      --------
                                                   Actual        Actual               Actual        Actual
                                                  --------      --------             --------      --------
Net sales                                         $ 84,458      $ 81,866             $270,934      $233,754

Cost of sales                                       70,668        68,035              221,594       189,048
                                                  --------      --------             --------      --------

        Gross profit                                13,790        13,831               49,340        44,706

Selling, general and administrative expenses         5,544         6,498               19,018        17,958
Facility closure expense                                           7,230                              7,230
                                                  --------      --------             --------      --------

        Income from operations                       8,246           103               30,322        19,518

Other (income) expense, net                            462            (3)               1,047           179

Interest expense                                     3,228         2,502               10,201         7,731
                                                  --------      --------             --------      --------

        Income before income taxes                   4,556        (2,396)              19,074        11,608

Income tax expense (benefit)                         1,995          (863)               8,619         4,877
                                                  --------      --------             --------      --------

        Net income (loss)                         $  2,561      $ (1,533)            $ 10,455      $  6,731
                                                  ========      ========             ========      ========

Basic earnings (loss) per share                   $   0.37      $  (0.20)            $   1.53      $   0.87
                                                  ========      ========             ========      ========

Diluted earnings (loss) per share                 $   0.37      $  (0.19)            $   1.50      $   0.85
                                                  ========      ========             ========      ========

        Average basic shares outstanding             6,830         7,720                6,830         7,746
        Average diluted shares outstanding           6,981         7,910                6,986         7,934


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              Unaudited         Audited
                                                                          September 30,    December 31,
                    ASSETS                                                         2000            1999
                                                                              ---------       ---------
Current assets:
     Cash                                                                     $   7,455       $  12,466
     Accounts receivable, net of allowances                                      49,995          41,880
     Inventories                                                                 69,324          57,928
     Other                                                                        1,266             717
     Deferred income taxes                                                        4,031           3,982
                                                                              ---------       ---------

                  Total current assets                                          132,071         116,973

Property, plant and equipment, net                                              177,923         171,423
Goodwill, net                                                                    45,038          47,038
Other intangible assets, net                                                      5,379           6,268
Other long-term assets                                                            1,456           1,602
Other pension assets                                                              3,642           3,642
                                                                              ---------       ---------

                  Total assets                                                $ 365,509       $ 346,946
                                                                              =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt                                               3,612           7,221
     Accounts payable                                                            19,929          17,954
     Accrued liabilities                                                         21,828          19,898
     Accrued income taxes payable                                                 8,440           2,815
                                                                              ---------       ---------

                  Total current liabilities                                      53,809          47,888
                                                                              ---------       ---------

Long-term liabilities:
     Revolving credit line                                                       34,968          27,968
     Long-term debt, less current portion                                       143,013         141,006
     Deferred income taxes                                                       15,342          16,087
     Other long-term liabilities                                                 20,600          22,220
                                                                              ---------       ---------

                  Total long-term liabilities                                   213,923         207,281
                                                                              ---------       ---------

                  Total liabilities                                             267,732         255,169

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.001 per share;
     2,000,000 shares authorized, and none issued                                  --              --
    Common stock, par value $.001 per share;
     20,000,000 shares authorized
     7,830,483 and 6,830,483 shares issued and outstanding, respectively              8               8
     Additional paid-in capital                                                  64,398          77,052
     Retained earnings                                                           40,472          30,017
     Accumulated other comprehensive loss                                        (7,101)         (2,646)
     Less treasury stock, 1,000,000 shares at cost retired in 2000                 --           (12,654)
                                                                              ---------       ---------

                  Total stockholders' equity                                     97,777          91,777
                                                                              ---------       ---------

                  Total liabilities and stockholders' equity                  $ 365,509       $ 346,946
                                                                              =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                               Nine Months Ended Sept. 30,
                                                                               ---------------------------
                                                                                   2000           1999
                                                                                 --------       --------
Cash flows from operating activities:
      Net income                                                                 $ 10,455       $  6,731

      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             8,225          6,630
          Amortization of deferred gain                                                           (1,289)
          Loss on closure of facility                                               7,902          7,230
          Changes in operating assets and liabilities:
              Accounts receivable                                                 (10,415)       (12,147)
              Inventories                                                         (13,956)           612
              Other                                                                  (441)           609
              Accounts payable                                                      2,853          1,872
              Accrued pension and other liabilities                                 2,981          3,859
              Other long-term liabilities                                             581         (2,607)
              Accrued income taxes payable                                          6,199
                                                                                 --------       --------

              Net cash provided by operating activities                            14,384         11,500
                                                                                 --------       --------

Cash flows used for investing activities:
      Additions to property, plant and equipment                                  (28,935)       (41,295)
      Payments for business acquired                                                             (22,147)
      Deferred charge costs                                                                         (193)
      Decrease in other intangible assets                                             325             61
                                                                                 --------       --------

              Net cash used in investing activities                               (28,610)       (63,574)
                                                                                 --------       --------

Cash flows from financing activities:
      Net proceeds from exercise of stock options                                                    404
      Stock buyback                                                                               (1,013)
      Net borrowings under revolving credit line                                    7,000         13,881
      Borrowing of debt                                                             9,826         16,194
      Repayment of debt                                                            (5,782)        (1,098)
                                                                                 --------       --------

              Net cash provided by financing activities                            11,044         28,368
                                                                                 --------       --------

Effect of exchange rate changes on cash                                            (1,829)        (1,289)

              Net decrease in cash                                                 (5,011)       (24,995)

Cash at beginning of period                                                        12,466         33,804
                                                                                 --------       --------

Cash at end of period                                                            $  7,455       $  8,809
                                                                                 ========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The balance sheet as of September 30, 2000 and the statements of income and cash flows for the quarters, and nine months ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.   INVENTORIES:

     Inventories at September 30, 2000 and December 31, 1999 consisted of the following (000's):

                                        (Unaudited)
                                          09/30/00            12/31/99
                                         ---------            --------
     Raw Material                        $  23,368            $ 21,232
     Work in Progress                       17,258              14,774
     Finished Goods                         24,202              17,561
     Stores Inventory                        2,454               2,386
     Operating Supplies                      2,042               1,975
                                         ---------            --------

     TOTAL INVENTORIES                    $ 69,324            $ 57,928
                                         =========            ========

3.   NET INCOME PER COMMON SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income follows:

                                                                           UNAUDITED                            UNAUDITED
                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  -----------------------------       -----------------------------
                                                                    9/30/00           9/30/99           9/30/00           9/30/99
                                                                  -----------       -----------       -----------       -----------
Numerator:
       Income available to common shareholders used in basic
       and diluted earnings per share ($000)                      $     2,561       $    (1,533)      $    10,455       $     6,731
                                                                  -----------       -----------       -----------       -----------
Denominator:
       Denominator for basic earnings per share:
           Weighted average shares                                  6,830,483         7,719,654         6,830,483         7,745,640

       Effect of dilutive securities:
           Fixed stock options                                        150,138           190,079           155,063           188,176
                                                                  -----------       -----------       -----------       -----------

       Denominator for diluted earnings per share:
           Adjusted weighted average shares                         6,980,621         7,909,733         6,985,546         7,933,816
                                                                  ===========       ===========       ===========       ===========

Basic earnings per share                                          $      0.37       $     (0.20)      $      1.53       $       .87

Diluted earnings per share                                        $      0.37       $     (0.19)      $      1.50       $       .85

4.   COMPREHENSIVE INCOME:

                                                                           UNAUDITED                            UNAUDITED
                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  -----------------------------       -----------------------------
                                                                    9/30/00           9/30/99           9/30/00           9/30/99
                                                                  -----------       -----------       -----------       -----------
Net Income (loss)                                                 $     2,561       $    (1,533)      $    10,455       $     6,731

Minimum pension liability adjustment
       net of tax benefit                                                --                  54              --                  82

       Currency translation adjustment                                 (2,565)              924            (4,455)           (1,766)
                                                                  -----------       -----------       -----------       -----------

Comprehensive income (loss)                                       $        (4)      $      (555)      $     6,000       $     5,047
                                                                  ===========       ===========       ===========       ===========

5.  SEGMENT INFORMATION:

The following table categorizes net sales in each market segment into the appropriate operating segment:

                                                                              Unaudited (In Thousands)
                                                                                 Operating Segment
                                            --------------------------------------------------------------------------------------
                                                                  Technical
3 months ended Sept. 30, 2000                German Oper.          & Office            Durable
Net sales                                   & Filter Media         Products          Specialties        Other           Total
                                            ----------------    ---------------    ----------------  ------------   --------------
              MARKET SEGMENT
              --------------
              Filter Media                           22,507              1,313                                             23,820
              Technical Specialties                  11,692             14,134                                             25,826
              Durable Specialties                     6,499                                 16,814                         23,313
              Office Products                                           11,499                                             11,499
                                            ----------------    ---------------    ----------------  ------------   --------------

                          Total                    $ 40,698           $ 26,946            $ 16,814        $    -        $  84,458
                                            ================    ===============    ================  ============   ==============

3 months ended Sept. 30, 1999
Net sales
              MARKET SEGMENT
              --------------
              Filter Media                           22,437              1,360                                             23,797
              Technical Specialties                   8,207             14,338                                             22,545
              Durable Specialties                     5,674                                 16,505                         22,179
              Office Products                                           13,345                                             13,345
                                            ----------------    ---------------    ----------------  ------------   --------------

                          Total                    $ 36,318           $ 29,043            $ 16,505        $    -        $  81,866
                                            ================    ===============    ================  ============   ==============

                                                                              Unaudited (In Thousands)
                                                                                 Operating Segment
                                            --------------------------------------------------------------------------------------
                                                                  Technical
9 months ended Sept. 30, 2000                German Oper.          & Office            Durable
Net sales                                   & Filter Media         Products          Specialties        Other          Total
                                            ----------------    ---------------    ----------------  ------------   --------------
              MARKET SEGMENT
              --------------
              Filter Media                           75,382              4,241                                             79,623
              Technical Specialties                  36,549             42,920                                             79,469
              Durable Specialties                    20,289                                 53,631                         73,920
              Office Products                                           37,922                                             37,922
                                            ----------------    ---------------    ----------------  ------------   --------------

                          Total                    $132,220           $ 85,083            $ 53,631        $    -        $ 270,934
                                            ================    ===============    ================  ============   ==============

9 months ended Sept. 30, 1999
Net sales
              MARKET SEGMENT
              --------------
              Filter Media                           70,541              4,003                                             74,544
              Technical Specialties                  11,054             43,908                                             54,962
              Durable Specialties                    17,637                                 47,269                         64,906
              Office Products                                           39,342                                             39,342
                                            ----------------    ---------------    ----------------  ------------   --------------

                          Total                    $ 99,232           $ 87,253            $ 47,269        $    -        $ 233,754
                                            ================    ===============    ================  ============   ==============

5.  SEGMENT INFORMATION:

The following table details selected financial data by operating segment:

                                          Unaudited (In Thousands)
                                             Operating Segment
                                     ------------------------------------------------------------------------------------------
                                                           Technical
                                      German Oper.         & Office            Durable
3 months ended Sept. 30, 2000        & Filter Media        Products          Specialties            Other            Total
                                     ----------------   ----------------    ---------------    ----------------   -------------
Net sales                                   $ 40,698           $ 26,946           $ 16,814                           $ 84,458
Inter-segment net sales                           89              1,502                                 (1,591)             -
                                     ----------------   ----------------    ---------------    ----------------   ------------

Total net sales                             $ 40,787           $ 28,448           $ 16,814            $ (1,591)      $ 84,458
                                     ================   ================    ===============    ================   ============

EBIT                                        $  3,251           $  1,330           $  3,203                           $  7,784
                                     ================   ================    ===============    ================   ============

Depreciation & Amortization                 $    878           $  1,257           $    589                           $  2,724

Total Assets                                $137,770           $138,981           $ 34,304            $ 54,454 (1)   $365,509


3 months ended Sept. 30, 1999

Net sales                                   $ 36,318           $ 29,043           $ 16,505                           $ 81,866
Inter-segment net sales                            -                810                                   (810)             -
                                     ----------------   ----------------    ---------------    ----------------   ------------

Total net sales                             $ 36,318           $ 29,853           $ 16,505            $   (810)      $ 81,866
                                     ================   ================    ===============    ================   ============

EBIT                                        $  2,852           $  3,048           $  2,453            $ (8,247)(2)   $    106
                                     ================   ================    ===============    ================   ============

Depreciation and Amortization
   (Excluding Deferred Gain)                $    830           $    908           $    569                           $  2,307
Total Assets                                $141,864           $118,903           $ 57,537            $ 25,662 (1)   $343,966

                                          Unaudited (In Thousands)
                                             Operating Segment
                                     -----------------------------------------------------------------------------------------
                                                           Technical
                                      German Oper.         & Office            Durable
9 months ended Sept. 30, 2000        & Filter Media        Products          Specialties            Other          Total
                                     ----------------   ----------------    ---------------    ----------------   ------------

Net sales                                   $132,220           $ 85,083           $ 53,631            $      -       $270,934
Inter-segment net sales                          224              3,515                                 (3,739)             -
                                     ----------------   ----------------    ---------------    ----------------   ------------

Total net sales                             $132,444           $ 88,598           $ 53,631            $ (3,739)      $270,934
                                     ================   ================    ===============    ================   ============

EBIT                                        $ 17,218           $  3,664           $  8,393                           $ 29,275
                                     ================   ================    ===============    ================   ============

Depreciation & Amortization                 $  2,684           $  3,799           $  1,742                           $  8,225

Total Assets                                $137,770           $138,981           $ 34,304            $ 54,454 (1)   $365,509


9 months ended Sept. 30, 1999

Net sales                                   $ 99,232           $ 87,253           $ 47,269                           $233,754
Inter-segment net sales                           24              3,012                123              (3,159)             -
                                     ----------------   ----------------    ---------------    ----------------   ------------

Total net sales                             $ 99,256           $ 90,265           $ 47,392            $ (3,159)      $233,754
                                     ================   ================    ===============    ================   ============

EBIT                                        $ 11,821           $  9,095           $  6,670            $ (8,247)(2)   $ 19,339
                                     ================   ================    ===============    ================   ============

Depreciation and Amortization
   (Excluding Deferred Gain)                $  2,179           $  2,672           $  1,779                           $  6,630
Total Assets                                $141,864           $118,903           $ 57,537            $ 25,662 (1)   $343,966


(1)  Corporate assets not allocated to operating segments.
(2)  1999 Other includes:  Technical & Office Products:                        Facility closure                      $ (7,230)
                                                                               Sale/leaseback termination            $ (1,017)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


Net sales for the third quarter of 2000 were $84.5 million compared with $81.9 million for the third quarter of 1999, a 3.2% increase. Sales in FiberMark's German operations and filter media operating segment increased by 12.1% to $40.7 million compared with $36.3 million in the third quarter of 1999, with $3.4 million of this increase related to the Lahnstein acquisition. The technical and office products operating segment sales decreased by 6.9% to $27.0 million compared with $29.0 million for the same period in 1999. Sales in the durable specialties operating segment increased by 1.8% to $16.8 million compared with $16.5 million for the third quarter of 1999.

Sales in the German operations and filter media segment were up due to strong demand in our automotive and vacuum bag filter business in Europe. In addition, Lahnstein revenues were strong, with particular strength in wallcovering and flooring materials. The decrease in the technical and office products segment was primarily due to weaker sales in office products. A general softening in the U.S. economy and continued consolidation within the office products industry have resulted in the decline in sales. The slight increase in durable specialties reflects continued strength in the masking tape business offset by softness in binding tapes used in office filing supplies.

Gross margin for the third quarter was 16.3% compared with 16.9% last year. The lower gross margin was attributable to increases in pulp prices and energy costs that have not yet been fully recovered with selling price increases.

General and administrative expenses for the third quarter of 2000 were $5.5 million compared to the $6.5 million for the same period in 1999. The decrease for the quarter is primarily due to $.5 million in marketing support payments received from suppliers.

Interest expense was $3.2 million for the quarter compared with $2.5 million for the same period in 1999. The increase is due to the higher levels of debt as a result of the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for last year's stock repurchase program.

The effective income tax rate was 43.8% compared with 36.0% for the third quarter of 1999. Because of the Lahnstein acquisition, a higher percentage of the company's earnings flow from Germany, which has a higher tax rate than the United States.

Net income for the third quarter of this year was $2.6 million, or $.37 per diluted share, compared with a net loss of $1.5 million, or $.19 per diluted share, for the third quarter of last year. The third quarter of 1999 included the write down of the Hughesville facility which negatively impacted net income by $4.4 million or $.56 per share and the termination of the sale/leaseback facility which reduced net income by $.6 million or $.08 per share.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the first nine months of 2000 were $270.9 million compared with $233.8 million for the first nine months of 1999, a 15.9% increase. Sales in FiberMark's German operations and filter media operating segment increased by 33.3% to $132.2 million compared with $99.2 million in the first nine months of 1999. The Lahnstein acquisition accounted for $24.5 million of this increase. The technical and office products operating segment sales decreased by 2.5% to $85.1 million compared with $87.3 million for the same period in 1999. Sales in the durable specialties operating segment increased by 13.3% to $53.6 million compared with $47.3 million for the first nine months of 1999.

Sales in the German operations and filter media segment were up due to strong demand in our automotive and vacuum bag filter business particularly in Europe. Additionally, Lahnstein revenues were exceptionally strong due to growth in wallcovering, flooring materials and printing/graphic arts grades. Revenues in our technical and office products segment were slightly lower primarily due to weaker sales in our office products as a result of a general softening in the U.S. economy and continued consolidation within the office products industry. The increase in durable specialties reflects strong demand worldwide for masking tape driven by strong construction and renovation activity, as well as new business gains with key customers.

Gross margin for the first nine months of 2000 was 18.2% compared with 19.1% for the last year. The lower gross margin was attributable to significant increases in raw material and energy costs that have not been fully recovered with selling price increases.

General and administrative expenses increased by $1.0 million in the first nine months of 2000 to $19.0 million versus $18.0 million for the comparable nine-month period, due to the Lahnstein acquisition.

Interest expense was $10.2 million for the first nine months compared with $7.7 million for the same period in 1999. The increase is due to the higher levels of debt as a result of the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for last year's stock repurchase program.

The effective income tax rate was 45.2% compared with 42.0% for the first nine months of 1999. Because of the Lahnstein acquisition, a higher percentage of the company's earnings flow from Germany, which has a higher tax rate than the United States.

Net income for the first nine months of 2000 was $10.5 million or $1.50 per diluted share, compared with last year's level of $6.7 million or $.85 per diluted share. The first nine months of 1999 included the write down of the Hughesville facility which negatively impacted net income by $4.4 million or $.56 per share and the termination of the sale/leaseback facility which reduced net income by $.6 million or $.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the company had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, the company had available to it a $50.0 million revolving credit facility as of September 30, 2000. As of such date, $37.8 million was outstanding under this credit facility.

As of September 30, 2000, Gessner had a secured term loan of $20.7 million with Bayerische Bank. The balance of this loan amortizes over five years with interest rates ranging from 6.4% to 7.0%. As of this same date, Gessner had an unsecured term loan of $1.8 million with the previous owner. The remaining loan balance amortizes over one year and has a fixed rate of 5%. As of September 30, 2000, Gessner also had a $6.3 million capital spending facility with Bayerische Vereinsbank. As of such date $4.1 million was outstanding under this facility. As of September 30, 2000, Gessner also had a $6.7 million line of credit. As of such date no advances are outstanding under this facility. Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through a term loan. As of September 30, 2000, Lahnstein had a $10.2 secured term loan with Bayerische Bank. The balance of this loan amortizes over five years with interest rates ranging from 6.0% to 7.1%.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the nine months ended September 30, cash flows from operating activities were $14.4 million in 2000 and $11.5 million for 1999. During these periods, additions to property, plant and equipment totaled $28.9 million in 2000 and $41.3 million in 1999. The company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project is expected to cost $22.0 million in total. The company has arranged a $15.0 million capital spending facility with Jules & Associates to partially fund this project. This facility will have a fixed interest rate of approximately 8.5% and will amortize over seven years. As of September 30, 2000, $9.8 million had been advanced under this facility. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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


ITEM 5. OTHER INFORMATION

Effective September 29, 2000, Director George E. McCown resigned from FiberMark's Board of Directors for personal reasons.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FiberMark, Inc.


Date: November 14, 2000

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