Form 10-K
period 2000-12-31
FIBERMARK INC
filed 2001-02-23
CIK 887591

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




       For the fiscal year ended December 31, 2000 Commission file number
                                     0-20231



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
                                                              Yes X    No
                                                                 ----     ----

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                              Yes      No  X
                                                                 ----     ----

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange was $59,803,972 as of February 2, 2001. Excluded from this computation were shares held by directors and executive officers of the Company and their associates as a group. Such exclusion does not signify that members of this group are "affiliates" of or controlled by the Company.

      The number of shares of Common Stock outstanding was 6,834,183 as of February 2, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      REGISTRANT'S DEFINITIVE PROXY STATEMENT THAT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH REGISTRANT'S 2000 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 15, 2001 IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                                     PART I

ITEM 1. BUSINESS

FiberMark is a leading producer of specialty fiber-based materials meeting industrial and consumer needs worldwide, with facilities in the United States and Europe. Formed as an independent company in 1989, we subsequently went public in 1993. Through strong technical capabilities, innovation and a service orientation, FiberMark holds leadership positions in its primary markets. Our versatile manufacturing capabilities - comprising papermaking, synthetic/nonwoven web technology, saturating, coating and other finishing processes - generate products such as:

      o     filter media for transportation, vacuum bag and fast food filtration

      o base materials for specialty tapes, labels, photographic and graphic arts applications, printed circuit boards, wallcovering, flooring materials and sandpaper

      o     cover materials for office and school supplies.

Using a wide range of fibers and raw materials, including wood pulp and recovered paper, cotton denim, glass, rayon and other synthetic fibers, our engineered materials are typically sold in roll or sheet form. Through our internal sales force, we sell most of our business directly to customers. These customers, often called converters, manufacture components or finished products such as automotive oil filters, industrial fuel cells, specialized masking tapes and pressboard ring binders. In some markets, our materials are sold through distributors or paper merchants.


OVERVIEW

As a specialty fiber-based materials producer, we serve a broad range of markets that stem from four broad product families: filter media, durable specialties (tape and label base materials), technical specialties (base materials for a multitude of markets) and cover materials for office, home and school supplies. Our three operating segments are: German Operations and Filter Media North America, Durable Specialties, and Technical & Office Products. The relationship of our operating segments to our product families is described in footnote 20 to the consolidated financial statements included in this offering memorandum, entitled "Segment Information".

The following chart outlines our broad product families and their corresponding products and markets:

----------------------------------     ----------------------------------
          FILTER MEDIA                        DURABLE SPECIALTIES

----------------------------------     ----------------------------------
TRANSPORTATION FILTRATION             TAPE SUBSTRATES
   Liquid: Fuel/                      (MASKING/PRESSURE SENSITIVE TAPES)
     Hydraulic/Lubrication             Medical/Surgical
   Engine Air                            Automotive:  Painting
   Passenger Cabin Air                   Construction/Renovation:
HOME FILTRATION                            Painting
   Vacuum Bag Filters                    Electronics
   Water                                 Photographic
INDUSTRIAL FILTRATION                 BINDING TAPES
   Industrial Fuels                      Edge Binding and Reinforcing
   Beverage Processing                   Home and Office
   Hot Oil Processing:  Fast Food     DURABLE BASE MATERIALS
   Pharmaceutical Processing             Labels - imitation leather and
                                      synthetic
                                         Protective Coverings

-----------------------------------     ----------------------------------
       TECHNICAL SPECIALTIES                      OFFICE PRODUCTS

-----------------------------------     ----------------------------------

ELECTRICAL/ELECTRONICS                  HEAVYWEIGHT COVER MATERIALS
   Insulating Base for                     Binding
Transformers                               Filing
   Printed Circuit Board Base           LIGHTER-WEIGHT COVER
   Fuel Cell Composite                  MATERIALS
   Assembly Cushioning Materials           Filing
COMMUNICATIONS/GRAPHIC ARTS                Presentation
   Archival Materials
   Security Paper
   Specialty Cover Materials
   Label Base
INDUSTRIAL HIGH PERFORMANCE
   Fire Retardant Material:
     Automotive/Industrial Filter
   Wet Strength:  Industrial
Process
   Friction Materials:  Automotive
   Absorbent Materials:  Medical
   Photographic Packaging
HOME/COMMERCIAL
   Abrasive Base:  Sandpaper
   Wallcovering, Flooring,
Tablecloths
   Disposable Wetlaid Nonwovens
   Wallboard Joining

BUSINESS STRATEGY

We seek to maximize returns to our stockholders by pursuing a strategy that has the following elements:

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

      o     Create new market opportunities

      o     Reduce costs

      o     Reduce exposure to supply/demand volatility

OVERVIEW OF MAJOR MARKETS AND FIBERMARK PRODUCT FAMILIES

FILTER MEDIA

Filter media remains tied as our largest product family, due to the January 1998 acquisition of Steinbeis Gessner GmbH. FiberMark Gessner's filter business, together with our North American Filter Media business, accounted for 29% of 2000 sales. The following chart summarizes the filter materials that we produce, the markets they serve, and representative customers.


--------------------------------------------------------------------------------
     MATERIALS/PRODUCTS        END PRODUCTS/MARKETS     REPRESENTATIVE CUSTOMERS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 TRANSPORTATION FILTRATION (CAR, TRUCK, HEAVY-DUTY EQUIPMENT, TRAIN, JET, ETC.)
--------------------------------------------------------------------------------
o  Saturated and            o Liquid filters:         Delphi Automotive
   unsaturated paper that     fuel, lube, hydraulic   Systems Corp.,
   may be reinforced with     oil                     Eurofilters N.V.,
   glass, cotton or         o Air filters:            Filterwerke Mann+Hummel
   synthetic fibers           engine and vehicle      GmbH, Fleetguard Inc.,
o  Synthetic:                 passenger cabin         Division of Cummings
   non-woven meltblown                                Engine Co., Mahle
o  Composite materials                                Filterwerke GmbH,
                                                      Purolator Products


--------------------------------------------------------------------------------
HOME FILTRATION
--------------------------------------------------------------------------------
o  Paper and                o Vacuum cleaner bags     Branofilter GmbH,
   synthetic:                                         Electrolux Filter AB, The
   non-woven meltblown                                Eureka Co., Home Care
                                                      Industries, Inc.

o  Carbon-activated         o Residential water       Met-Pro (Keystone Filter
   paper for removal of       filters: drinking       Division), Omni Filter &
   taste and odor             water, swimming pools   Manufacturing
o  Pleated/saturated          and spas
   paper for particulate
   removal


--------------------------------------------------------------------------------
INDUSTRIAL FILTRATION
--------------------------------------------------------------------------------
o  Hot-oil filter bags      o Hot-oil filtration      Food service distributors
   and sheets                 in fast food
                              restaurants
o  Specialized filter       o Processing              Industrial distributors
   media                      filtration:
                              industrial fuels,
                              beverages,
                              pharmaceuticals
--------------------------------------------------------------------------------

COMPETITORS

The largest single competitor in the filter business is Ahlstrom Corp. Other competitors include Hollingsworth and Vose Co. and Binzer GmbH & Co KG. In the vacuum filter media market, Monadnock Paper Mills, Inc., is a U.S. competitor and Neukaliss Spezialpapier GmbH and MB Papeless Especiales S.A. are European competitors.

MANUFACTURING

We produce filter media at our Feldkirchen/Westerham facility in Germany, and our Richmond, Virginia, and Rochester, Michigan, facilities. We manufacture base materials, including paper, often with combinations of non-wood pulp sources such as natural and synthetic fibers, synthetic fiber-based materials, and composite paper and non-woven materials. In addition to manufacturing these base materials, we have saturating, creping, laminating and other finishing capabilities. During the year, we sold a portion of our filter business to Ahlstrom Corp., and announced plans to close our leased Richmond, Virginia, facility. We expect to close this facility by April 30, 2001.

TECHNICAL SPECIALTIES

Technical Specialties represent the most diverse product families and markets within the company. Its materials are used in communications, including base or cover materials for electrical/electronics and graphic arts, as well as other technical specialties such as abrasive backing materials. As a group, these products and markets represent 29% of FiberMark's 2000 sales revenue.


---------------------------------------------------------------------------------------
      MATERIALS/PRODUCTS           END PRODUCTS/MARKETS       REPRESENTATIVE CUSTOMERS
---------------------------------------------------------------------------------------
ELECTRICAL/ELECTRONICS
-------------------------------------------------------------
o  Insulating base          o  Electrical transformers
o  Printed circuit board    o  PC's, remote control
   base                        devices
o  Fuel cell composite      o  Industrial fuel cells           o  3M

-------------------------------------------------------------  o  Automotive
COMMUNICATIONS/GRAPHIC ARTS                                       Composites Co.
-------------------------------------------------------------
o  Archival quality,        o  Matboard for picture
   acid free paper and         mounting/framing
   boards; cover materials  o  Archival filing and             o  Bedford
   for storing, presenting     storage products                   Materials Co., Inc.
   information or materials

o  Specialty cover          o  Publishing:
   materials for presenting,   hard- and soft-cover            o  Eastman Kodak
   storing, and preserving     diaries, planners,                 Corp.
   information or materials    reference books
                            o  Graphic arts/printing
                               trade:
                               menus, promotional              o  Crescent
                               literature, maps, durable          Cardboard, Co.
                               documents, labels, flock

o  Label base               o  Laser printed labels -
                               indoor or outdoor               o  Laminating
                                                                  Company of America
o  Security paper           o  Identity cards such as
                               Social Security, ticket
                               stock, stock certificates,
                               drivers' licenses and car       o  Nielson and
                               registrations                      Bainbridge
-------------------------------------------------------------
HOME/COMMERCIAL
-------------------------------------------------------------  o  C. Klingspor GmbH
o  Base materials:          o  Wallcovering, flooring
   paper and nonwovens      o  Disposable tablecloth
                               and medical drapes and          o  Isola Laminate
                               garments                           Systems

o  Abrasive backing         o  Sandpaper for hand and          o  Permafiber, Corp.
   material:                   machine sanding
   wet and dry applications                                    o  Saint-Gobain
-------------------------------------------------------------     Group (Saint-Gobain
INDUSTRIAL
-------------------------------------------------------------  o  Starcke GmbH & Co.
o  Fire retardant           o  Automotive/industrial
   material                    filter
o  Wet strength             o  Industrial Process              o  Virginia
o  Friction materials       o  Automotive                         Abrasives Corp.
o  Absorbent materials      o  Medical
-------------------------------------------------------------

COMPETITORS

Our competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins Appleton PLC, International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc, Fiber Composites (a division of Ahlstrom Paper Group), Kimberly Clark Corp., Knowlton Specialties, Munxjo, Schoeffer & Hoesch and Mead Corp. In some of our niche markets, we compete with various small competitors, typically none of which has a dominant market position. In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl must also be considered competitors.

MANUFACTURING

The base materials for this group of markets are typically manufactured in the four mills in the Technical & Office Products Division: Fitchburg, Massachusetts; Warren Glen and Hughesville, New Jersey; and Brattleboro, Vermont. Additionally, the Bruckmuhl, Germany, facility also manufactures technical specialties in the abrasive category. All of FiberMark Lahnstein's product lines are counted among technical specialties. Other FiberMark facilities may, at times, manufacture materials for this market.

DURABLE SPECIALTIES

Our durable specialties product lines are produced and marketed by our U.S. Durable Specialties Division and the durable specialties business from FiberMark Gessner, accounting for 28% of our 2000 business. Tape substrates represent the company's primary product family within durable specialties. We are one of the leading producers of specialty tape substrates and a broad range of saturated, coated non-woven and paper materials. The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:


---------------------------------------------------------------------------------------
      MATERIALS/PRODUCTS           END PRODUCTS/MARKETS       REPRESENTATIVE CUSTOMERS
---------------------------------------------------------------------------------------
TAPE SUBSTRATES
-------------------------------------------------------------
o  Tape substrates:         o  Masking /pressure
   base for masking tape       sensitive tape for:
   and other pressure          o  Automotive
   sensitive tapes                painting: OEM and
   o  Raw and saturated           repair                       o  3M
                               o  Building
                                  construction/                o  Alpha Beta
                                  renovation: painting            Enterprise Co.,
                                  aid                             Ltd.
                               o  Carrier and
                                  bandoliering materials       o  Avery Dennison
                                  used for electronics            Corp.
                                  components
                                  manufacturing                o  Beiersdorf AG
                               o  Medical/surgical                (Tesa)
                                  tapes and bandages
                                                               o  Esselte Corp.

                                                               o  Intertape Polymer
                                                                  Group
-------------------------------------------------------------
BINDING TAPES                                                  o  Lantzis S.A.
-------------------------------------------------------------     Adhesives

o  Binding tapes:           o  Filing products,                o  Nitto Denko Corp.
   edge binding and            checkbooks, memo pads
   reinforcing                                                 o  Sicad S.p.A.
o  Coated synthetic
   non-woven materials                                         o  Smead
-------------------------------------------------------------     Manufacturing Co.
DURABLE BASE MATERIALS
-------------------------------------------------------------

o  Durable base             o  Labels for seat
   materials                   belts, infant car seats
   o  Label base:              and jeans
      synthetic and         o  Protective covers
      imitation leather        for air bags
   o  Synthetic materials
-------------------------------------------------------------

COMPETITORS

Our competitors include a mix of large integrated manufacturers and smaller independent companies, such as Kimberly Clark Corp., Northeast Paper Converting Company and Ahlstrom Corp. In some of our niche markets, we compete with various small competitors, none of which has a dominant market position. Manufacturers of alternate materials must also be considered competitors.

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

OFFICE PRODUCTS

Office products cover materials are used in communications applications, primarily for supplies used in the office, home or school. Marketed by our Technical & Office Products Division, office products materials comprise 14% of the company's 2000 revenue. The major components of this product family/market, the end products/markets and representative customers are noted below:


-----------------------------------------------------------------------------------
      MATERIALS/PRODUCTS       END PRODUCTS/MARKETS      REPRESENTATIVE CUSTOMERS
-----------------------------------------------------------------------------------
o  Specialty cover          o  Binding:                  o  ACCO World Corp
   materials (heavyweight      data and ring binders,    o  Esselte Corp.
   and lighter-weight) for     notebooks                 o  Smead Manufacturing
   products that present,   o  Filing/active use:           Co.
   bind, store or preserve     file folders,
   information                 pressboard folders and
                               other filing products,
                               diaries and planners
                            o  Presentation:
                               document / report
                               covers, folders
-----------------------------------------------------------------------------------

COMPETITORS

Our competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, such as: International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc. and Merrimac Paper Co., Inc. In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl are also competitors.

MANUFACTURING

The base materials for this group of markets are largely manufactured in Brattleboro, Vermont, but are also manufactured or processed further by other facilities within the Technical & Office Products Division, notably Warren Glen and Hughesville, New Jersey.

INTERNATIONAL SALES

With the combination of the German business acquisitions and pre-existing international sales, the company now sells or manufactures 39.0% of its business outside North America. The majority of these sales are in Europe. A detailed breakdown of sales revenue and property, plant and equipment by geographic region is found in the final tables of footnote 20 to the consolidated financial statements, entitled Segment Information.

EMPLOYEES

As of December 31, 2000, the company employed a total of 1,609 employees, of whom 527 were salaried and 1,084 were hourly.

In the U.S., all of our hourly employees are members of either the Paper, Allied-Industrial, Chemical and Energy Workers International Union, known as PACE, formerly the United Paper Workers International Union, known as UPIU, or the International Brotherhood of Electrical Workers, except that the hourly employees at the Quakertown, Pennsylvania, facility, are non-union. In Germany, employees are represented by the Mining, Chemicals and Energy Trade Union, INDUSTRIEGEWERKSCHAFT BERGBAU, CHEMIE AND ENERGIE (IG BCE). Approximately 70% of salaried employees and all of the hourly employees are union eligible, but are not necessarily members, as membership is voluntary and not disclosed. Employees are represented by a local works council.

Our labor contracts expire as follows:

    FACILITY                                          EXPIRATION DATE
    -----------------------------------------------------------------
    Warren Glen, N.J. (a) ............................   May 23, 2004
                                                         May 25, 2004
    Hughesville, N.J. (a) ............................   May 23, 2004
                                                         May 25, 2004
    Rochester, Mich. .................................   June 26, 2004
    Fitchburg, Mass. .................................   April 30, 2003
    Brattleboro, Vt. .................................   August 31, 2002
    Bruckmuhl and Feldkirchen/Westerham, Bavaria,
      Germany (b).....................................   February 28, 2002
    Lahnstein, Germany (b)............................   February 28, 2002
    Richmond, Va. ....................................   April 28, 2005

    (a) Workers at Warren Glen, N.J. and Hughesville, N.J. are subject to two separate collective bargaining agreements.

    (b) Expiration dates relate to the main labor agreement. Portions within these contracts have different expiration dates. German contracts are negotiated with industry representatives and the union, not by the company.

In general, we believe that we have good relations with our employees and their unions.

RAW MATERIALS

We use a wide array of raw materials to formulate our products, including virgin hardwood and softwood pulp, secondary wood fiber from pre-and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers (such as nylon, polyester and fiberglass), synthetic latex, chemicals, pigments and dyes. These materials are purchased from numerous suppliers worldwide. We do not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. We experienced a significant increase in raw material costs during 2000, not only in pulp, but in oil-based resins and latexes. We have been able to recover a significant portion of these cost increases through selling price increases. We will attempt to continue to increase our prices to our customers, but no assurances can be made that we will continue to be successful in recovering a significant portion of these increases. Approximately 14% of our revenues are based on contractual pricing that is indexed to commodity pulp. These contracts provide us with some insulation from raw material cost variability.

We have a long-standing relationship with DuPont as an approved converter of Tyvek(R) and Dacron(R) and have never experienced a disruption in supply. Although we believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek(R). Any material interruption in our supply of Tyvek(R) could have a material adverse effect on the results of operations and financial condition.

ENVIRONMENTAL REGULATION AND COMPLIANCE

We and our predecessors have made substantial investments in pollution control facilities to comply with existing environmental laws and regulations. We made expenditures for environmental purposes of $7.0 million in 2000, $5.3 million in 1999, and $3.3 million in 1998. While we believe that we have made sufficient capital expenditures to maintain compliance with existing environmental laws, any failure to comply with present and future environmental laws could subject us to future liability or require the suspension of operations. In addition, such environmental laws could restrict our ability to expand our facilities or could require the company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

The previous owners of CPG Investors, Inc., which we acquired in 1996, have been named as potentially responsible parties by the United States Environmental Protection Agency, or EPA, for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites. We do not currently expect the EPA or any other agency to implicate FiberMark. We believe we have no incurred liability in connection with the clean-up of these sites. However, we cannot assure you that our predecessors will satisfy their responsibilities in connection with such sites and, if they do not, we may incur liabilities in connection with such sites. Nor can we assure you that we will not be named as a potentially responsible party in connection with these or other sites in the future. These investigations of the activities of previous owners relate to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, known as CERCLA, and similar state laws, which provide for responses to, and liability for, releases of certain hazardous substances from a facility into the environment. These obligations are imposed on the current owner or operator of a facility from which there has been a release, the owner or operator of a facility at the time of the disposal of hazardous substances at the facility, any person who arranged for the treatment or disposal of hazardous substances at the facility, and any person who accepted hazardous substances for transport to a facility selected by such person. Liability under CERCLA can be strict, and a defendant can be held liable for damages caused by other defendants.

Under New Jersey law, the state of New Jersey required extensive environmental investigation of two sites acquired in 1996. These investigations relate to the release of hazardous substances, materials and/or wastes, as well as any necessary remediation, and are the responsibility of the previous owners of the sites. In connection with the acquisition of CPG, the former owners of CPG agreed to indemnify us, with some limitations, for various kinds of identified and potential environmental liabilities arising from the historical use of the property acquired in the acquisition of CPG or from CPG's conduct prior to the acquisition of CPG. We believe that the amount of the money held in escrow as a source of payment for these and other indemnity obligations of the former CPG owners will be sufficient to cover potential environmental liabilities incurred as a result of our acquisition of CPG. However, we cannot assure you that the limited indemnity provided by the former owners of CPG will be sufficient to cover all material environmental liabilities associated with our acquisition of CPG.

Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such laws, will not have a material adverse effect on our financial condition and results of operation. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory authorities, may give rise to additional expenditures or liabilities that could be material to our financial condition and results of operations.

ITEM 2. PROPERTIES

The following table depicts all of the company's properties as of December 31, 2000.


FACILITIES                                      OWNED/            SQ.      LAND
----------                                      ------            ---      ----
                                                LEASE            FEET      ACRES
                                                -----            ----      -----
Brattleboro, Vt. .............................. Owned            200,000      39
Brattleboro, Vt. .............................. Leased            75,000       -
Fitchburg, Mass. .............................. Owned            255,000     161
Warren Glen, N.J. ............................. Owned            299,000     162
Hughesville, N.J............................... Owned             88,000     166
Beaver Falls, N.Y. (closed on January 29, 1999) Owned            100,000     167
Owensboro, Ky. (closed on January 14, 1998) ... Owned             47,000      15
Rochester, Mich. .............................. Owned             96,000      17
Richmond, Va. ................................. Leased           112,000       -
Quakertown, Pa. ............................... Owned            165,000       7
Bruckmuhl, Germany ............................ Owned            275,698      39
Feldkirchen/Westerham, Germany ................ Owned            223,396      27
Lahnstein, Germany ............................ Owned            188,585      12

Our corporate headquarters is located at the Brattleboro, Vermont, site. We began leasing 75,000 square feet of warehouse space in Brattleboro in January 2001. We own a production facility in Lowville, New York, that is leased to
a customer.   Most facilities offer web production capabilities, largely paper, but often with the inclusion of synthetic or specialty fibers producing composite materials. Most of our facilities also combine with some level of finishing or converting capabilities such as laminating, coating, saturating, embossing. Our facility in Quakertown, Pennsylvania, however, is strictly a converting facility, coating and saturating base material purchased from other FiberMark facilities and outside sources. Additionally, Feldkirchen/Westerham contains a meltblown unit for producing synthetic non-woven materials. We maintain international sales offices in Kowloon, Hong Kong, and Annecy, France, as well as at corporate headquarters and all three German facilities.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any of these proceedings will have a material adverse effect on our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 2000.

EXECUTIVE OFFICERS

The company's executive officers are:


NAME                                       AGE   POSITION
----                                       ---   --------

Alex Kwader...............................  58  President and
                                                   Chief Executive Officer
Bruce Moore...............................  53  Vice President and
                                                   Chief Financial Officer
David R. Kruft............................  60  Vice President and General Manager,
                                                   Durable  Specialties
David E. Rousse...........................  48  Vice President and General Manager,
                                                   Technical & Office Products
Dr. Walter M. Haegler.....................  53  Vice President and General Manager,
                                                   FiberMark Gessner and Filter Media


ALEX KWADER has been our President and Chief Executive Officer since August 1991 and a director since November 1991. He is a member of the Executive Committee of the Board. Since 1970, Mr. Kwader has been employed by us and our predecessor, a division of Boise Cascade, a diversified paper products company. He served as Senior Vice President from March 1990 to August 1991 and as Vice President from our inception as a separate company in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by Boise Cascade, in various managerial positions. Mr. Kwader was General Manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the Latex Fiber Products Division of Boise Cascade. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

BRUCE MOORE has served as a Vice President since our inception as a separate company in June 1989 and as Chief Financial Officer since December 1990. From 1980 to 1989, Mr. Moore was employed by Boise Cascade in various management positions, including Controller and General Manager of the Latex Fiber Products Division. Mr. Moore holds a B.A. in Business Administration from Siena College and attended the Stanford University Executive Program.

DAVID R. KRUFT has served as Vice President and General Manager, Durable Specialties Division, since joining us in 1996 at the time of our acquisition of Arcon Holdings, Inc. He had held the position of President of Arcon since 1993, after having joined Arcon in 1990. Mr. Kruft received his B.S. in Mechanical Engineering from Hofstra University.

DAVID E. ROUSSE has served as Vice President and General Manager, Technical & Office Products Division, since April 1999. Mr. Rousse served in the same capacity for Office Products since January 1997, and joined us in 1996 in the role of Vice President, Marketing and Business Development. He was previously employed by International Paper in a number of marketing and general management positions, primarily in their Strathmore Papers fine printing papers unit, with other assignments in office papers and envelope products. Mr. Rousse received his B.S. in Engineering from Dartmouth College and an M.B.A. from the Amos Tuck School of Business at Dartmouth.

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


Year Ended December 31, 1999                             High        Low
------------------------------------------------------- --------   --------

First Quarter..........................................  $13.50     $ 9.69
Second Quarter.........................................  $15.00     $11.50
Third Quarter..........................................  $13.94     $12.56
Fourth Quarter.........................................  $13.50     $10.94

Year Ended December 31, 2000                             High        Low
------------------------------------------------------- --------   --------

First Quarter..........................................  $13.31     $10.38
Second Quarter.........................................  $13.81     $10.38
Third Quarter..........................................  $13.81     $10.19
Fourth Quarter.........................................  $10.31     $ 7.38


The company had approximately 1,105 stockholders of record of its Common Stock as of February 2, 2001. The company's transfer agent and registrar have indicated that the company had approximately 2,025 beneficial owners of its Common Stock as of February 2, 2001. The company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                 FIBERMARK, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (In thousands, except per share data)


                                                                 Year Ended December 31,
                                                2000         1999         1998         1997         1996
                                             ------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT DATA:
Net sales(1)                                 $ 355,453    $ 325,308   $ 307,092    $ 235,358    $ 124,771
Cost of sales                                  294,237      263,385     249,337      189,294      101,981
                                             ------------------------------------------------------------
Gross profit                                    61,216       61,923      57,755       46,064       22,790
General and administrative expenses             25,132       24,088      22,684       16,331        9,908
Facility closure expense(2)                      7,972        9,818       7,274       10,000         --
Sale of technology(2)                           (8,422)        --          --           --           --
                                             ------------------------------------------------------------
Income from operations                          36,534       28,017      27,797       19,733       12,882
Cogeneration income(3)                            --           --        (1,451)        (215)        --
Other expenses (income), net(4)                  1,579          469         152          600       (1,127)
Interest expense (net of interest income)       13,467       11,079      10,495        9,187        1,798
                                             ------------------------------------------------------------
Income before income taxes and
     extraordinary items                        21,488       16,469      18,601       10,161       12,211
Income tax expense                               8,629        7,486       7,092        3,992        4,697
                                             ------------------------------------------------------------
Income before extraordinary items               12,859        8,983      11,509        6,169        7,514
Extraordinary items(5)                            --           --          --           --           (297)
                                             ------------------------------------------------------------
Net income                                   $  12,859    $   8,983   $  11,509    $   6,169    $   7,217
                                             ------------------------------------------------------------
Weighted average shares outstanding              6,830        7,659       7,751        6,141        6,054

Basic earnings per share                     $    1.88    $    1.17   $    1.48    $    1.01    $    1.19
Diluted earnings per share                        1.84         1.15        1.43         0.95         1.14

OTHER CONSOLIDATION OPERATING DATA:
Depreciation and amortization                $  11,444    $   9,290   $   8,953    $   7,393    $   3,651
Capital expenditures                            42,598       15,736      13,943       13,528        8,457


                                                                       December 31,
                                                2000         1999         1998         1997         1996
                                             ------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital                              $  76,397    $  69,085   $  80,591    $  61,983    $  29,151
Total assets                                   386,213      346,946     311,231      248,001      212,008
Long-term debt (net of current maturities)     182,294      168,974     133,583      100,000      100,000
Stockholders' equity                           102,948       91,777      97,563       82,771       48,093

---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA.

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The increase in net sales for the year ended December 31, 1997, reflects the impact of the acquisition of Custom Papers Group and Arcon Coating Mills on October 31, 1996. Net sales related to these acquisitions were $127.9 million in 1997 as compared to $20.2 million in 1996. The increase in net sales for the year ended December 31, 1998 reflects the acquisition of Steinbeis Gessner GmbH in January 1998. Net sales related to this acquisition were $81.2 million in 1998. The increase in net sales for the year ended December 31, 1999 reflects the acquisition of Papierfabrik Lahnstein on August 1, 1999. Net sales related to this acquisition were $15.9 million in 1999, and $39.7 million in 2000.

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

      On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility and consolidate its production demands with several of its other facilities. Operations continued until a sufficient level of transition inventory was established to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. The company booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998. We also reduced Owensboro closure expenses by $0.5 million in 1998.

      On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease operations at Hughesville by March 31, 2001, and the book value of the mill has been written down by $7.2 million accordingly. Additionally, the company increased closure expenses for its previously closed Beaver Falls and Owensboro facilities by $.1 million and $2.5 million, respectively. In 2000, the company added approximately $45,000 of expenses related to Beaver Falls, and adjusted Hughesville closure expenses by a reduction of $232,000.

      On September 1, 2000, the company agreed to sell a portion of the filter media volume manufactured at its leased Richmond, Virginia, facility to Ahlstrom Paper Group. The company plans to transfer the remaining volume to other FiberMark facilities and to close the Richmond facility by April 30, 2001. As of December 31, 2000, related facility closure charges of $8.2 million were recorded. Proceeds from the sale of technology net of legal expenses were $8.4 million.

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

(4) Other expenses (income) for the 1999, 1998, 1997 and 1996 periods include $1,289,000, $1,719,000, $1,718,000 and $1,719,000, respectively, of amortized income related to a deferred gain on a sale-leaseback transaction. On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, mill. The sale of these assets resulted in a book gain of $17,187,000. This gain was amortized over the ten-year life of the lease. The assets relative to this lease were repurchased on September 30, 1999. There was no related amortized income for the year 2000.

(5) Extraordinary items for 1996 include a $495,000 loss related to the early extinguishment of debt, net of an income tax benefit of $198,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During our history as an independent company, we have undertaken a series of acquisitions and consolidations designed to broaden and deepen our product and market capabilities, lower our manufacturing costs and our dependence on certain raw materials and improve our operational flexibility. We have successfully acquired and integrated five major businesses into FiberMark operations since 1994 and grown our revenues from $80.0 million in 1993 to $355.5 million in 2000. The following acquisitions and consolidations reflect our objectives.

On November 19, 1997, we announced that we planned to cease operations at our Owensboro, Kentucky, mill and consolidate its production with several of our other mills. Operations continued until we established a sufficient level of transition inventory to ensure continued service to customers during the production transfer period. The Kentucky mill was closed on January 14, 1998. We took a $10.0 million pre-tax charge related to the closure of this facility in the fourth quarter of 1997.

Effective January 1, 1998, we acquired Steinbeis Gessner GmbH, referred to as Gessner, for a purchase price of $43.0 million. Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filtration, technical specialties and durable specialties markets. Sales for 1998 were $81.2 million. To finance this acquisition, we sold 1,500,000 shares of common stock on December 15, 1997 and 135,000 shares on January 15, 1998 for gross proceeds of $33.5 million and net proceeds to us of approximately $31.0 million. To complete the financing of the Gessner acquisition, we also borrowed $29.6 million from Bayerische Vereinsbank in Munich, Germany on January 12, 1998. This term loan amortizes over seven years with interest rates ranging from 5.8% to 7.0%.

On November 4, 1998, we announced that we planned to cease operations at our Beaver Falls, New York facility and consolidate our production demands with several of our other facilities. Operations continued until we established a sufficient level of transition inventory to ensure continued service to customers during the transition period. The New York facility was closed on January 29, 1999. We booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998. We also reduced Owensboro closure expenses by $0.5 million in 1998.

Effective August 1, 1999, we acquired Papierfabrik Lahnstein GmbH, a leading European manufacturer of specialty papers and nonwoven materials used for wallcoverings, security papers, self-adhesive labels and flooring overlay. Lahnstein's annual sales at that time were approximately $36.0 million. The purchase price for the acquisition was approximately $22 million and was financed with $7.0 million of cash reserves and $15.0 million in German bank debt. This debt amortizes over six years and carries an interest rate ranging from 5.4% to 7.1%.

On August 31, 1999, we initiated a project to install a new paper machine at our Warren Glen, New Jersey, facility and to consolidate operations from another facility. In connection with this project, net asset value has been written down by $7.2 million. In 1999 we also increased closure expenses for our previously closed facilities by $2.6 million. In 2000 facility closure expenses were decreased by $0.2 million.

On September 30, 1999, we terminated our sale/leaseback facility with The CIT Group, and repurchased the assets at our Brattleboro mill. Concurrently, we expanded our revolving credit facility with CIT from $20.0 million to $50.0 million. On an annualized basis, this transaction reduced lease expense by $4.5 million and increased depreciation expense by $1.2 million. Due to this cost structure reduction, inventory valuation was reduced by $0.8 million. We also incurred refinancing fees of $0.3 million, which are being amortized over the life of the agreement.

On September 1, 2000, we entered into an agreement with Ahlstrom Paper Group to sell certain filter media production technology and equipment and a portion of the filter media volume manufactured at the Richmond, Virginia, facility. We plan to transfer the remaining Richmond volume to other FiberMark facilities and to close the Richmond facility by April 30, 2001. As of December 31, 2000, we booked $8.2 million in closure charges and $8.4 million revenue from the sale of technology.

Excluding the impact of facility write downs and the sale of technology, our income from operations increased from $29.7 million in 1997 (12.6% of sales) to $36.1 million in 2000 (10.2% of sales). This increase was attributable to the added sales volume that resulted from the 1998 and 1999 acquisitions.

The following table sets forth certain operating data as a percentage of net sales.


--------------------------------------------------------------------------------
                                                      2000     1999     1998
--------------------------------------------------------------------------------
Net sales............................................ 100.0%   100.0%   100.0%
Cost of sales........................................  82.8     81.0     81.2
Gross profit.........................................  17.2     19.0     18.8
General and administrative expenses..................   7.1      7.4      7.4
Facility closure.....................................   2.2      3.0      2.3
Sale of technology...................................  (2.4)      --       --
Income from operations...............................  10.3      8.6      9.1
Other (income) expense, net..........................    .5       .1      (.4)
Interest expense, net of interest income.............   3.8      3.4      3.4
                                                       ----     ----     ----
Income before income taxes...........................   6.0      5.1      6.1
Net effect of income taxes...........................   2.4      2.3      2.3
Net income...........................................   3.6%     2.8%     3.8%
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales increased 9.3% to $355.5 million in 2000 from $325.3 million in 1999.

Sales in our German operations and filter media operating segment increased 21.9% to $173.7 million compared with $142.5 million in 1999. This growth was due to the August 1, 1999, acquisition of Papierfabrik Lahnstein GmbH, now referred to as FiberMark Lahnstein, which contributed $39.7 million in the year 2000, and stronger business conditions in the European automotive and vacuum bag filter markets. Technical and office products operating segment sales declined 5.9% to $110.5 million from $117.4 million in 1999. This decline was due to general softening of the U.S. economy and continued consolidation within the office products industry. Sales in the durable specialties operating segment increased 9.0% to $71.3 million compared with $65.4 million in 1999. This increase reflected stronger demand worldwide for masking tape, which was driven by increased construction and renovation activity and new business from key customers.

Gross margin decreased to 17.2% in 2000 from 19.0% in 1999. This decrease in gross margin was attributable to significant increases in raw material and energy costs that were not fully recovered through selling price increases.

General and administrative expenses increased 4.1% to $25.1 million from $24.1 million in 1999 due to the Lahnstein acquisition.

Income from operations increased 30.4% to $36.5 million (10.3% sales) from $28.0 million (8.6% sales) in 1999 due to lower facility closure expenses and the sale of technology.

Other expenses increased to $1.6 million in 2000 from $.5 million in 1999. This increase was primarily due to the termination of the sale/leaseback credit facility on September 30, 1999, which eliminated the deferred gain in the year 2000 compared to $1.3 million in 1999.

Net interest expense increased 21.6% to $13.5 million from $11.1 million in 1999. This increase was due to higher levels of debt as a result of the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for last year's stock repurchase program.

Income taxes were $8.6 million or 40.2% of taxable income in 2000 compared with $7.5 million or 45.5% of taxable income in 1999. The lower tax rate was due to a reduction of five percentage points in the German corporate tax rates in October 2000. This rate reduction applies to current taxes going forward, as well as deferred tax liabilities accrued in earlier periods. The cumulative effect of this tax rate change was a $1.1 million reduction in tax expense in 2000 of which $.6 million relates to prior periods.

Net income for 2000 was $12.9 million, or $1.84 per share, compared with $9.0 million, or $1.15 per share, in 1999. Excluding the tax-adjusted impact of facility closure expenses that were recorded in both years and the prior period impact of the German tax rate change in 2000, net income for 2000 would have been $12.0 million, or $1.72 per share, compared with $16.1 million, or $2.05 per share, in 1999. Per share earnings are stated on a fully diluted basis.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net sales increased 5.9% to $325.3 million in 1999 from $307.1 million in 1998.

Within our operating segments, sales in the German operations and filter media segment increased 16.7% to $142.5 million from $122.1 million in 1998. This growth was due to the August 1, 1999, acquisition of FiberMark Lahnstein that contributed $15.9 million to 1999 revenues and to stronger business conditions in the European filter and tape markets. Softness in the U.S. filter market partially offset these gains. Sales in the technical and office products segment declined 9.2% to $117.4 million from $129.3 million in 1998. This decline was due to market softness and the loss of some business when a book cover customer established in-house production capabilities that replaced some of our sales. Sales in the durable specialties segment increased 17.4% to $65.4 million from $55.7 million in 1998. This increase reflected successful business development efforts, strong business conditions in the United States and a resurgence of demand from the Far East.

Gross margin increased to 19.0% in 1999 from 18.8% in 1998. This increase was primarily due to fixed cost savings related to the January 1999 closure of the Beaver Falls, New York, facility.

General and administrative expenses increased by 6.2% to $24.1 million , or 7.4% of sales, from $22.7 million , or 7.4% sales, in 1998, primarily due to the Lahnstein acquisition.

Income from operations increased .7% to $28.0 million, or 8.6% of sales, from $27.8 million, or 9.1% of sales, in 1998. This increase was due to the higher sales volume and higher gross margin, offset in part by a $2.5 million increase in facility closure expenses.

Other expenses increased to $0.5 million in 1999 from $0.2 million in 1998. This increase was primarily due to the termination of the sale-leaseback credit facility on September 30, 1999, which reduced the amortization of a deferred gain from $1.7 million in 1998 to $1.3 million in 1999.

Net interest expense increased 5.7% to $11.1 million from $10.5 million in 1998 due to the Lahnstein acquisition, the September 30, 1999 repurchase of sale-leaseback assets and funds used for our share repurchase program.

Income taxes were $7.5 million or 45.5% of taxable income in 1999 compared with $7.1 million or 38.1% of taxable income in 1998. This increased tax rate was primarily due to a higher mix of income from German operations that are subject to higher tax rates than U.S. operations.

Net income for 1999 was $9.0 million, or $1.15 per share, compared with $11.5 million, or $1.43 per share, in 1998. Excluding the tax-adjusted impact of facility closure expenses, which took place in both years, and the non-recurring cogeneration income in 1998, net income for 1999 would have been $16.1 million, or $2.05 per share, compared with $15.4 million or $1.91 per share in 1998. Per share earnings are stated on a fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and acquisitions through cash flow from operations and a number of different types of debt financing.

Cash flows from operating activities were $24.9 million in 2000, $18.5 million in 1999 and $18.6 million in 1998. Net cash used in investing activities was $44.0 million in 2000, compared with $39.7 million in 1999 and $52.6 million in 1998. The increase was primarily attributable to acquisitions and capital expenditures related to the installation of a new paper machine at the Warren Glen, New Jersey, facility, which we believe will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. Net cash provided by financing activities was $19.0 million in 2000 compared with $1.9 million in 1999 and $32.1 million in 1998. The increase was primarily attributable to borrowing under the credit facility with Jules & Associates to partially fund the Warren Glen paper machine.

As of December 31, 2000, we had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, we have available to us a $50.0 million revolving credit facility. As of December 31, 2000, $39.0 million was outstanding under this credit facility. A portion of the outstanding balance was at an interest rate of LIBOR plus 2% and the remainder was at an interest rate of prime plus .5%. Effective January 1, 1998 we acquired Steinbeis Gessner GmbH. A portion of the purchase price was funded through term loans. As of December 31, 2000, Gessner had a secured term loan of $22.2 million with Bayerische Bank. The balance of this loan amortizes over five years with interest rates ranging from 5.8% to 7.0%. As of this same date, Gessner had an unsecured term loan of $1.9 million with the previous owner. The balance of this loan amortizes through March 2001 at a fixed interest rate of 5%. As of December 31, 2000, Gessner also has a $5.8 million capital spending loan with Bayerische Vereinsbank. The interest rate on this loan balance is LIBOR plus 1.75% and the balance amortizes over five years. On December 31, 2000, Gessner also had a $7.2 million line of credit. At that date, no advances were outstanding under this facility. Effective August 1, 1999, we acquired Papierfabrik Lahnstein GmbH. A portion of the purchase price was funded through a term loan. At December 31, 2000, Lahnstein had a $10.8 million secured term loan with Bayerische Bank. This loan amortizes over five years with interest rates ranging from 5.4% to 7.1% . At December 31, 2000, $9.3 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.9 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

We believe that cash reserves on hand, cash flow from operations, plus amounts available under credit facilities, will be sufficient to fund our capital requirements, debt service and working capital requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

Not applicable.

FORWARD-LOOKING STATEMENTS

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers' demand and inventory levels (including the loss of certain major customers or the possibility that customers could choose to bring previously outsourced business in house); the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations; changes in terms from lenders; ability to retain key management and to reach agreement on labor issues; or the failure to identify or carry out suitable strategic acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal exposure to financial market risks. The majority of our debt is at a fixed rate. Most of the our sales transactions have been conducted in the currency where the shipment originated, limiting our exposure to changes in currency exchange rates. We do not use derivative financial instruments.

INFLATION

We attempt to minimize the effect of inflation on earnings by controlling operating expenses. During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials that are subject to cyclical changes in costs that may not reflect the rate of general inflation.

SEASONALITY

Our business is mildly seasonal, with the second half of each year typically having a lower level of net sales and operating income. This seasonality is the result of summer manufacturing shutdowns and the impact of year-end holidays.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements and supplementary data filed as part of this report begin on page 23, as outlined in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the company's executive officers.

The information required by this item with respect to the company's directors is presented under the caption entitled "Election of Directors" of the company's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company's Annual Meeting of Shareholders to be held on May 15, 2001 (the "Proxy Statement"), and is incorporated herein by reference.

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


                                                                   PAGE
                                                                   ----

          Independent Auditors' Report .............................23

          Consolidated Statements of Income for the years ended
             December 31, 2000, 1999, and 1998......................24

          Consolidated Balance Sheets of December 31, 2000 and 1999.25

          Consolidated Statements of Cash Flows for the years ended
             December 31, 2000, 1999, and 1998......................26

          Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the years ended
             December 31, 2000, 1999, and 1998......................27

          Notes to Consolidated Financial Statements ...............28

(a)(2)    Financial Statement Schedule:

          Schedule II--Valuation and Qualifying Accounts Reserves...62

          Independent Auditors' Report..............................63

(a)(3)    Index to Exhibits, beginning on ..........................64

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

(c)       Exhibits

          The exhibits required by this item are listed under
             Item 14(a)(3) .........................................67

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
FiberMark, Inc.:


We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period then ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Burlington, Vermont
February 2, 2001

Vt. Reg. No. 92-0000241

                                 FIBERMARK, INC
                        Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)



                                                  2000        1999         1998
                                               ---------    ---------    ---------

Net sales                                      $ 355,453    $ 325,308    $ 307,092

Cost of sales                                    294,237      263,385      249,337
                                               ---------    ---------    ---------

        Gross profit                              61,216       61,923       57,755

Selling, general and administrative expenses      25,132       24,088       22,684

Facility closure expense (note 12)                 7,972        9,818        7,274
Sale of technology (note 2)                       (8,422)        --        --
                                               ---------    ---------    ---------

        Income from operations                    36,534       28,017       27,797
                                               ---------    ---------    ---------


Other expense, net                                 1,579          469          152

Cogeneration income (note 3)                        --           --         (1,451)

Interest expense                                  15,236       11,938       11,675

Interest income                                   (1,769)        (859)      (1,180)
                                               ---------    ---------    ---------

        Income before income taxes                21,488       16,469       18,601

Income tax expense (note 9)                        8,629        7,486        7,092
                                               ---------    ---------    ---------

        Net income                             $  12,859    $   8,983    $  11,509
                                               =========    =========    =========

Basic earnings per share:                      $    1.88    $    1.17    $    1.48
                                               =========    =========    =========

Diluted earnings per share                     $    1.84    $    1.15    $    1.43
                                               =========    =========    =========

        Average Basic Shares Outstanding           6,830        7,659        7,751
        Average Diluted Shares Outstanding         6,970        7,843        8,070


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                 (In thousands)


ASSETS                                                                        2000         1999
                                                                              ----         ----
Current assets:
  Cash                                                                       $  11,133    $  12,466
  Accounts receivable, net of allowances of $1,220 in 2000, $1,023 in 1999      44,902       41,880
  Inventories (note 4)                                                          72,360       57,928
  Other                                                                            776          717
  Deferred income taxes (note 9)                                                 4,950        3,982
                                                                             ---------    ---------

         Total current assets                                                  134,121      116,973

Property, plant and equipment, net (notes 5 and 6)                             194,505      171,423
Goodwill, net                                                                   44,948       47,038
Other intangible assets, net                                                     6,778        6,268
Other long-term assets                                                           1,843        1,602
Other pension assets (note 13)                                                   4,018        3,642
                                                                             ---------    ---------

         Total assets                                                        $ 386,213    $ 346,946
                                                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Current portion long-term debt (note 6)                                        9,675        7,221
  Accounts payable                                                              29,786       17,954
  Accrued liabilities (note 15)                                                 15,243       19,898
  Accrued income taxes payable                                                   3,020        2,815
                                                                             ---------    ---------

         Total current liabilities                                              57,724       47,888
                                                                             ---------    ---------

Long-term liabilities:
  Revolving credit line (note 6)                                                39,027       27,968
  Long-term debt, less current portion (note 6)                                143,267      141,006
  Deferred income taxes (note 9)                                                21,439       16,087
  Other long-term liabilities (note 13)                                         21,808       22,220
                                                                             ---------    ---------

         Total long-term liabilities                                           225,541      207,281
                                                                             ---------    ---------

         Total liabilities                                                     283,265      255,169

Commitments and contingencies (note 7)

Stockholders' equity (notes 8 and 18):
  Preferred stock, par value $.001 per share;
  2,000,000 shares authorized, and none issued                                    --           --
  Common stock, par value $.001 per share;
  20,000,000 shares authorized
  6,830,483 and 6,826,683 shares issued and outstanding in 2000 and
  7,830,483 and 6,830,483 shares issued and outstanding in 1999                      7            8
  Additional paid-in capital                                                    64,399       77,052
  Retained earnings                                                             42,876       30,017
  Accumulated other comprehensive loss                                          (4,299)      (2,646)
  Less treasury stock, 3,800 shares at cost in 2000 and
  1,000,000 shares at cost in 1999                                                 (35)     (12,654)
                                                                             ---------    ---------

  Total stockholders' equity                                                   102,948       91,777
                                                                             ---------    ---------

  Total liabilities and stockholders' equity                                 $ 386,213    $ 346,946
                                                                             =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999, and 1998

                                 (In thousands)


                                                                                2000        1999        1998
                                                                              --------    --------    --------
Cash flows from operating activities:
      Net income                                                              $ 12,859    $  8,983    $ 11,509

      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                         11,444       9,290       8,953
          Amortization of deferred gain                                           --        (1,289)     (1,719)
          Loss on closure of facility                                            7,972       9,818       7,274
          Loss (gain) on sale of property, plant and equipment                       7          (2)        125
          Deferred taxes                                                         4,727       4,643       3,717
          Changes in operating assets and liabilities:
              Accounts receivable                                               (4,117)     (8,967)      1,555
              Inventories                                                      (15,475)     (6,596)     (2,132)
              Other                                                                (72)        736        (279)
              Accounts payable                                                  12,207       1,197      (7,542)
              Accrued pension and other liabilities                             (5,256)     (1,820)       (765)
              Prepaid expense                                                     --          (204)       (307)
              Other long-term liabilities                                          223         297         164
              Accrued income taxes payable                                         335       2,369      (1,983)
                                                                              --------    --------    --------

              Net cash provided by operating activities                         24,854      18,455      18,570
                                                                              --------    --------    --------

Cash flows used for investing activities:
      Purchase of life insurance                                                  (275)       (806)     (1,207)
      Additions to property, plant and equipment                               (42,598)    (15,736)    (13,943)
      Net proceeds from sale of property, plant and equipment                        2          38          22
      Payments for businesses acquired                                            --       (22,935)    (37,337)
      Increase in other intangible assets                                       (1,114)       (254)       (145)
                                                                              --------    --------    --------

              Net cash used in investing activities                            (43,985)    (39,693)    (52,610)
                                                                              --------    --------    --------

Cash flows from financing activities:
      CIT Sale/Leaseback Buyout                                                   --       (30,651)       --
      Proceeds from issuance of bank debt                                       15,337      20,957      29,552
      Proceeds from issuance of common stock                                      --          --         2,628
      Cost of stock offering                                                      --          --          (511)
      Net proceeds from exercise of stock options                                 --           498         466
      Stock repurchase                                                             (35)    (12,654)       --
      Net borrowings under revolving credit line                                11,059      27,968        --
      Repayment of debt                                                         (7,348)     (3,810)       --
      Debt issuance costs                                                         --          (366)       --
                                                                              --------    --------    --------

              Net cash provided by financing activities                         19,013       1,942      32,135
                                                                              --------    --------    --------

Effect of exchange rate changes on cash                                         (1,215)     (2,042)     (1,566)

              Net decrease in cash                                              (1,333)    (21,338)     (3,471)

Cash at beginning of  year                                                      12,466      33,804      37,275
                                                                              --------    --------    --------

Cash at end of year                                                           $ 11,133    $ 12,466    $ 33,804
                                                                              ========    ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 2000, 1999 and 1998

                      (In thousands, except share amounts)


                                                                                                                    Accumulated
                                                                                      Additional                       Other
                                                           Common         Stock         Paid-In       Accumulated   Comprehensive
                                                           Shares        Amount         Capital        Earnings     Income (Loss)
                                                           ------        ------         -------        --------     -------------

Balance at December 31, 1997                              7,581,531    $         8    $    73,709    $     9,525   $      (471)

       Issuance of common stock                             135,000           --            2,117           --            --
       Issuance of common stock                                   6           --             --             --            --
       Exercise of stock options                             61,285           --              466           --            --
       Tax benefit of option exercise                          --             --              262           --            --
       Comprehensive income:
         Net income                                            --             --             --           11,509          --
         Minimum pension liability adjustment, net of
            tax benefit of $876                                --             --             --             --          (1,128)
         Currency translation adjustment                       --             --             --             --           1,566
                                                          ---------    -----------    -----------    -----------   -----------
       Total comprehensive income

Balance at December 31, 1998                              7,777,822              8         76,554         21,034           (33)

       Exercise of stock options                             52,661           --              403           --            --
       Tax benefit of option exercise                          --             --               95           --            --
       Purchase of Treasury Stock                        (1,000,000)          --             --             --            --
       Comprehensive income:
         Net income                                            --             --             --            8,983          --
         Minimum pension liability adjustment, net of
            tax provision of $577                              --             --             --             --             843
         Currency translation adjustment                       --             --             --             --          (3,456)
                                                          ---------    -----------    -----------    -----------   -----------
       Total comprehensive income

Balance at December 31, 1999                              6,830,483              8         77,052         30,017        (2,646)

       Purchase of Treasury Stock                            (3,800)          --             --             --            --
       Retirement of Treasury Stock                            --               (1)       (12,653)          --            --
       Comprehensive income:                                   --             --             --             --            --
         Net income                                            --             --             --           12,859          --
         Minimum pension liability adjustment, net of
            tax provision of $594                              --             --             --             --             756
         Currency translation adjustment                       --             --             --             --          (2,409)
                                                          ---------    -----------    -----------    -----------   -----------
       Total comprehensive income

Balance at December 31, 2000                              6,826,683    $         7    $    64,399   $    42,876    $    (4,299)
                                                          =========    ===========    ===========   ===========    ===========


                                                                             Total
                                                                         Stockholders'
                                                            Treasury         Equity
                                                              Stock        (Deficit)
                                                              -----        ---------

Balance at December 31, 1997                               $      --      $    82,771

       Issuance of common stock                                   --            2,117
       Issuance of common stock                                   --             --
       Exercise of stock options                                  --              466
       Tax benefit of option exercise                             --              262
       Comprehensive income:
         Net income                                               --           11,509
         Minimum pension liability adjustment, net of
            tax benefit of $876                                   --           (1,128)
         Currency translation adjustment                          --            1,566
                                                           ---------      -----------
       Total comprehensive income                                              11,947

Balance at December 31, 1998                                      --           97,563

       Exercise of stock options                                  --              403
       Tax benefit of option exercise                             --               95
       Purchase of Treasury Stock                              (12,654)       (12,654)
       Comprehensive income:
         Net income                                               --            8,983
         Minimum pension liability adjustment, net of
            tax provision of $577                                 --              843
         Currency translation adjustment                          --           (3,456)
                                                           -----------    -----------
       Total comprehensive income                                               6,370

Balance at December 31, 1999                                   (12,654)        91,777

       Purchase of Treasury Stock                                  (35)           (35)
       Retirement of Treasury Stock                             12,654           --
       Comprehensive income:                                      --             --
         Net income                                               --           12,859
         Minimum pension liability adjustment, net of
            tax provision of $594                                 --              756
         Currency translation adjustment                          --           (2,409)
                                                           -----------    -----------
       Total comprehensive income                                              11,206

Balance at December 31, 2000                               $       (35)   $   102,948
                                                           ===========    ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FIBERMARK, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998



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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets. Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty (40) and twenty
    (20) years, respectively. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

    OTHER INTANGIBLE ASSETS AND GOODWILL

    Other intangible assets and goodwill are summarized as follows at December 31, 2000 and 1999 (in thousands):


                                                      2000           1999
                                                      ----           ----
    Goodwill, net of accumulated amortization of
    $7,051 in 2000 and $5,338 in 1999               $ 44,948       $ 47,038
                                                    ========       ========

Debt issue costs, net of accumulated amortization of
$2,296 in 2000 and $1,619 in 1999                      3,553          4,268
Intangible pension assets (see note 13)                1,270            768
Other, net of accumulated amortization of
         $98 in 2000 and $133 in 1999                  1,955          1,232
                                                    --------       --------

       Other intangible assets, net                 $  6,778       $  6,268
                                                    ========       ========

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

    Amortization expense for other intangibles and goodwill was $2,514,000, $2,454,000 and $2,567,000 in 2000, 1999 and 1998, respectively.

    DEFERRED GAIN

    The deferred gain incurred in connection with the sale-leaseback transaction was amortized on a straight-line basis over the life of the lease until termination (see note 7).

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred and are reflected in cost of sales. The costs amounted to $2.2 million, $2.4 million, and $2.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

    EARNINGS PER SHARE

    Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per share:


                                                    2000        1999        1998
                                                    ----        ----        ----

Numerator:

  Income available to common shareholders
  used in basic and diluted earnings per share   $   12,859   $    8,983   $   11,509
                                                 ==========   ==========   ==========

Denominator:
  Denominator for basic earnings per share:
     Weighted average shares                      6,829,691    7,659,420    7,751,399

  Effect of dilutive securities:
     Fixed stock options                            140,546      183,233      318,987
                                                 ----------   ----------   ----------

  Denominator for diluted earnings per share:
     Adjusted weighted average shares             6,970,237    7,842,653    8,070,386
                                                 ==========   ==========   ==========


Basic earnings per share                         $     1.88   $     1.17   $     1.48
Diluted earnings per share                       $     1.84   $     1.15   $     1.43

    Stock options that could potentially dilute earnings per share in the future of 724,454, 693,681 and 303,130 in 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the third quarter of 2000, the company decided to close its Richmond, Virginia, facility. During the third quarter of 1999, the company decided to discontinue manufacturing at its Hughesville, New Jersey, facility. During the fourth quarter of 1998, the company also decided to close their Beaver Falls, New York, facility. The costs of closing these facilities, including the costs associated with disposing of the assets, are reflected as a component of income from operations (see note
    12).

    COMPREHENSIVE INCOME

    Comprehensive income consists of net income, minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties that are probable of realization are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS.

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

    REVENUE RECOGNITION

    NET SALES
    The company recognizes revenue from product sales upon shipment to customers. When pervasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and the collectability of the sales price is reasonably assured.

    SALE OF TECHNOLOGY
    On September 1, 2000, the company agreed to sell the technology for a portion of the filter media volume manufactured at the leased Richmond, Virginia facility, together with some production equipment to Ahlstrom Paper Group. The technology and legal title was transferred to Ahlstrom on the date of the agreement and the company recognized the revenue from the sale of technology of $8,866,000, net of legal costs of $444,000. The revenue from the sale of the equipment will be recognized when the equipment has been delivered.

    CONCENTRATION RISK

    The company's hourly employees and 70% of the company's German salaried employees are union eligible under various collective bargaining agreements expiring through 2005. As union membership is voluntary and membership does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on February 28, 2002 at the three German facilities cannot be determined. There are no US agreements that will expire in the year 2001.

(3) COGENERATION PROJECT

    In 1993, the company entered into agreements with Kamine/Besicorp Beaver Falls L.P. ("Kamine") pursuant to which the company's Latex Fiber Products Division would host a gas-fired, 79-megawatt combined-cycle cogeneration facility developed by Kamine in Beaver Falls, New York. The company received $4.4 million in cash in 1993. The company had a firm contract with Kamine to receive a series of cash payments totaling $7.0 million between May 1995 and May 1997. The present value of these cash payments, in the amount of $6.5 million, was recorded as income in the first quarter of 1995. Cash payments of $2 million each were received in May 1997 and 1996 and $3 million was received in 1995. In December 1998, the owner of the cogeneration facility sold the business and related equipment to another party and the company received a one-time payment of approximately $1.5 million as consideration for its consent to the assignment of the related ground lease to the new owner.

(4) INVENTORIES
    Inventories consist of the following at December 31, 2000 and 1999 (in thousands):


                                                           2000        1999
                                                           ----        ----
       Raw materials                                    $  20,377   $  21,232
       Work in process                                     19,413      14,774
       Finished goods                                      21,914      12,872
       Finished goods on consignment                        5,437       4,689
       Stores inventory                                     2,750       2,386
       Operating supplies                                   2,469       1,975
                                                        ---------    --------

                Total inventories                       $  72,360    $ 57,928
                                                        =========    ========


(5) PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following at December 31, 2000 and 1999 (in thousands):
                                                            2000        1999
                                                            ----        ----
       Land                                             $  14,630   $  14,332
       Buildings and improvements                          36,021      36,950
       Machinery and equipment                            139,070     133,000
       Construction in progress                            31,020       6,626
                                                        ---------   ---------
                                                          220,741     190,908
       Less accumulated depreciation and amortization     (26,236)    (19,485)
                                                        ---------   ---------

       Net property, plant and equipment                $ 194,505    $171,423
                                                        =========   =========


    Depreciation expense was $8,930,000, $6,836,000 and $6,386,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


(6) DEBT
    The company's long-term debt is summarized as follows at December 31, 2000 and 1999 (in thousands):
                                                             2000       1999
                                                             ----       ----
Series B senior notes - interest at 9.375%,
  interest payable semi-annually
  in arrears on April 15 and
  October 15, unsecured, due October 15, 2006            $100,000   $100,000

Bank term loan - interest rates ranging from 5.765% to
  7.015% payable semi-annually in arrears on
  January 12 and July 12, secured by the stock of the
  Gessner subsidiary, annual principal payments
  commencing January 12, 1999 through the
  year 2005                                                22,160     25,790

Term loan - interest at 5%, unsecured, interest and
  principal payable annually in three installments
  commencing March 31, 1999                                 1,927      3,095

Bank term loan - interest rates ranging from 5.40% to
  7.10%, payable
  semi-annually in arrears on March 17 and
  September 17, secured by the
  stock of the Lahnstein subsidiary, annual
  principal payments commencing
  September 17, 2000 through the year 2005                 10,839     14,700


Bank term loan - interest rate at LIBOR + 1.75%,
  payable semi-annually in arrears on June 30 and
  December 30, Gessner capital spending loan secured
  by the stock of the Gessner subsidiary, annual
  principal payments commencing December 31, 1999
  through the year 2005                                     5,781        4,642

Term loan - interest rate at 8.47%, secured by
  machinery at Warren Glen, NJ facility, interest
  and principal payable in monthly installments
  commencing July 27, 2000 through the year 2007            9,306         --

Term loan - interest rate at LIBOR + 2%, secured by
  machinery at Quakertown, PA facility, interest and
  principal payable in monthly installments
  commencing November 13, 2000 through the year 2007        2,929         --
                                                        ---------    ---------
Total Debt                                                152,942      148,227

Less Current Portion                                       (9,675)      (7,221)
                                                        ---------    ---------
Long-term Portion                                       $ 143,267    $ 141,006
                                                        =========    =========

The Series B senior notes are redeemable at the company's option in whole or in part, on or after October 15, 2001 at redemption prices ranging from 100% to 104.688% of face value.

Approximately, $15,196,000, $11,650,000, and $10,474,000 of interest was paid during the years ended December 31, 2000, 1999, and 1998, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows (in thousands):


  2001..........................................                       $  9,675
  2002..........................................                         10,167
  2003..........................................                         10,277
  2004..........................................                          9,914
  2005..........................................                          9,563
  Thereafter....................................                        103,346

The company maintains a $50.0 million revolving credit facility with CIT, secured by a lien on substantially all of our accounts receivable and inventory and on the equipment and real estate located at our Brattleboro, Vermont, facility. The interest rate on the line as of December 31, 2000 is prime plus
 .5% or LIBOR plus 2%. The revolving credit line is subject to a commitment fee payable at the rate of 3/8 of 1% per annum on the daily average unused portion of this line. This fee is payable on a quarterly basis. In addition, the company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examination, analysis and evaluation of the collateral. As of December 31, 2000, $39.0 million was outstanding under such credit facility. There are no balances due under this facility until its final maturity on September 30, 2002.

Gessner has $7,226,000 in available funds through a line of credit with Bayerische Vereinsbank AG at December 31, 2000. The interest rate on the line is LIBOR + 1.75%. The credit line is subject to a commitment fee payable semi-annually at the rate of 1/4 of 1% per annum on the disbursed amount. As of December 31, 2000, no advances were outstanding under this facility.

The foreign subsidiaries do not guarantee any of the domestic debt or revolving credit line. See note 21 for Consolidating Financial Statements.

(7) LEASES

    DEFERRED GAIN AND SALE-LEASEBACK

    In April 1994, FiberMark entered into a sale-leaseback agreement with The CIT Group, Inc. ("CIT"). FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000. As a result FiberMark recorded a deferred gain of $17,187,000 which is amortized on a straight-line basis over the life of the ten year lease. In 1999 and 1998 the company amortized $1,289,000 and $1,719,000, respectively, of the deferred gain into income.

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

    Rental expense associated with these leases is recognized on a straight-line basis and amounted to $3,320,000 and $4,426,000 for the years ending December 31, 1999 and 1998, respectively. Accumulated deferred rent expense included in prepaid expense amounted to $1,380,000 as of December 31, 1998.

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

    Rental expense was $1,261,000, $1,287,000, and $869,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    As of December 31, 2000, obligations to make future minimum lease payments under these leases were as follows (in thousands):


       PAYMENTS TO BE MADE IN THE YEARS ENDING DECEMBER 31:

          2001                                                 $   1,050
          2002                                                       916
          2003                                                       805
          2004                                                       422
          2005                                                        34
          Thereafter                                                  --
                                                               ---------

                                                               $   3,227
                                                               =========

(8) PREFERRED STOCK

    At December 31, 2000 and 1999, the company has 2,000,000 shares of preferred stock authorized with none issued. The company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.

(9) INCOME TAXES

    Income before provision for income taxes, classified by source of income was as follows (in thousands):


                                            2000       1999      1998
                                            ----       ----      ----

U.S.                                       $ 5,152   $ 4,134   $10,013
Foreign                                     16,336    12,335     8,588
                                           -------   -------   -------
Income before provision for income taxes   $21,488   $16,469   $18,601
                                           =======   =======   =======


    The components of the provision for income taxes for the years ended
    December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                              2000        1999        1998
                                              ----        ----        ----
       Current
          Federal                           $     811   $   1,449   $   2,201
          State                                   202         406         558
          Foreign                               3,431       1,796         616
                                            ---------   ---------   ---------
                                                4,444       3,651       3,375
       Deferred
          Federal and State                       925        (222)        296
          Foreign                               3,260       4,057       3,421
                                            ---------   ----------  ---------
                                                4,185       3,835       3,717

       Income tax expense                   $   8,629   $   7,486   $   7,092
                                            =========   =========   =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands):


                                           DECEMBER 31, 2000
                                      --------------------------

                                      Deferred Tax  Deferred Tax
                                          Assets     Liabilities
                                      ------------  ------------
   Accounts receivable                  $   754        $  --
   Inventory                                912           --
   Property, plant and equipment           --           23,544
   Payroll related accruals               4,322           --
   Intangible assets                       --              180
   Miscellaneous reserves                   587           --
   Facility closure                         660           --
                                        -------        -------

                                        $ 7,235        $23,724
                                        =======        =======


                                           DECEMBER 31, 1999
                                      --------------------------

                                     Deferred Tax    Deferred Tax
                                         Assets      Liabilities
                                         ------      -----------

   Accounts receivable                  $ 1,062        $  --
   Inventory                              1,075           --
   Property, plant and equipment           --           20,068
   Payroll related accruals               5,218           --
   Intangible assets                       --              252
   Miscellaneous reserves                   600           --
   Facility closure                         260
                                        -------        -------

                                        $ 8,215        $20,320
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

    A reconciliation of income taxes from continuing operations at the United States statutory rate to the effective rate for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                  2000        1999        1998
                                                  ----        ----        ----

      U.S. federal rate                          35.0%       35.0%       35.0%
      State taxes net of federal benefit          1.2%        1.9%        2.4%
      Foreign rate difference                     9.6%        9.3%        5.5%
      Effect of German tax reform                (5.1%)        --          --
      Other                                       (.5%)       (.7%)      (4.8%)
                                                 ----        ----        ----

      Effective tax rate                         40.2%       45.5%       38.1%
                                                 ====        ====        ====

    Income taxes paid during 2000, 1999 and 1998 were $5,007,000, $2,831,000, and $5,399,000 respectively.

    German tax reform was enacted in October 2000 which reduces the corporate tax rate from 40% in the case of retained profits and 30% in the case of distributed profits to 25% uniformly from January 1, 2001 forward. The effect of this change in tax law is required to be reported in the fourth quarter of 2000, even though the change is not effective until January 1, 2001. Deferred tax assets and liabilities at December 31, 2000 have been calculated based upon these future lower tax rates, resulting in a $1,106,000 benefit.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price and amounts to $185,469,000 (carrying value of $191,969,000) at December 31, 2000, and
    $175,695,000 (carrying value $176,195,000) at December 31, 1999. Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 2000 and 1999.

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

    The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assumes the Lahnstein acquisition occurred as of the beginning of the periods presented (dollars in thousands, except per share amounts):


                                                 UNAUDITED     UNAUDITED
                                                 ---------     ---------
                                                       1999         1998
                                                       ----         ----

       Net sales                                $   348,384    $ 340,723
       Net income                                     9,875       12,277
       Basic earnings per share                        1.29         1.58

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

    In 1998 the company adjusted its closure accrual by $520,000 related to its Owensboro, Kentucky, mill to facility closure expense. The company also adjusted $2,468,000 to previously accrued facility closure expenses in 1999 for its Owensboro, Kentucky, mill to reflect a full write off of property, plant and equipment value for that facility.

    The company ceased operations at its Beaver Falls, New York, facility on January 29, 1999. Part of the historical demand from this facility has been taken in-house by an integrated customer. The balance of the production demand was absorbed by other mills within the company. As of December 31, 1998, the company recorded a facility closure charge of $7,794,000 to recognize severance and benefits for the employees to be terminated ($1,427,000) to reflect contract cancellation costs ($250,000) and to reflect the write off of property, plant and equipment ($6,117,000). The company terminated 87 administrative and plant employees. Actual termination benefits paid were $1,654,715. Results of operations of the facility amounted to a $.1 million income for the year ended December 31, 1998. In 2000 and 1999 the company added approximately $45,000 and $120,000, respectively, to previously accrued facility closure expenses for its Beaver Falls, New
    York, mill to reflect additional severance and benefits for terminated employees.

    On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease operations at Hughesville as of March 31, 2001. As of December 31, 1999, the company recorded a facility closure charge of $7,230,000 to recognize severance and benefits for employees to be terminated ($523,000), and to reflect the write off of property, plant and equipment ($6,707,000). The company expects to terminate 33 administrative and plant employees. Results of operations of the facility amounted to a $135,000 loss for the year ended December 31, 1999. In addition, facility closure charges were decreased by $232,000 for the year ended December 31, 2000.

    On September 1, 2000, the company decided to consolidate production at its Richmond, Virginia, facility into certain of the company's other operations and to close the Richmond facility by April 30, 2001. As of December 31, 2000, the company recorded facility closure charges of $8,159,000 to recognize severance and benefits for employees to be terminated ($1,250,000), to reflect the write off of property, plant and equipment ($6,659,000) and to write off deferred charges ($250,000). The company expects to terminate 96 salary and hourly employees. Results of operations of the facility amounted to income of $907,000 for the year ended December 31, 2000.

(13) RETIREMENT AND DEFERRED COMPENSATION PLANS

    QUALIFIED PLANS

    The company has a defined contribution plan (salaried and hourly) and a defined benefit (hourly) retirement plan for FiberMark.

    DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Defined contribution expense for the company was $832,000, $1,022,000 and $1,017,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    DEFINED BENEFIT PLAN FOR HOURLY EMPLOYEES

    The defined benefit plan is an ERISA and IRS-qualified plan. Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations. The company annually contributes at least the minimum amount as required by ERISA.

    The following table sets forth the accumulated pension benefit obligation
    (APBO) (in thousands):


                                                                            2000        1999
                                                                            ----        ----

       APBO at January 1                                                 $ 31,026    $ 25,831
       Increase due to Lahnstein acquisition                                 --         6,634
       Service cost                                                           701         743
       Interest cost                                                        1,960       1,702
       Actuarial gain                                                      (1,263)     (1,337)
       Benefits paid                                                       (1,333)     (1,319)
       Plan amendments                                                        890         435
       Foreign currency impact                                             (1,126)     (1,663)
                                                                         --------    --------

       APBO at December 31                                               $ 30,855    $ 31,026
                                                                         ========    ========


    The funded status at December 31 is (in thousands):


                                                                           2000        1999
                                                                           ----        ----

       Projected benefit obligation                                      $(30,855)   $(31,026)
       Fair value of plan assets                                           15,025      13,631
                                                                         --------    --------
       Funded status                                                      (15,830)    (17,395)
       Unrecognized net transition obligation                                  10          13
       Unrecognized prior service cost                                      1,327         539
       Unrecognized net loss                                                  336       1,417
                                                                         --------    --------
       Accrued pension cost before
         adjustment for minimum liability                                 (14,157)    (15,426)
       Adjustment to recognize minimum liability                             --        (1,010)
                                                                         --------    --------
       Accrued pension cost included in other
         long-term liabilities                                           $(14,157)   $(16,436)
                                                                         ========    ========


    Net periodic pension expense included the following components (in thousands):

                                                                           2000        1999        1998
                                                                           ----        ----        ----

       Service cost                                                      $    698    $    753    $    691
       Interest cost                                                        1,951       1,744       1,405
       Return on assets                                                      (996)     (1,417)     (2,055)
       Net amortization and deferral:
         Unrecognized net transition obligation                                 3           3           3
         Unrecognized prior service cost                                      102          46          12
         Unrecognized loss                                                   --            81          83
         Net asset gain (loss) deferred                                      (248)        382       1,320
         Recognized net loss                                                 --           101        --
                                                                         --------    --------    --------
       Net periodic pension expense                                      $  1,510    $  1,693    $  1,459
                                                                         ========    ========    ========

    The following table reconciles plan assets (in thousands):


                                                          2000       1999
                                                          ----       ----

       Fair value of plan assets at beginning of year   $  13,631   $  11,062
       Return on plan assets                                  996       1,417
       Employer contributions                               1,731       2,471
       Benefits paid                                       (1,333)     (1,319)
                                                        ---------   ---------
       Fair value of plan assets at end of year         $  15,025   $  13,631
                                                        =========   =========


    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2000 and 1999 was 7.75% and 7.25%, respectively. The expected long-term rate of return on plan assets was 9% in 2000 and 1999.

    As is required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, for plans where the accumulated pension benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated pension benefit obligation as a long-term liability with an offsetting intangible asset ($552,000 at December 31, 1999 included in other intangible assets, net) and equity adjustment, net of tax impact.

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

    The following table sets forth the accumulated pension benefit obligation
    (APBO) (in thousands):


                                                           2000      1999
                                                           ----      ----

       APBO at January 1                                $   3,425   $ 3,604
       Service cost                                           143       136
       Interest cost                                          257       230
       Actuarial loss (gain)                                  409      (481)
       Plan Amendments                                         --       (64)
       Benefits paid                                          (25)       --
                                                        ---------   -------
       APBO at December 31                              $   4,209   $ 3,425
                                                        =========   =======


    The funded status at December 31 is (in thousands):

                                                                       2000       1999
                                                                       ----       ----

   Projected benefit obligation                                      $(4,209)   $(3,425)
   Fair value of plan assets                                           1,583      1,895
                                                                     -------    -------
   Funded Status                                                      (2,626)    (1,530)
   Unrecognized prior service cost                                     2,019      2,269
   Unrecognized net (gain) or loss                                       450     (1,078)
                                                                     -------    -------
   Accrued pension cost before
     adjustment for minimum liability                                   (157)      (339)
   Adjustment to recognize minimum liability                          (2,019)      (939)
                                                                     -------    -------

   Accrued pension cost included in other long-term
     liabilities                                                     $(2,176)   $(1,278)
                                                                     =======    =======


Net periodic pension expense included the following components (in thousands):

                                                              2000       1999       1998
                                                              ----       ----       ----
   Service cost                                            $   143    $   136    $   182
   Interest cost                                               258        230        251
   Return on assets                                            912       (735)        34
   Net amortization and deferral:
     Unrecognized prior service cost                           250        250        256
     Unrecognized gain                                         (54)      --         --
     Net asset gain (loss) deferred                         (1,066)       668        (58)
                                                           -------    -------    -------
   Net periodic pension expense                            $   443    $   549    $   665
                                                           =======    =======    =======


The following table reconciles plan assets (in thousands):

                                                                       2000       1999
                                                                       ----       ----

   Fair value of plan assets at beginning of year                    $ 1,895    $   566
   Return on plan assets                                                (912)       735
   Employer contributions                                                625        594
   Benefits paid                                                         (25)      --
                                                                     -------    -------
   Fair value of plan assets at end of year                          $ 1,583    $ 1,895
                                                                     =======    =======


    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2000 and 1999 was 7.75% and 7.25%, respectively. The expected long-term rate of return on plan assets was 7% in 2000 and 1999.

    As required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, for plans where the accumulated pension benefit obligation exceeds the fair value of plan assets, the company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated pension benefit obligation as a long-term liability with an offsetting intangible asset of $216,000 at December 31, 1999 included in other intangible assets, net.

    DEFERRED COMPENSATION PLAN

    The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earns a guaranteed rate of return. As of December 31, 2000 and 1999, the company has accrued $4,018,000 and $3,642,000, respectively, for its obligation under the plan included in other long-term liabilities. The company's expense, which includes company contributions and interest expense, amounted to $33,000, $28,000, and $17,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $4,018,000 and $3,642,000 as of December 31, 2000 and 1999, respectively.

(14) POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

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

    The following table sets forth the accumulated pension benefit obligation
    (APBO) (in thousands):


                                                            2000        1999
                                                            ----        ----

       APBO at January 1                                $   1,441   $   1,641
       Service cost                                            35          30
       Interest cost                                          106          93
       Actuarial gain                                         (42)       (257)
       Benefits paid                                         (109)        (66)
                                                        ---------   ---------
       APBO at December 31                              $   1,431   $   1,441
                                                        =========   =========


    The funded status at December 31 is (in thousands):
                                                            2000        1999
                                                            ----        ----

       Funded status at December 31                     $  (1,431)  $  (1,441)
       Unamortized prior cost                                  20          23
       Unrecognized net actuarial gain                       (240)       (205)
                                                        ----------  ----------
       Accrued post-retirement benefit cost included in
           accrued liabilities                          $  (1,651)  $  (1,623)
                                                        ==========  ==========

    Net periodic post-retirement benefits cost included the following components (in thousands):


                                          2000           1999          1998
                                          ----           ----          ----

       Service cost                      $    35       $     30       $    35
       Interest cost on APBO                 106             93           101
       Prior service cost                      3              3            --
       Actuarial gain                         (6)            (7)           --
                                         --------      --------       -------
                                         $   138       $    119       $   136
                                         ========      ========       =======

    The assumed health care cost trend rate used in measuring future benefit costs was 7.5%, gradually declining to 6% by 2001 and remaining at that level thereafter. A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $1,402,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 2000 of $146,000. Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $1,178,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $117,000 for the year ended December 31, 2000. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% and 7.25% as of December 31, 2000 and 1999, respectively.


(15) ACCRUED LIABILITIES CONSIST OF (IN THOUSANDS):         2000        1999
                                                            ----        ----

       Salaries and related benefits                    $   8,107   $   9,858
       Interest                                             2,029       2,003
       Facility closure costs                               1,674         684
       Post-retirement benefits                             1,651       1,623
       Other                                                1,782       5,730
                                                        ---------   ---------
                                                        $  15,243   $  19,898
                                                        =========   =========


(16) SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash disclosures related to the acquisitions:
                                                           1999        1998
                                                           ----        ----

       Assets acquired                                  $  36,046   $  54,656
       Liabilities assumed                                (12,977)    (16,270)
                                                        ---------   ---------
       Cash paid                                           23,069      38,386
       Less cash acquired                                    (134)     (1,049)
                                                        ---------   ---------

                                                        $  22,935   $  37,337
                                                        =========   =========

    Non-cash investing and financing activities:

    During 2000 the company reduced its intangible asset related to the hourly defined benefit pension plan in the amount of $552,000 and the related long-term liability of $1,010,000. The offset resulted in the elimination of the minimum pension liability adjustment of $284,000, net of tax benefit.

    During 2000 the company increased its intangible asset related to the SERP in the amount of $1,055,000 and increased the related long-term liability for the same amount.

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


(17) SIGNIFICANT BUSINESS CONCENTRATIONS
                                                   2000       1999        1998
                                                   ----       ----        ----
       CUSTOMER CONCENTRATION
       Total % sales from top 5 customers          23%         24%         24%

       Foreign sales as % of total sales(a)        39%         34%         29%

         Europe                                    33%         27%         23%
         Far East                                   4%          4%          3%
         Other (including Latin America)            2%          3%          3%

      (a)Excluding Canada

(18) STOCK OPTION AND BONUS PLANS

    The company has several stock option plans that provide for grants of non-qualified or incentive stock options. The 1992 Amended and Restated Stock Option Plan ("1992 Plan") is fully granted at 301,425 shares of common stock to management of the company. Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

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

    The following table sets forth the stock option transactions for the three years ended December 31, 2000:


                                                                      Weighted
                                                   Number             Average
                                                     of               Exercise
                                                   Shares               Price
                                                   ------               -----

       Outstanding, December 31, 1997               904,384            $10.70

       1998:     Granted                            335,000             20.88
                 Exercised                          (61,285)             7.60
                 Forfeited                          (26,715)            13.02
                                                   --------
       Outstanding, December 31, 1998             1,151,384             13.77


       1999:     Granted                            196,500             13.75
                 Exercised                          (52,661)             7.67
                 Forfeited                         (126,828)            14.83
                                                  ---------

       Outstanding, December 31, 1999             1,168,395             13.93

       2000:     Granted                             12,000             10.88
                 Forfeited                          (25,100)            16.83
                                                  ---------

       Outstanding, December 31, 2000             1,155,295             $12.60
                                                  ========

The following table summarizes information about stock options outstanding at December 31, 2000:


                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                    --------------------------------   ------------------------

                                Weighted
                      Number     Average    Weighted     Number     Weighted
       Range of     Outstanding Remaining    Average   Exercisable   Average
       Exercise         at     Contractual  Exercise       at       Exercise
        Prices       12/31/00     Life        Price     12/31/00      Price
-------------------------------------------------------------------------------

$             3.33     207,380     1.6      $  3.33     207,380    $   3.33
      6.00 to 7.83      93,100     4.1         7.00      93,100        7.00
     9.00 to 10.88     147,263     5.9         9.34     125,857        9.22
    13.38 to 13.75     404,052     7.7        13.58     166,322       13.52
    19.44 to 25.63     303,500     7.1        20.92     120,000       22.05
                     ---------                          -------

                     1,155,295                          712,659
                     =========                          =======

    The company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for stock options granted under the plans during 2000, 1999 and 1998 as the options were all granted at exercise prices that equaled the market value at the date of the grant. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards during 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:


                                              2000        1999        1998
                                              ----        ----        ----

Net income, as reported                   $   12,859   $   8,983   $   11,509
Net income, pro forma                         10,963       7,265        9,919

Basic earnings per share, as reported     $     1.88   $    1.17   $     1.48
Basic earnings per share, pro forma             1.61         .95         1.28

Diluted earnings per share, as reported   $     1.84   $    1.15   $     1.43
Diluted earnings per share, pro forma           1.57         .93         1.23


    Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 39%, 33% and 51%; and expected lives per the plan agreement.

    Effective January 1, 1994, the Compensation Committee adopted the Executive Bonus Plan, which provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. The Executive Bonus Plan is subject to annual review by the Committee. Expense recorded under the plan amounted to $1,240,000, $1,723,000 and $1,621,000 in 2000, 1999 and 1998, respectively.

(19) UNAUDITED QUARTERLY SUMMARY INFORMATION

    The following is a summary of unaudited quarterly summary information for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data).


           2000                  MARCH 31     JUNE 30     SEPT 30      DEC 31
           ----                  --------     -------     -------      ------

        Net sales                $ 95,088    $ 91,388    $ 84,458    $ 84,519
        Gross profit               18,098      17,452      13,790      11,876
        Net income                  4,048       3,846       2,561       2,404

        Basic earnings per share     0.59        0.56        0.37        0.35
        Diluted earnings per share   0.58        0.55        0.37        0.35


           1999(a)               MARCH 31     JUNE 30     SEPT 30(1)   DEC 31
           -------               --------     -------     ----------   ------

        Net sales                $ 75,906    $ 75,982    $ 81,866    $ 91,554
        Gross profit               15,276      15,599      13,831      17,217
        Net income (loss)           4,054       4,210      (1,533)      2,252

        Basic earnings per share     0.52        0.54       (0.20)       0.30
        Diluted earnings per share   0.51        0.53       (0.20)       0.30


           1998(a)               MARCH 31     JUNE 30     SEPT 30      DEC 31(2)
           -------               --------     -------     -------      ---------

        Net sales                $ 79,951    $ 78,591    $ 73,150    $ 75,400
        Gross profit               15,676      14,767      13,383      13,929
        Net income                  4,351       3,751       3,318          89

        Basic earnings per share     0.56        0.48        0.43        0.01
        Diluted earnings per share   0.54        0.46        0.41        0.01

(a) Effective August 1, 1999, the company acquired Lahnstein Papierfabrik GmbH at a purchase price of approximately $22 million. Effective January 1, 1998, the company acquired Steinbeis Gessner GmbH for a purchase price of approximately $43 million.

(1) On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and to consolidate operations from the neighboring Hughesville, New Jersey, mill. The company plans to cease manufacturing operations at Hughesville by March 31, 2001, and the book value of the mill has been written down by $7.2 million accordingly. Additionally, the company incurred closure expenses for its previously closed Beaver Falls and Owensboro facilities of $.1 million and $2.5 million respectively.

(2) In the fourth quarter of 1998, the company announced its decision to close the facility located in Beaver Falls, New York. Income from operations reflects a $7,794,000 charge as a result of this event.

      Note: Equivalent shares of common stock have not been included in the 1999 third quarter as their effect would be anti-dilutive.


(20)  SEGMENT INFORMATION

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

    The technical and office products segment manufactures a wide range of specialty fiber-based materials used in communications, including base or cover materials for electrical/electronics applications, graphic arts and home and office products markets, as well as other technical specialties. This represents our Technical & Office Products Division.

    The durable specialties segment produces specialty tape substrates, using a broad range of saturated, coated paper and non-woven materials. This represents our U.S. Durable Specialties Division.

    The following table details sales and selected financial data by operating segment (in thousands). Inter-segment sales are accounted for as if the sales were to third parties.

The following table categorizes net sales in each market segment into the appropriate operating segment:



                                                                        (In Thousands)
                                                                       Operating Segment
                                                ------------------------------------------------------------
                                                German Operations  Technical
12 months ended December 31, 2000                       and         & Office      Durable
Net sales                                          Filter Media     Products    Specialties   Other    Total
                                                   ------------     --------    -----------   -----    -----
                     MARKET SEGMENT
                     --------------
                     Filter Media                     $ 98,390      $  5,325      $   --       $--   $103,715
                     Technical Specialties              46,980        54,836          --        --    101,816
                     Durable Specialties                28,291          --          71,259      --     99,550
                     Office Products                      --          50,372          --        --     50,372
                                                      --------      --------      --------     ---   --------

                                          Total       $173,661      $110,533      $ 71,259     $--   $355,453
                                                      ========      ========      ========     ===   ========


12 months ended December 31, 1999
Net sales
                     MARKET SEGMENT
                     --------------
                     Filter Media                     $ 95,231      $  5,237      $   --       $--   $100,468
                     Technical Specialties              22,448        58,019          --        --     80,467
                     Durable Specialties                24,846          --          65,382      --     90,228
                     Office Products                      --          54,145          --        --     54,145
                                                      --------      --------      --------     ---   --------

                                          Total       $142,525      $117,401      $ 65,382     $--   $325,308
                                                      ========      ========      ========     ===   ========


12 months ended December 31, 1998
Net sales
                     MARKET SEGMENT
                     --------------
                     Filter Media                     $ 94,692      $  4,065      $   --       $--   $ 98,757
                     Technical Specialties               7,181        72,717          --        --     79,898
                     Durable Specialties                20,216          --          55,688      --     75,904
                     Office Products                      --          52,533          --        --     52,533
                                                      --------      --------      --------     ---   --------

                                          Total       $122,089      $129,315      $ 55,688     $--   $307,092
                                                      ========      ========      ========     ===   ========

      --------------------------------


                                                                                 (In thousands)
                                                                                Operating Segment
                                    ------------------------------------------------------------------------------------------------
                                    German Operations
                                           and          Technical and      Durable
                                       Filter Media    Office Products   Specialties        Other                           Total
                                       ------------    ---------------   -----------        -----                           -----

12 months ended December 31, 2000
Net sales                                $173,661          $110,533        $ 71,259        $       --                    $ 355,453
Inter-segment net sales                       238             4,556            --                (4,794)                       --
                                         --------          --------        --------        ------------                  ---------

Total net sales                          $173,899          $115,089        $ 71,259        $     (4,794)                 $ 355,453
                                         ========          ========        ========        ============                  =========


EBIT                                     $ 19,984          $  3,428        $ 11,093        $        450 (1)              $  34,955
                                         ========          ========        ========        ============                  =========

Depreciation & Amortization              $  3,914          $  5,122        $  2,408        $       --                    $  11,444

Total Assets                             $149,582          $147,394        $ 32,738        $     56,499 (4)              $ 386,213


12 months ended December 31, 1999
Net sales                                $142,525          $117,401        $ 65,382        $       --                    $ 325,308
Inter-segment net sales                       320             3,566             120              (4,006)                        --
                                         --------          --------        --------        ------------                  ---------

Total net sales                          $142,845          $120,967        $ 65,502        $     (4,006)                 $ 325,308
                                         ========          ========        ========        ============                  =========


EBIT                                     $ 17,030          $ 11,876        $  9,477        $    (10,835)(2)              $  27,548
                                         ========          ========        ========        ============                  =========

Depreciation & Amortization              $  2,979          $  3,921        $  2,390        $       --                    $   9,290

Total Assets                             $144,107          $121,587        $ 31,175        $     50,077 (4)              $ 346,946


12 months ended December 31, 1998
Net sales                                $122,089          $129,315        $ 55,688        $       --                    $ 307,092
Inter-segment net sales                       333               918             296              (1,547)                      --
                                         --------          --------        --------        ------------                  ---------

Total net sales                          $122,422          $130,233        $ 55,984        $     (1,547)                 $ 307,092
                                         ========          ========        ========        ============                  =========


EBIT                                     $ 14,623          $ 12,729        $  7,567        $     (5,823)(3)              $  29,096
                                         ========          ========        ========        ============                  =========

Depreciation & Amortization              $  2,649          $  3,814        $  2,490        $       --                    $   8,953

Total assets                             $112,917          $102,333        $ 57,011        $     38,970 (4)              $ 311,231


(1)  2000 Other Includes            Facility Closure (Filter Media and Technical & Office Products Segment)              $  (7,972)
                                    Sale of technology (Filter Media Segment)                                                8,422
                                                                                                                         ---------
                                                                                                                         $     450

(2)  1999 Other Includes            Sale/Leaseback Buyout (Technical & Office Products Segment)                          $  (1,017)
                                    Facility Closure (Technical & Office Products Segment)                               $ ( 9,818)
                                                                                                                         ---------
                                                                                                                         $ (10,835)

(3)  1998 Other Includes            Facility Closure (Technical & Office Products Segment)                               $  (7,274)
                                    Cogeneration Income                                                                      1,451
                                                                                                                         ---------
                                                                                                                         $  (5,823)

(4)   Corporate assets not allocated to operating segments.

      --------------------------------



Information concerning principal geographic areas is as follows (in thousands):



                                     2000       1999       1998
                                     -----      ----       ----

NET SALES(a)

                   North America   $216,826   $214,703   $217,664
                   Europe           117,299     87,833     69,202
                   Far East          14,218     13,013      9,426
                   Other              7,110      9,759     10,800
                                   --------   --------   --------

                        Total      $355,453   $325,308   $307,092


                   (a)  Revenues are attributed to countries based on
                         product shipment destination.


                                     2000      1999
                                     ----      ----

PROPERTY, PLANT AND EQUIPMENT, NET

                   North America   $129,177   $108,112
                   Europe            65,328     63,311
                                   --------   --------

                        Total      $194,505   $171,423


                                     2000     1999
                                     ----     ----
NET ASSETS

                   North America   $ 64,536  $ 62,168
                   Europe            38,412    29,609
                                   -------   --------

                        Total      $102,948   $ 91,777

(21)  CONSOLIDATING FINANCIAL STATEMENTS

Below are consolidating balance sheets, statements of income and statements of cash flows for FiberMark, Inc. as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 (in thousands).


                    CONSOLIDATING BALANCE SHEETS                            December 31, 2000
                                                      -----------------------------------------------------------
                                                       Domestic     Foreign                      Consolidated
ASSETS                                                 Guarantor  Non-Guarantor  Eliminations   FiberMark, Inc.
                                                      -----------------------------------------------------------
Current assets:
  Cash                                                $    --      $  11,133        $    --      $  11,133
  Accounts receivable, net                               28,541       16,718             (357)      44,902
  Inventories                                            50,459       21,901             --         72,360
  Other                                                     598          178             --            776
  Deferred income taxes                                   5,042          (92)            --          4,950
                                                      -----------------------------------------------------

         Total current assets                            84,640       49,838             (357)     134,121

Property, plant and equipment, net                      129,177       65,328             --        194,505
Goodwill, net                                            40,175        4,773             --         44,948
Intercompany note receivable                             18,140         --            (18,140)        --
Investment in foreign subsidiaries                       19,915         --            (19,915)        --
Other intangible assets, net                              5,586        1,192             --          6,778
Other long-term assets                                      670        1,173             --          1,843
Other pension assets                                      4,018         --               --          4,018
                                                      -----------------------------------------------------

         Total assets                                 $ 302,321    $ 122,304        $ (38,412)   $ 386,213
                                                      =====================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Current portion long-term debt                          1,485        8,190             --          9,675
  Accounts payable                                       19,058       10,836             (108)      29,786
  Accrued liabilities                                    10,797        4,446             --         15,243
  Accrued income taxes payable                              379        2,641             --          3,020
                                                      -----------------------------------------------------

         Total current liabilities                       31,719       26,113             (108)      57,724
                                                      -----------------------------------------------------

Long-term liabilities:
  Revolving credit line                                  39,027         --               --         39,027
  Long-term debt, less current portion                  110,749       32,518             --        143,267
  Intercompany notes payable                               --         15,999          (15,999)        --
  Deferred income taxes                                  11,874        9,565             --         21,439
  Other long-term liabilities                             6,004       15,804             --         21,808
                                                      -----------------------------------------------------

         Total long-term liabilities                    167,654       73,886          (15,999)     225,541
                                                      -----------------------------------------------------

         Total liabilities                              199,373       99,999          (16,107)     283,265

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                          --           --               --           --
  Common stock                                                7           55              (55)           7
  Additional paid-in capital                             64,399        3,383           (3,383)      64,399
  Retained earnings                                      42,876       20,678          (20,678)      42,876
  Accumulated other comprehensive loss                   (4,299)      (1,811)           1,811       (4,299)
  Less treasury stock                                       (35)        --               --            (35)
                                                      -----------------------------------------------------

         Total stockholders' equity                     102,948       22,305          (22,305)     102,948
                                                      -----------------------------------------------------

         Total liabilities and stockholders' equity   $ 302,321    $ 122,304        $ (38,412)   $ 386,213
                                                      =====================================================


CONSOLIDATING STATEMENTS OF INCOME                      Year ended December 31, 2000
                                               ------------------------------------------------------------------
                                                 Domestic         Foreign                         Consolidated
                                                Guarantor      Non-Guarantor     Eliminations   FiberMark, Inc.
                                               ------------------------------------------------------------------
Net sales                                      $ 220,785         $ 134,668         $    --          $ 355,453

Cost of sales                                    187,689           106,548              --            294,237
                                               ---------------------------------------------------------------
          Gross profit                            33,096            28,120              --             61,216

Selling, general and administrative expenses      16,612             8,520              --             25,132
Facility closure expense                           7,972              --                --              7,972
Sale of technology                                (8,422)             --                --             (8,422)
                                               ---------------------------------------------------------------

         Income from operations                   16,934            19,600              --             36,534

Other expense (income), net                        1,759              (180)             --              1,579
Equity in subsidiary income                       (9,645)             --               9,645             --
Interest expense                                  12,655             3,813            (1,232)          15,236
Interest income                                   (2,632)             (369)            1,232           (1,769)
                                               ---------------------------------------------------------------

       Income before income taxes                 14,797            16,336            (9,645)          21,488

Income tax expense                                 1,938             6,691              --              8,629
                                               ---------------------------------------------------------------

       Net income                              $  12,859         $   9,645         $  (9,645)       $  12,859
                                               ===============================================================



CONSOLIDATING STATEMENTS OF CASH FLOWS                                               Year ended December 31, 2000
                                                                        ---------------------------------------------------------
                                                                         Domestic     Foreign                     Consolidated
                                                                        Guarantor  Non-Guarantor  Eliminations  FiberMark, Inc.
                                                                        ---------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $ 12,859    $  9,645         $ (9,645)   $ 12,859

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         8,800       2,644             --        11,444
     Equity in subsidiary income                                          (9,645)       --              9,645        --
     Loss on closure of facility                                           7,972        --               --         7,972
     Loss on sale of property, plant and equipment                             7        --               --             7
     Deferred taxes                                                        1,099       3,628             --         4,727
     Changes in operating assets and liabilities:
       Accounts receivable                                                (3,179)       (938)            --        (4,117)
       Inventories                                                       (10,087)     (5,388)            --       (15,475)
       Other                                                                 (80)          8             --           (72)
       Accounts payable                                                    8,240       3,967             --        12,207
       Accrued pension and other liabilities                              (2,237)     (3,019)            --        (5,256)
       Intercompany accounts, net                                         (1,095)         12            1,083        --
       Other long-term liabilities                                           533        (310)            --           223
       Accrued income taxes payable                                         (271)        606             --           335
                                                                        --------------------------------------------------
     Net cash provided by operating activities                            12,916      10,855            1,083      24,854

Cash flows from investing activities:
  Purchase of life insurance                                                (275)       --               --          (275)
  Additions to property, plant and equipment                             (34,239)     (8,359)            --       (42,598)
  Investment in subsidiary                                                  --           (10)              10        --
  Net proceeds from sale of property, plant and equipment                      2        --               --             2
  Increase in other intangible assets                                       (834)       (280)            --        (1,114)
                                                                        --------------------------------------------------
     Net cash used in investing activities                               (35,346)     (8,649)              10     (43,985)

Cash flows from financing activities:
  Proceeds from issuance of bank debt                                     12,979       2,358             --        15,337
  Stock repurchase                                                           (35)       --               --           (35)
  Net borrowings under revolving credit line                              11,059        --               --        11,059
  Repayment of debt                                                         (745)     (6,603)            --        (7,348)
  Net borrowings under intercompany notes                                   --           927             (927)       --
  Capital reserve                                                           --           (49)              49        --
                                                                        --------------------------------------------------
     Net cash provided by (used in) financing activities                  23,258      (3,367)            (878)     19,013

Effect of exchange rate changes on cash                                     --        (1,000)            (215)     (1,215)

     Net increase (decrease) in cash                                         828      (2,161)            --        (1,333)

Cash at beginning of year                                                   (828)     13,294             --        12,466
                                                                        --------------------------------------------------
Cash at end of year                                                     $   --      $ 11,133         $   --      $ 11,133
                                                                        ==================================================


               CONSOLIDATING BALANCE SHEETS                              December 31, 1999
                                                      --------------------------------------------------------
                                                      Domestic     Foreign                     Consolidated
ASSETS                                                Guarantor  Non-Guarantor  Eliminations  FiberMark, Inc.
                                                      --------------------------------------------------------
Current assets:
  Cash                                                $    (828)   $  13,294    $    --          $  12,466
  Accounts receivable, net                               25,362       16,875         (357)          41,880
  Inventories                                            40,372       17,556         --             57,928
  Other                                                     518          199         --                717
  Deferred income taxes                                   4,375         (393)        --              3,982
                                                      -----------------------------------------------------

         Total current assets                            69,799       47,531         (357)         116,973

Property, plant and equipment, net                      108,112       63,311         --            171,423
Goodwill, net                                            41,732        5,306         --             47,038
Intercompany note receivable                             17,045         --        (17,045)            --
Investment in foreign subsidiaries                       12,207         --        (12,207)            --
Other intangible assets, net                              5,103        1,165         --              6,268
Other long-term assets                                      357        1,245         --              1,602
Other pension assets                                      3,642         --           --              3,642
                                                      -----------------------------------------------------

         Total assets                                 $ 257,997    $ 118,558    $ (29,609)       $ 346,946
                                                      =====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion long-term debt                          7,221         --           --              7,221
  Accounts payable                                       10,818        7,252         (116)          17,954
  Accrued liabilities                                    11,837        8,061         --             19,898
  Accrued income taxes payable                              650        2,165         --              2,815
                                                      -----------------------------------------------------

         Total current liabilities                       30,526       17,478         (116)          47,888
                                                      -----------------------------------------------------

Long-term liabilities:
  Revolving credit line                                  27,968         --           --             27,968
  Long-term debt, less current portion                   92,779       48,227         --            141,006
  Intercompany notes payable                               --         16,115      (16,115)            --
  Deferred income taxes                                  10,108        5,979         --             16,087
  Other long-term liabilities                             4,839       17,381         --             22,220
                                                      -----------------------------------------------------

         Total long-term liabilities                    135,694       87,702      (16,115)         207,281
                                                      -----------------------------------------------------

         Total liabilities                              166,220      105,180      (16,231)         255,169

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                          --           --           --               --
  Common stock                                                8           55          (55)               8
  Additional paid-in capital                             77,052        3,429       (3,429)          77,052
  Retained earnings                                      30,017       11,033      (11,033)          30,017
  Accumulated other comprehensive loss                   (2,646)      (1,139)       1,139           (2,646)
  Less treasury stock                                   (12,654)        --           --            (12,654)
                                                      -----------------------------------------------------

         Total stockholders' equity                      91,777       13,378      (13,378)          91,777
                                                      -----------------------------------------------------

         Total liabilities and stockholders' equity   $ 257,997    $ 118,558    $ (29,609)       $ 346,946
                                                      =====================================================



CONSOLIDATING STATEMENTS OF INCOME                            Year ended December 31, 1999
                                              -----------------------------------------------------------
                                                Domestic     Foreign                      Consolidated
                                               Guarantor  Non-Guarantor  Eliminations   FiberMark, Inc.
                                              -----------------------------------------------------------
Net sales                                      $ 220,276    $ 105,032    $    --            $ 325,308

Cost of sales                                    181,149       82,236         --              263,385
                                              -------------------------------------------------------

          Gross profit                            39,127       22,796         --               61,923

Selling, general and administrative expenses      16,768        7,320         --               24,088
Facility closure expense                           9,818         --           --                9,818
                                              -------------------------------------------------------

         Income from operations                   12,541       15,476         --               28,017

Other expense (income), net                          543          (74)        --                  469
Equity in subsidiary income                       (6,482)        --          6,482               --
Interest expense                                   9,528        3,380         (970)            11,938
Interest income                                   (1,664)        (165)         970               (859)
                                              -------------------------------------------------------

       Income before income taxes                 10,616       12,335       (6,482)            16,469

Income tax expense                                 1,633        5,853         --                7,486
                                              -------------------------------------------------------

       Net income                              $   8,983    $   6,482    $  (6,482)         $   8,983
                                              =======================================================



CONSOLIDATING STATEMENTS OF CASH FLOWS                                              Year ended December 31, 1999
                                                                        -----------------------------------------------------------
                                                                        Domestic     Foreign                        Consolidated
                                                                        Guarantor  Non-Guarantor     Eliminations  FiberMark, Inc.
                                                                        -----------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $  8,983    $  6,482           $ (6,482)       $  8,983

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         7,464       1,826               --             9,290
     Amortization of deferred gain                                        (1,289)       --                 --            (1,289)
     Equity in subsidiary income                                          (6,482)       --                6,482            --
     Loss on closure of facility                                           9,818        --                 --             9,818
     Loss on sale of property, plant and equipment                          --            (2)              --                (2)
     Deferred taxes                                                          164       4,479               --             4,643
     Changes in operating assets and liabilities:
       Accounts receivable                                                (3,688)     (5,279)              --            (8,967)
       Inventories                                                        (2,412)     (4,184)              --            (6,596)
       Other                                                                 102         634               --               736
       Accounts payable                                                      408         789               --             1,197
       Accrued pension and other liabilities                              (4,769)      2,949               --            (1,820)
       Prepaid expense                                                      (204)       --                 --              (204)
       Intercompany accounts, net                                           (121)       (229)               350            --
       Other long-term liabilities                                           115         182               --               297
       Accrued income taxes payable                                          650       1,719               --             2,369
                                                                        --------------------------------------------------------
     Net cash provided by operating activities                             8,739       9,366                350          18,455

Cash flows from investing activities:
  Purchase of life insurance                                                (806)       --                 --              (806)
  Additions to property, plant and equipment                             (11,177)     (4,559)              --           (15,736)
  Investment in subsidiary                                                  --           (13)                13            --
  Net proceeds from sale of property, plant and equipment                   --            38               --                38
  Payments for business acquired                                            --       (22,935)              --           (22,935)
  Increase in other intangible assets                                        (76)       (178)              --              (254)
                                                                        --------------------------------------------------------
     Net cash used in investing activities                               (12,059)    (27,647)                13         (39,693)

Cash flows from financing activities:
  CIT sale/leaseback buyout                                              (30,651)       --                 --           (30,651)
  Proceeds from issuance of bank debt                                       --        20,957               --            20,957
  Net proceeds from exercise of stock options                                498        --                 --               498
  Stock repurchase                                                       (12,654)       --                 --           (12,654)
  Net borrowings under revolving credit line                              27,968        --                 --            27,968
  Repayment of debt                                                         --        (3,810)              --            (3,810)
  Net borrowings under intercompany notes                                 (6,083)      6,169                (86)           --
  Debt issuance costs                                                       (211)       (155)              --              (366)
  Capital reserve                                                           --           (57)                57            --
                                                                        --------------------------------------------------------
     Net cash provided by (used in) financing activities                 (21,133)     23,104                (29)          1,942

Effect of exchange rate changes on cash                                     --        (1,708)              (334)         (2,042)

     Net increase (decrease) in cash                                     (24,453)      3,115               --           (21,338)

Cash at beginning of year                                                 23,625      10,179               --            33,804
                                                                        --------------------------------------------------------

Cash at end of year                                                     $   (828)   $ 13,294           $   --          $ 12,466
                                                                        ========================================================



CONSOLIDATING STATEMENTS OF INCOME                   Year ended December 31, 1998
                                             -------------------------------------------------------------
                                              Domestic      Foreign                        Consolidated
                                              Guarantor   Non-Guarantor     Eliminations  FiberMark, Inc.
                                             -------------------------------------------------------------
Net sales                                      $ 225,881    $  81,211          $    --      $ 307,092

Cost of sales                                    185,806       63,531               --        249,337
                                               -------------------------------------------------------

          Gross profit                            40,075       17,680               --         57,755

Selling, general and administrative expenses      16,244        6,440               --         22,684
Facility closure expense                           7,274         --                 --          7,274
                                               -------------------------------------------------------


         Income from operations                   16,557       11,240               --         27,797

Other expense, net                                   152         --                 --            152
Cogeneration income                               (1,451)        --                 --         (1,451)
Equity in subsidiary income                       (4,551)        --                4,551           --
Interest expense                                   9,686        2,751               (762)      11,675
Interest income                                   (1,843)         (99)               762       (1,180)
                                               -------------------------------------------------------

       Income before income taxes                 14,564        8,588             (4,551)      18,601

Income tax expense                                 3,055        4,037               --          7,092
                                               -------------------------------------------------------

       Net income                              $  11,509    $   4,551          $  (4,551)   $  11,509
                                               =======================================================


CONSOLIDATING STATEMENTS OF CASH FLOWS                                               Year ended December 31, 1998
                                                                      -------------------------------------------------------
                                                                      Domestic     Foreign                     Consolidated
                                                                      Guarantor  Non-Guarantor  Eliminations  FiberMark, Inc.
                                                                      -------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $ 11,509    $  4,551       $ (4,551)      $ 11,509

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         7,339       1,614           --            8,953
     Amortization of deferred gain                                        (1,719)       --             --           (1,719)
     Equity in subsidiary income                                          (4,551)       --            4,551           --
     Loss on closure of facility                                           7,274        --             --            7,274
     Loss on sale of property, plant and equipment                           125        --             --              125
     Deferred taxes                                                           30       3,687           --            3,717
     Changes in operating assets and liabilities:
       Accounts receivable                                                 1,725        (170)          --            1,555
       Inventories                                                          (935)     (1,197)          --           (2,132)
       Other                                                                (282)          3           --             (279)
       Accounts payable                                                   (8,412)        870           --           (7,542)
       Accrued pension and other liabilities                              (1,923)      1,158           --             (765)
       Prepaid expense                                                      (307)       --             --             (307)
       Intercompany accounts, net                                           --           418           (418)          --
       Other long-term liabilities                                           361        (197)          --              164
       Accrued income taxes payable                                       (2,560)        577           --           (1,983)
                                                                        ---------------------------------------------------
     Net cash provided by operating activities                             7,674      11,314           (418)        18,570

Cash flows from investing activities:
  Purchase of life insurance                                              (1,207)       --             --           (1,207)
  Additions to property, plant and equipment                              (8,450)     (5,493)          --          (13,943)
  Investment in subsidiary                                                (3,537)        (37)         3,574           --
  Net proceeds from sale of property, plant and equipment                     22        --             --               22
  Payments for business acquired                                            --       (37,337)          --          (37,337)
  Decrease (increase) in other intangible assets                             227        (372)          --             (145)
                                                                        ---------------------------------------------------
     Net cash used in investing activities                               (12,945)    (43,239)         3,574        (52,610)

Cash flows from financing activities:
  Proceeds from issuance of bank debt                                       --        29,552           --           29,552
  Proceeds from issuance of common stock                                   2,628        --             --            2,628
  Cost of stock offering                                                    (511)       --             --             (511)
  Net proceeds from exercise of stock options                                466        --             --              466
  Net borrowings under intercompany notes                                (10,962)     10,897             65           --
  Debt issuance costs                                                       --          --             --             --
  Capital reserve                                                           --         3,511         (3,511)          --
                                                                        ---------------------------------------------------
     Net cash provided by (used in) financing activities                  (8,379)     43,960         (3,446)        32,135

Effect of exchange rate changes on cash                                     --        (1,856)           290         (1,566)

     Net increase (decrease) in cash                                     (13,650)     10,179           --           (3,471)

Cash at beginning of year                                                 37,275        --             --           37,275
                                                                        ---------------------------------------------------

Cash at end of year                                                     $ 23,625    $ 10,179       $   --         $ 33,804
                                                                        ===================================================

                                 FIBERMARK, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)


                                                     Balance at  Charged to                Balance
                                                     Beginning    Costs and                 at End
DESCRIPTION                                          of Period     Expenses    Deductions  of Period
-----------                                          ---------     --------    ----------  ---------


Year Ended December 31, 2000 Allowances for possible
losses on accounts receivable ......................   $1,023        $  594       $  397     $1,220

Year Ended December 31, 1999 Allowances for possible
losses on accounts receivable ......................   $  626        $  694       $  297     $1,023

Year Ended December 31, 1998 Allowances for possible
losses on accounts receivable ......................   $  203        $  586       $  163     $  626

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
FiberMark, Inc.:


Under date of February 2, 2001, we reported on the consolidated balance sheets of FiberMark, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Burlington, Vermont
February 2, 2001

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

10.15(2)          Memorandum of Lease, dated as of May 7, 1993, between
                  Kamine and the Company
10.16(7)(3)       The Company's 1994 Stock Option Plan and related forms of
                  Option Agreements
10.17(7)(3)       The Company's 1994 Directors Stock Option Plan and
                  related form of Option Agreement
10.18(9)(3)       Amendment to the Company's 1994 Directors Stock Option
                  Plan
10.19(4)(3)       The Company's Executive Bonus Plan
10.20(9)          Deed of Lease between James River Paper Company, Inc. and
                  CPG-Virginia Inc. dated as of October 31, 1993
10.21(9)          Amended and Restated Agreement of Lease, between Arnold
                  Barsky doing business as A&C Realty and Arcon Mills Inc.,
                  dated June 1, 1988
10.22(9)          Lease Agreement dated November 15, 1995, between IFA
                  Incorporated and Custom Papers Group Inc. ("Custom Papers
                  Group")
10.23(9)          Master Lease Agreement dated January 1, 1994, between
                  Meridian Leasing Corp. and Custom Papers Group
10.24(9)          Master Equipment Lease Agreement dated February 3, 1995,
                  between Siemens Credit Corp. and CPG Holdings Inc.
10.25 (6)         Endura Sale Agreement, by and among W.R. Grace & Co.
                  Conn., W.R. Grace (Hong Kong) Limited, Grace Japan
                  Kabushiki Kaisha (collectively, the "Sellers"), the
                  Company, Specialty Paperboard (Hong Kong Limited) and
                  Specialty Paperboard Japan Kabushiki Kaisha (collectively
                  the "Buyers"), dated May 10, 1994
10.26 (11)        Loan Agreement dated as of November 24, 1997, between
                  Steinbeis and Gessner
10.27 (11)        Expansion Land Option and Preemption Right Agreement
                  dated as of November 13, 1997, between Steinbeis and
                  Gessner
10.28 (12)        Third Amended and Restated Financing Agreement & Guaranty
10.29 (12)        Second Amended and Restated Security Agreement dated
                  December 31, 1997, between FiberMark Office Products, LLC and
                  CIT Group/Equipment Financing, Inc.
10.30 (12)        Second Amended and Restated Security Agreement dated
                  December 31, 1997, between FiberMark, Inc. FiberMark
                  Durable Specialties, Inc., and FiberMark Filter and
                  Technical Products
10.31 (12)        Loan Agreement dated as of January 7, 1988, between
                  Zetaphoenicis Beteiligungs GmbH and Bayerische
                  Vereinsbank AG ("Bayerische")
10.32 (12)        Working Credit Facility dated as of January 13, 1998
                  between Gessner and Bayerische
10.33 (12)        Capex Loan Agreement dated as of January 13, 1998,
                  between Gessner and Bayerische
10.34 (13)        1998 Amended and Restated Non-Employee Directors Stock
                  Option Plan
10.35 (13)        Loan Agreement dated September 15, 1999 between FiberMark
                  GmbH (the "Borrower") and Bayerische Hypo- und
                  Vereinsbank Aktiengesellschaft (Lender)
10.36 (13)        Loan Amendment Agreement dated September 15, 1999 between
                  FiberMark GmbH (the "Borrower") and Bayerische Hypo- und
                  Vereinsbank Aktiengesellschaft (Lender)
10.37 (13)        Share Pledge Agreement dated September 15, 1999 between
                  FiberMark Beteiligungs GmbH and FiberMark GmbH (the
                  "Pledgors") and Bayerische Hypo- und Vereinsbank AG (the
                  "Pledgee")

10.38 (13)        Pledge Amendment Agreement dated September 15, 1999
                  between FiberMark Beteiligungs GmbH and FiberMark GmbH
                  (the "Pledgors") and Bayerische Hypo- und Vereinsbank AG
                  (the "Pledgee")
10.39 (13)        Third Amended and Restated Financing Agreement
                  and Guaranty dated September 30, 1999 among
                  FiberMark, Inc.; FiberMark Durable Specialties,
                  Inc.; FiberMark Filter and Technical Products,
                  Inc. and FiberMark Office Products, LLC (as
                  "Borrowers and Guarantors") and The CIT
                  Group/Business Credit, Inc., The CIT
                  Group/Equipment Financing, Inc. (as "Lenders")
10.40 (13)        Termination and Release Agreement among FiberMark Office
                  Products, LLC; FiberMark, Inc.; FiberMark Durable
                  Specialties, Inc.; FiberMark Filter and Technical
                  Products, Inc., and The CIT Group/Equipment Financing,
                  Inc.
10.41             Asset Purchase Agreement dated August 18, 2000, between
                  Ahlstrom Engine Filtration, LLC (the "Purchaser"), and
                  FiberMark, Inc. (the "Seller")
21                List of FiberMark subsidiaries
23.1              Consent of KPMG LLP

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

(13) Incorporated by reference to exhibits filed with the company's report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

                                 FIBERMARK, INC.
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 8th day of February, 2001.

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

        SIGNATURE         TITLE                    DATE
        ---------         -----                    ----

     /S/ ALEX KWADER      President and            February 8, 2001
------------------------  Chief Executive Officer
       Alex Kwader

   /S/ K. PETER NORRIE    Chairman of the Board    February 8, 2001
------------------------
     K. Peter Norrie

  /S/ BRIAN C. KERESTER   Director                 February 8, 2001
------------------------
    Brian C. Kerester

 /S/ MARION A. KEYES, IV  Director                 February 8, 2001
------------------------
   Marion A. Keyes, IV

  /S/ GLENN S. MCKENZIE   Director                 February 8, 2001
------------------------
    Glenn S. McKenzie

    /S/ JON H. MILLER     Director                 February 8, 2001
------------------------
      Jon H. Miller

  /S/ ELMAR B. SCHULTE    Director                 February 8, 2001
-------------------------
    Elmar B. Schulte

/S/ EDWARD P. SWAIN, JR.  Director                 February 8, 2001
-------------------------
  Edward P. Swain, Jr.

     /S/ BRUCE MOORE      Vice President           February 8, 2001
-------------------------
       Bruce Moore        Chief Financial Officer