Form 10-Q
period 2001-03-31
FIBERMARK INC
filed 2001-05-15
CIK 887591

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended MARCH 31, 2001 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                   Outstanding

         Common Stock                            March 31, 2001
         $.001 par value                         6,848,652

                                     FIBERMARK, INC.

                                          INDEX

                           PART I. FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
ITEM 1.          Financial Statements:

                 Consolidated Statements of Income
                       Three Months Ended March 31, 2001 and 2000                 3

                 Consolidated Balance Sheets
                       March 31, 2001 and December 31, 2000                       4

                 Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000                 5

                 Notes To Consolidated Financial Statements                     6-9

ITEM 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     10-12

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk       12


                               PART II. OTHER INFORMATION

ITEM 5.          Other Information                                                12

ITEM 6.          Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                        13


                                                   FIBERMARK, INC.

                                          CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended March 31, 2001 and 2000

                                       (In thousands, except per share amounts)

                                                                                       2001                      2000
                                                                           -----------------         -----------------
Net sales                                                                           $90,344                   $95,088

Cost of sales                                                                        76,604                    76,990
                                                                           -----------------         -----------------

     Gross profit                                                                    13,740                    18,098

Selling, general and administrative expenses                                          5,393                     6,818
                                                                           -----------------         -----------------

     Income from operations                                                           8,347                    11,280


Other (income) expense, net                                                             396                       423

Interest expense                                                                      3,225                     3,377
                                                                           -----------------         -----------------


     Income before income taxes                                                       4,726                     7,480

Income tax expense                                                                    1,868                     3,432
                                                                           -----------------         -----------------


     Net income                                                                      $2,858                    $4,048
                                                                           =================         =================



     Basic earnings per share                                                         $0.42                     $0.59
                                                                           =================         =================

     Diluted earnings per share                                                       $0.41                     $0.58
                                                                           =================         =================



     Average Basic Shares Outstanding                                                 6,834                     6,830
     Average Diluted Shares Outstanding                                               6,944                     6,984

                                                                              3

                             FIBERMARK, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                                          Unaudited         Audited
                                                                           March 31,      December 31,
     ASSETS                                                                  2001             2000
                                                                         ------------     ------------
Current assets:
  Cash                                                                   $      4,614     $     11,133
  Accounts receivable, net of allowances                                       43,570           44,902
  Inventories                                                                  73,194           72,360
  Other                                                                         1,306              776
  Deferred income taxes                                                         4,955            4,950
                                                                         ------------     ------------
        Total current assets                                                  127,639          134,121

Property, plant and equipment, net                                            196,390          194,505
Goodwill, net                                                                  44,181           44,948
Other intangible assets, net                                                    7,666            6,778
Other long-term assets                                                          1,761            1,843
Other pension assets                                                            4,018            4,018
                                                                         ------------     ------------
        Total assets                                                     $    381,655     $    386,213
                                                                         ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion long-term debt                                               11,175            9,675
  Accounts payable                                                             26,961           29,786
  Accrued liabilities                                                          17,548           15,243
  Accrued income taxes payable                                                  3,343            3,020
                                                                         ------------     ------------
        Total current liabilities                                              59,027           57,724
                                                                         ------------     ------------
Long-term liabilities:
  Revolving credit line                                                        39,572           39,027
  Long-term debt, less current portion                                        138,456          143,267
  Deferred income taxes                                                        20,765           21,439
  Other long-term liabilities                                                  20,876           21,808
                                                                         ------------     ------------
        Total long-term liabilities                                           219,669          225,541
                                                                         ------------     ------------
        Total liabilities                                                     278,696          283,265

Commitments and contingencies

Stockholders' equity
  Preferred stock, par value $.001 per share;
    2,000,000 shares authorized, and none issued
  Common stock, par value $.001 per share;
    20,000,000 shares authorized
    6,852,452 and 6,848,652 shares issued and outstanding in 2001 and
    6,830,483 and 6,826,683 shares issued and outstanding in 2000                   7                7

  Additional paid-in capital                                                   64,492           64,399
  Retained earnings                                                            45,734           42,876
  Accumulated other comprehensive loss                                         (7,239)          (4,299)
  Less treasury stock, 3,800 shares at cost in 2001 and 2000                      (35)             (35)
                                                                         ------------     ------------
        Total stockholders' equity                                            102,959          102,948
                                                                         ------------     ------------
        Total liabilities and stockholders' equity                       $    381,655     $    386,213
                                                                         ============     ============

                                     FIBERMARK, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 2001 and 2000
                                     (In thousands)
                                       Unaudited

                                                                               2001            2000
                                                                            ----------     ----------
Cash flows from operating activities:
  Net income                                                                $    2,858     $    4,048
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              2,981          2,756
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (91)        (5,318)
        Inventories                                                             (2,384)          (953)
        Other                                                                     (541)          (337)
        Accounts payable                                                        (2,007)           (40)
        Accrued pension and other liabilities                                    2,641          2,360
        Other long-term liabilities                                                188            200
        Accrued income taxes payable                                               545          3,418
                                                                            ----------     ----------
              Net cash provided by operating activities                          4,190          6,134
                                                                            ----------     ----------

Cash flows used for investing activities:
  Additions to property, plant and equipment                                    (8,787)        (6,850)
  (Increase) Decrease in other intangible assets                                (1,181)            60
                                                                            ----------     ----------

              Net cash used in investing activities                             (9,968)        (6,790)
                                                                            ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of bank debt                                            3,662              -
  Net proceeds from exercise of stock options                                       93              -
  Net borrowings under revolving credit line                                       545             77
  Repayment of debt                                                             (4,299)        (2,017)
                                                                            ----------     ----------
              Net cash provided by (used in) financing activities                    1         (1,940)
                                                                            ----------     ----------

Effect of exchange rate changes on cash                                           (742)          (961)

              Net decrease in cash                                              (6,519)        (3,557)

Cash at beginning of  year                                                      11,133         12,466
                                                                            ----------     ----------
Cash at end of year                                                         $    4,614     $    8,909
                                                                            ==========     ==========

                                              FIBERMARK, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          MARCH 31, 2001 AND 2000
                                                (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The balance sheet as of March 31, 2001, and the statements of income and cash flows for the quarters ended March 31, 2001, and 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the company's Annual Report on Form 10-K.

2.   INVENTORIES:

     Inventories at March 31, 2001, and December 31, 2000, consisted of the following (000's):

                                                                            (Unaudited)
                                                                               03/31/01            12/31/00
                                                                       -----------------      --------------

                           Raw Material                                        $ 21,150            $ 20,377
                           Work in Progress                                      18,461              19,413
                           Finished Goods                                        21,734              21,914
                           Finished Goods on Consignment                          6,510               5,437
                           Stores Inventory                                       2,794               2,750
                           Operating Supplies                                     2,545               2,469
                                                                       -----------------      --------------

                           Total Inventories                                   $ 73,194            $ 72,360
                                                                       =================      ==============


3.   NET INCOME PER COMMON SHARE:

     The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company's reported net income follows:


                                                                                  THREE MONTHS ENDED
                                                                                      UNAUDITED
                                                                           ---------------------------------
                                                                               3/31/01           3/31/00
                                                                           --------------    ---------------
     Numerator:
           Income available to common shareholders used
               in basic and diluted earnings per share ($000)              $       2,858     $        4,048
                                                                           --------------    ---------------
     Denominator:
           Denominator for basic earnings per share:
               Weighted average shares                                         6,834,362          6,830,483

           Effect of dilutive securities:
               Fixed stock options                                               109,812            153,068
                                                                           --------------    ---------------
           Denominator for diluted earnings per share:
               Adjusted weighted average shares                                6,944,174          6,983,551

     Basic earnings per share                                              $        0.42     $         0.59

     Diluted earnings per share                                            $        0.41     $         0.58




4.       COMPREHENSIVE INCOME (LOSS) ($000):



                                                                            THREE MONTHS ENDED
                                                                                UNAUDITED

                                                                   -------------------------------------
                                                                        3/31/01              3/31/00
                                                                   -----------------    ----------------
        Net income                                                 $          2,858     $         4,048
        Minimum pension liability adjustment,
                 net of tax benefit                                               -                   -
        Currency translation adjustment                                      (2,940)             (1,784)
                                                                   -----------------    ----------------
        Comprehensive income (loss)                                $            (82)    $         2,264
                                                                   =================    ================


5. Segment Information:

The following table categorizes net sales in each market segment into the appropriate operating segment:


                                                             (In Thousands)
                                                            Operating Segment
                                  -----------------------------------------------------------------
                                                    Technical
3 months ended March 31, 2001       German Oper.    & Office      Durable
Net sales                         & Filter Media    Products    Specialties    Other         Total
                                  --------------    ---------   -----------   -------      --------
         Market Segment
         --------------
         Filter Media             $     25,265      $  1,331    $     -       $   -        $ 26,596
         Technical Specialties          13,888        13,401          -           -          27,289
         Durable Specialties             7,268           -         17,155         -          24,423
         Office Products                   -          12,036          -           -          12,036
                                  --------------    ---------   -----------   -------      --------

              Total               $     46,421      $ 26,768    $  17,155     $   -        $ 90,344
                                  ==============    =========   ===========   =======      ========

3 months ended March 31, 2000
Net sales
         Market Segment
         --------------
         Filter Media             $     27,380      $  1,451    $     -       $   -        $ 28,831
         Technical Specialties          12,326        14,867          -           -          27,193
         Durable Specialties             7,074           -         17,942         -          25,016
         Office Products                   -          14,048          -           -          14,048
                                  --------------    ---------   -----------   -------      --------

              Total               $     46,780      $ 30,366    $  17,942     $   -        $ 95,088
                                  ==============    =========   ===========   =======      ========


The following table details selected financial data by operating segment:



                                                             (In Thousands)
                                                            Operating Segment
                                  -----------------------------------------------------------------
                                                    Technical
                                    German Oper.    & Office      Durable
3 months ended March 31, 2001     & Filter Media    Products    Specialties    Other         Total
                                  --------------    ---------   -----------   -------      --------
Net sales                         $     46,421      $ 26,768    $  17,155     $   -        $ 90,344
Inter-segment net sales                     38         1,940          -        (1,978)          -
                                  --------------    ---------   -----------   -------      --------

Total net sales                   $     46,459      $ 28,708    $  17,155     $(1,978)     $ 90,344
                                  ==============    =========   ===========   =======      ========

EBIT                              $      6,056      $   (622)   $   2,517     $   -        $  7,951
                                  ==============    =========   ===========   =======      ========

Depreciation & Amortization       $        993      $  1,356    $     632     $   -        $  2,981

Total Assets                      $    141,423      $154,685    $  33,799     $51,748 (1)  $381,655


3 months ended March 31, 2000

Net sales                         $     46,780      $ 30,366    $  17,942     $   -        $ 95,088
Inter-segment net sales                     44           506          -          (550)          -
                                  --------------    ---------   -----------   -------      --------

Total net sales                   $     46,824      $ 30,872    $  17,942     $  (550)     $ 95,088
                                  ==============    =========   ===========   =======      ========

EBIT                              $      7,307      $  1,049    $   2,501     $   -        $ 10,857
                                  ==============    =========   ===========   =======      ========
Depreciation and Amortization     $        912      $  1,268    $     576     $   -        $  2,756
        (Excl Def Gain)
Total Assets                      $    141,898      $122,929    $ 322,202     $51,495 (1)  $348,524



(1) Corporate assets not allocated to operating segments.                      8

6.   SUBSEQUENT EVENT:

     Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140 million. DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products. This acquisition was financed with the issuance of $230 million of 10.75% Senior Notes due 2011. The balance of the Senior Notes was used to repay existing indebtedness, estimated capital expenditures and estimated financing and acquisition fees. The acquisition was accounted for using the purchase method. Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The 2001 consolidated results will not include DSI's results of operations until the six month period ending June 30, 2001, which will include two and a half months.

     The following summarizes unaudited pro forma results of operations for the periods ended March 31, 2001 and 2000, assumes the DSI acquisition occurred as of the beginning of the periods presented (in thousands, except for share amounts):

                                                          THREE MONTHS ENDED
                                                              UNAUDITED
                                                     ---------------------------
                                                       3/31/01          3/31/00
                                                     ----------       ----------
         Net Sales                                   $  121,235       $  129,612

         Net Income                                  $    1,177       $    3,959

         Basic earnings per share                    $     0.17       $     0.58

     The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net sales for the first quarter of 2001 were $90.3 million compared with $95.1 million for the first quarter of 2000, a 5.1% decrease. Sales in our German operations and filter media operating segment decreased by 0.9% to $46.4 million compared with $46.8 million in the first quarter of 2000. The technical and office products operating segment sales decreased by 11.8% to $26.8 million compared with $30.4 million for the same period in 2000. Sales in the durable specialties operating segment decreased by 4.5% to $17.1 million compared with $17.9 million for the first quarter of 2000.

Sales in the German operations and filter media segment were down slightly due to weakening demand in the automotive and vacuum bag filter business in Europe and the United States offset by strong demand in abrasive base materials. The decrease in the technical and office products segment was primarily due to weaker sales in office products. A general softening in the U.S. economy and significant consolidation in office products super stores have resulted in the decline in sales. The decrease in durable specialties reflects a slowing economy with particular softness in binding tapes used in office filing supplies.

Gross margin for the quarter was 15.2% compared with 19.0% last year. The lower gross margin was attributable to lower volume, higher raw material and energy costs and expenses associated with the startup of our new paper machine in Warren Glen, New Jersey.

General and administrative expenses for the quarter were $5.4 million compared with $6.8 million for the same period in 2000. The decrease is due primarily to lower salary and professional fees expenses.

Interest expense was $3.2 million for the quarter compared with $3.4 million last year.

The effective income tax rate was 39.5% compared with 45.9% for the first quarter of 2000. The decrease is primarily due to reduced tax rates in Germany.

Net income for the first quarter of this year was $2.9 million, or $.41 per share, compared with $4.0 million, or $.58 per share, for the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and acquisitions through cash flow from operations and a number of different types of debt financing.

For the three months ended March 31, cash flows from operating activities were $4.2 million in 2001 and $6.1 million in 2000. During these periods, net cash used in investing activities was $10.0 million in 2001 compared with $6.8 million in 2000. The increase was primarily attributable to acquisition costs and capital expenditures related to the installation of a new paper machine at the Warren Glen, New Jersey, facility, which we believe will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. There was no cash provided by financing activities in 2001 and $1.9 million was used in financing activities in the same period in 2000. The increase was primarily attributable to borrowing under the credit facility with Jules & Associates, offset by repayments, to partially fund the Warren Glen paper machine.

As of March 31, 2001, we had outstanding $100.0 million of senior notes. The notes have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Additionally, we have available to us a $50.0 million revolving credit facility. As of March 31, 2001, $39.6 million was outstanding under this credit facility. A portion of the balance was at an interest rate of LIBOR plus 2% and the remainder was at an interest rate of prime plus .5%. On April 18, 2001, $35.0 million in proceeds from the issuance of $230.0 million of senior notes in conjunction with the DSI acquisition was used to reduce the outstanding balance under this credit facility. These notes have a ten-year term beginning April 18, 2001, were issued at a discounted price of $228.275 million and carry a fixed rate of 10.75%. As of March 31, 2001, our German subsidiaries had loans outstanding of $34.3 million. Proceeds from the $230.0 million of senior notes were used to pay these loans in full on April 18, 2001. On March 31, 2001, Gessner also had a $6.7 million line of credit. At that date, no advances were outstanding under this facility. At March 31, 2001, $12.5 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.8 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal exposure to financial market risks. The majority of our debt is at a fixed rate. Most of our sales transactions have been conducted in the currency where the shipment originated, limiting our exposure to changes in currency exchange rates. We do not use derivative financial instruments.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FiberMark, Inc.

Date: May 15, 2001

                                         /s/ Bruce Moore
                                       --------------------------------------
                                       Bruce Moore, Vice President and
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)