Form 10-Q
period 2001-06-30
FIBERMARK INC
filed 2001-08-14
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

            |X| Quarterly Report pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

                  For the quarterly period ended  June 30, 2001  or
                                                -----------------

            |_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the transition period from _________ to _________

                  Commission file number  0-20231
                                        -----------

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

                            Yes |X|         No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                                      Outstanding

        Common Stock                               June 30, 2001
        $.001 par value                            6,901,658

                                 FIBERMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Financial Statements:

         Consolidated Statements of Income                                     3
              Three Months and Six Months Ended
              June 30, 2001 and 2000

         Consolidated Balance Sheets                                           4
              June 30, 2001 and December 31, 2000

         Consolidated Statements of Cash Flows                                 5
              Six Months Ended
              June 30, 2001 and 2000

         Notes To Financial Statements                                      6-10

ITEM 2.  Management's Discussion and Analysis of Financial                 11-14
              Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           14

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to Vote of Security Holders                    14

ITEM 5.  Other Information                                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                         FIBERMARK, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)

                                                         Unaudited                        Unaudited
                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                     2001          2000              2001           2000
                                                  ---------       -------         ---------       --------
Net sales                                         $ 102,081       $91,388         $ 192,425       $186,476

Cost of sales                                        85,227        73,936           161,831        150,926
                                                  ---------       -------         ---------       --------

      Gross profit                                   16,854        17,452            30,594         35,550

Selling, general and administrative expenses          7,121         6,656            12,514         13,474
Facility closure expense                             12,869            --            12,869             --
Sale of technology                                      172            --               172             --
                                                  ---------       -------         ---------       --------

      Income (loss) from operations                  (3,308)       10,796             5,039         22,076

Other expense, net                                    1,465           162             1,861            585

Interest expense                                      7,332         3,596            10,557          6,973
                                                  ---------       -------         ---------       --------

      Income (loss) before income taxes
        and extraordinary item                      (12,105)        7,038            (7,379)        14,518

Income tax (benefit) expense                         (4,424)        3,192            (2,556)         6,624
                                                  ---------       -------         ---------       --------

      Income (loss) before extraordinary item        (7,681)        3,846            (4,823)         7,894

Extraordinary item:
      Loss on early extinguishment of debt
      (net of income tax benefit)                      (696)           --              (696)            --
                                                  ---------       -------         ---------       --------

      Net income (loss)                           $  (8,377)      $ 3,846         $  (5,519)      $  7,894
                                                  =========       =======         =========       ========

      Basic earnings per share
        Income (loss) before extraordinary item   $   (1.12)      $  0.56         $   (0.71)      $   1.16
          Extraordinary item                          (0.10)           --             (0.10)            --
                                                  ---------       -------         ---------       --------
          Net income (loss)                       $   (1.22)      $  0.56         $   (0.81)      $   1.16

      Diluted earnings per share                  $   (1.22)      $  0.55         $   (0.81)      $   1.13
                                                  =========       =======         =========       ========

      Average Basic Shares Outstanding                6,860         6,830             6,847          6,830
      Average Diluted Shares Outstanding              6,860         6,992             6,847          6,988

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FIBERMARK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                          Unaudited         Audited
                                                                           June 30,    December 31,
    ASSETS                                                                     2001           2000
                                                                          ---------      ---------
Current assets:
    Cash                                                                  $  11,056      $  11,133
    Accounts receivable, net of allowances                                   58,957         44,902
    Inventories                                                              81,371         72,360
    Other                                                                     1,838            776
    Deferred income taxes                                                     4,959          4,950
                                                                          ---------      ---------

            Total current assets                                            158,181        134,121

Property, plant and equipment, net                                          211,724        194,505
Goodwill, net                                                               151,057         44,948
Other intangible assets, net                                                 14,918          6,778
Deferred income taxes                                                         7,900             --
Other long-term assets                                                        1,735          1,843
Other pension assets                                                          4,018          4,018
                                                                          ---------      ---------

            Total assets                                                  $ 549,533      $ 386,213
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt                                            2,500          9,675
    Accounts payable                                                         27,576         29,786
    Accrued liabilities                                                      39,134         15,243
    Accrued income taxes payable                                              2,159          3,020
                                                                          ---------      ---------

            Total current liabilities                                        71,369         57,724
                                                                          ---------      ---------

Long-term liabilities:
    Revolving credit line                                                     8,908         39,027
    Long-term debt, less current portion                                    340,582        143,267
    Deferred income taxes                                                    16,169         21,439
    Other long-term liabilities                                              20,655         21,808
                                                                          ---------      ---------

            Total long-term liabilities                                     386,314        225,541
                                                                          ---------      ---------

            Total liabilities                                               457,683        283,265

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.001 per share;                                  --             --
      2,000,000 shares authorized, and none issued
    Common stock, par value $.001 per share;
      20,000,000 shares authorized
      6,905,458 and 6,901,658 shares issued and outstanding in 2001 and
      6,830,483 and 6,826,683 shares issued and outstanding in 2000               7              7
    Additional paid-in capital                                               64,746         64,399
    Retained earnings                                                        37,357         42,876
    Accumulated other comprehensive loss                                    (10,225)        (4,299)
    Less treasury stock, 3,800 shares at cost in 2001 and 2000                  (35)           (35)
                                                                          ---------      ---------

    Total stockholders' equity                                               91,850        102,948
                                                                          ---------      ---------

    Total liabilities and stockholders' equity                            $ 549,533      $ 386,213
                                                                          =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FIBERMARK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                 (In thousands)
                                    Unaudited

                                                                      2001        2000
                                                                   ---------    --------
Cash flows from operating activities:
      Net (loss) income                                            $  (5,519)   $  7,894

      Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
          Depreciation and amortization                                7,222       5,499
          Loss on closure of facility                                 12,869          --
          Loss on sale of technology                                     172          --
          Loss on early extinguishment of debt                           696          --
          Deferred taxes                                              (5,243)         --
          Changes in operating assets and liabilities:
              Accounts receivable                                      2,872      (5,066)
              Inventories                                              4,959      (7,595)
              Other                                                      (84)        (21)
              Accounts payable                                        (8,481)       (183)
              Accrued pension and other liabilities                    4,632        (556)
              Other long-term liabilities                             (1,267)        395
              Accrued income taxes payable                              (357)      5,437
                                                                   ---------    --------

              Net cash provided by operating activities               12,471       5,804
                                                                   ---------    --------

Cash flows used for investing activities:
      Additions to property, plant and equipment                     (16,644)    (15,613)
      Payments for acquisitions                                     (147,534)         --
      (Increase) decrease in other intangible assets                    (176)        256
                                                                   ---------    --------

              Net cash used in investing activities                 (164,354)    (15,357)
                                                                   ---------    --------

Cash flows from financing activities:
      Proceeds from issuance of bank debt                            231,972          --
      Repayment of debt                                              (41,832)     (2,944)
      Net (repayments) borrowings under revolving line of credit     (30,119)      9,836
      Net proceeds from exercise of stock options                        347          --
      Debt issuance costs                                             (8,321)         --
                                                                   ---------    --------

              Net cash provided by financing activities              152,047       6,892
                                                                   ---------    --------

Effect of exchange rate changes on cash                                 (241)     (1,060)

              Net decrease in cash                                       (77)     (3,721)

Cash at beginning of period                                           11,133      12,466
                                                                   ---------    --------

Cash at end of period                                              $  11,056    $  8,745
                                                                   =========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FIBERMARK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The balance sheet as of June 30, 2001 and the statements of income and cash flows for the quarters, and six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the company's Annual Report on Form 10-K.

2.    INVENTORIES:

      Inventories at June 30, 2001 and December 31, 2000 consisted of the following (000's):

                                                     (Unaudited)
                                                       06/30/01         12/31/00
                                                     -----------        --------
            Raw Material                                $22,359          $20,377
            Work in Progress                             25,232           19,413
            Finished Goods                               21,899           21,914
            Finished Goods on Consignment                 6,678            5,437
            Stores Inventory                              2,688            2,750
            Operating Supplies                            2,515            2,469
                                                        -------          -------
            TOTAL INVENTORIES                           $81,371          $72,360
                                                        =======          =======

3.    NET INCOME (LOSS) PER COMMON SHARE:

      The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the company's reported net income (loss) follows:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       ------------------           ----------------
                                                           (UNAUDITED)                (UNAUDITED)
                                                      6/30/01       6/30/00      6/30/01        6/30/00
                                                      -------       -------      -------        -------
Numerator:
      Income (loss) available to common
      shareholders used in basic and diluted
      earnings per share ($000)                     $    (8,377)   $    3,846   $    (5,519)   $    7,894
                                                    -----------    ----------   -----------    ----------
Denominator:
      Denominator for basic earnings per share:
          Weighted average shares                     6,860,415     6,830,483     6,847,461     6,830,483

      Effect of dilutive securities:
          Fixed stock options                         *               161,639     *               157,615
                                                    -----------    ----------   -----------    ----------

      Denominator for diluted earnings per share:
          Adjusted weighted average shares            6,860,415     6,992,122     6,847,461     6,988,098
                                                    ===========    ==========   ===========    ==========

Basic earnings per share                            $     (1.22)   $     0.56   $     (0.81)   $     1.16

Diluted earnings per share                          $     (1.22)   $     0.55   $     (0.81)   $     1.13

* Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

4.    COMPREHENSIVE INCOME (LOSS) (000'S):

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         ------------------     ----------------
                                             (UNAUDITED)            (UNAUDITED)
                                         6/30/01    6/30/00     6/30/01    6/30/00
                                         -------    -------     -------    -------
Net Income (loss)                       $ (8,377)   $ 3,846    $ (5,519)   $ 7,894

Minimum pension liability adjustment
      net of tax benefit                      --         --          --         --

      Currency translation adjustment     (2,986)      (106)     (5,926)    (1,890)
                                        ------------------------------------------


Comprehensive income (loss)             $(11,363)   $ 3,740    $(11,445)   $ 6,004
                                        ==========================================

5.    SEGMENT INFORMATION:

The following table categorizes net sales in each market segment into the appropriate operating segment:

                                                                            (In Thousands)
                                                                               Unaudited
                                                                           Operating Segment
                                       ---------------------------------------------------------------------------------------------
                                                        Technical
                                        German Oper.     & Office        Durable        Decorative
                                       & Filter Media    Products      Specialties     Specialties        Other           Total
                                       --------------  -------------   -------------   -------------   -------------   -------------
3 months ended June 30, 2001
Net sales
            MARKET SEGMENT
            Filter Media                   $21,171         $ 1,266         $    --         $    --         $ --         $ 22,437
            Technical Specialties           12,092           9,524              --              --           --           21,616
            Durable Specialties              6,140              --          15,000              --           --           21,140
            Office Products                     --          10,660              --              --           --           10,660
            Decorative Specialties              --              --              --          26,228           --           26,228
                                           -------         -------         -------         -------         ----         --------

                       Total               $39,403         $21,450         $15,000         $26,228         $ --         $102,081
                                           =======         =======         =======         =======         ====         ========


3 months ended June 30, 2000
Net sales
            MARKET SEGMENT
            Filter Media                   $25,495         $ 1,477         $    --         $    --         $ --         $ 26,972
            Technical Specialties           12,531          13,919              --              --           --           26,450
            Durable Specialties              6,716              --          18,875              --           --           25,591
            Office Products                     --          12,375              --              --           --           12,375
            Decorative Specialties              --              --              --              --           --               --
                                           -------         -------         -------         -------         ----         ---------

                       Total               $44,742         $27,771         $18,875         $    --         $ --         $ 91,388
                                           =======         =======         =======         =======         ====         ========
                                                                            (In Thousands)
                                                                               Unaudited
                                                                           Operating Segment
                                       ---------------------------------------------------------------------------------------------
                                                        Technical
                                        German Oper.     & Office        Durable        Decorative
                                       & Filter Media    Products      Specialties     Specialties        Other           Total
                                       --------------  -------------   -------------   -------------   -------------   -------------
6 months ended June 30, 2001
Net sales
            MARKET SEGMENT
            Filter Media                   $46,436         $ 2,597         $    --         $    --        $ --           $ 49,033
            Technical Specialties           25,980          22,925              --              --          --             48,905
            Durable Specialties             13,408              --          32,155              --          --             45,563
            Office Products                     --          22,696              --              --          --             22,696
            Decorative Specialties              --              --              --          26,228          --             26,228
                                           -------         -------         -------         -------        ----           --------

                       Total               $85,824         $48,218         $32,155         $26,228        $ --           $192,425
                                           =======         =======         =======         =======        ====           ========


6 months ended June 30, 2000
Net sales
            MARKET SEGMENT
            Filter Media                   $52,875         $ 2,928         $    --         $    --        $ --           $ 55,803
            Technical Specialties           24,857          28,786              --              --          --             53,643
            Durable Specialties             13,790              --          36,817              --          --             50,607
            Office Products                     --          26,423              --              --          --             26,423
            Decorative Specialties              --              --              --              --          --                 --
                                           -------         -------         -------         -------        ----           --------

                       Total               $91,522         $58,137         $36,817         $    --        $ --           $186,476
                                           =======         =======         =======         =======        ====           ========

The following table details selected financial data by operating segment:

                                                                          (In Thousands)
                                                                             Unaudited
                                                                         Operating Segment
                                     -----------------------------------------------------------------------------------------
                                                     Technical
                                     German Oper.     & Office        Durable      Decorative
3 months ended June 30, 2001         & Filter Media   Products      Specialties    Specialties      Other              Total
                                     --------------  ----------     -----------    -----------    ---------          ---------
Net sales                               $ 39,403      $  21,450       $ 15,000       $26,228      $      --          $ 102,081
Inter-segment net sales                        7          1,818             --         1,237         (3,062)                --
                                        --------      ---------       --------       -------      ---------          ---------

Total net sales                         $ 39,410      $  23,268       $ 15,000       $27,465      $  (3,062)         $ 102,081
                                        ========      =========       ========       =======      =========          =========

Earnings before interest and taxes      $  5,855      $  (5,405)      $  2,966       $ 4,852      $ (13,041)(1)      $  (4,773)
                                        ========      =========       ========       =======      =========          =========

Depreciation & Amortization             $    834      $   1,356       $    680       $ 1,371      $      --          $   4,241

Total Assets                            $137,203      $ 136,965       $ 35,736       $71,719      $ 167,910(2)       $ 549,533


3 months ended June 30, 2000

Net sales                               $ 44,742      $  27,771       $ 18,875       $    --      $      --          $  91,388
Inter-segment net sales                       91          1,507             --            --         (1,598)                --
                                        --------      ---------       --------       -------      ---------          ---------

Total net sales                         $ 44,833      $  29,278       $ 18,875       $    --      $  (1,598)         $  91,388
                                        ========      =========       ========       =======      =========          =========

Earnings before interest and taxes      $  6,660      $   1,285       $  2,689       $    --      $      --          $  10,634
                                        ========      =========       ========       =======      =========          =========

Depreciation and Amortization           $    893      $   1,273       $    577       $    --      $      --          $   2,743

Total Assets                            $147,132      $ 129,981       $ 33,059       $    --      $  49,788(2)       $ 359,960

                                                                          (In Thousands)
                                                                             Unaudited
                                                                         Operating Segment
                                     -----------------------------------------------------------------------------------------
                                                     Technical
                                     German Oper.     & Office        Durable      Decorative
6 months ended June 30, 2001         & Filter Media   Products      Specialties    Specialties      Other              Total
                                     --------------  ----------     -----------    -----------    ---------          ---------

Net sales                               $ 85,824      $  48,218       $32,155        $26,228      $      --          $192,425
Inter-segment net sales                       45          3,758            --          1,237         (5,040)               --
                                        --------      ---------       -------        -------      ---------          --------

Total net sales                         $ 85,869      $  51,976       $32,155        $27,465      $  (5,040)         $192,425
                                        ========      =========       =======        =======      =========          ========

Earnings before interest and taxes      $ 11,911      $  (6,027)      $ 5,483        $ 4,852      $ (13,041)(1)      $  3,178
                                        ========      =========       =======        =======      =========          ========

Depreciation & Amortization             $  1,827      $   2,712       $ 1,312        $ 1,371      $      --          $  7,222

Total Assets                            $137,203      $ 136,965       $35,736        $71,719      $ 167,910(2)       $549,533


6 months ended June 30, 2000

Net sales                               $ 91,522      $  58,137       $36,817        $    --      $      --          $186,476
Inter-segment net sales                      135          2,013            --             --         (2,148)               --
                                        --------      ---------       -------        -------      ---------          --------

Total net sales                         $ 91,657      $  60,150       $36,817        $    --      $  (2,148)         $186,476
                                        ========      =========       =======        =======      =========          ========

Earnings before interest and taxes      $ 13,967      $   2,334       $ 5,190        $    --      $      --          $ 21,491
                                        ========      =========       =======        =======      =========          ========

Depreciation and Amortization           $  1,805      $   2,541       $ 1,153        $    --      $      --          $  5,499

Total Assets                            $147,132      $ 129,981       $33,059        $    --      $  49,788(2)       $359,960


(1) 2001 Other Includes                      Facility Closure (Technical & Office Products Segment)                  $ 19,867
                                             Facility Closure Reversal (Technical & Office Products Segment)           (6,998)
                                             Sale of technology (Filter Media Segment)                                    172
                                                                                                                     --------
                                                                                                                     $ 13,041

(2) Corporate assets not allocated
    to operating segments.

6.    ACQUISITION:

Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140 million. DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products. This acquisition was financed with the issuance of $230 million of 10.75% Senior Notes due 2011. The balance of the Senior Notes was used to repay existing indebtedness, including German bank debt, and for financing and acquisition fees. The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million. The acquisition was accounted for using the purchase method. Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $108.2 million of cost in excess of net assets acquired or goodwill which is being amortized on a straight line basis over thirty years. The 2001 consolidated results include DSI's results of operations beginning with the period ending June 30, 2001, which includes two and a half months of consolidated operations.

The following summarizes unaudited pro forma results of operations for the quarters and six months ended June 30, 2001 and 2000, assumes the DSI acquisition occurred as of the beginning of the periods presented (in thousands, except for share amounts):

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                ------------------          ----------------
                                    (UNAUDITED)                (UNAUDITED)
                               6/30/01       6/30/00      6/30/01       6/30/00
                               -------       -------      -------       -------
Net Sales                     $108,647      $129,563     $229,882      $259,175

Net Income (loss)               (7,896)        4,769       (6,718)        8,728

Basic earnings per share      $  (1.15)     $   0.70     $  (0.98)     $   1.28

Diluted earnings per share    $  (1.15)     $   0.68     $  (0.98)     $   1.25

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

7.    FACILITY CLOSURE:

During the period, the company reached a decision to continue to operate its Hughesville, New Jersey, facility, previously slated for closure as of June 30, 2001. The company reversed a facility closure charge of $7.0 million to recognize severance and benefits for the employees to be terminated ($0.4 million) and ($6.6 million) to reflect property, plant, and equipment that had been written down.

Also during the period, the company reached a decision to cease operations at its Fitchburg, Massachusetts facility and to relocate its production to its Warren Glen and Hughesville, New Jersey facilities. As of June 30, 2001, the company recorded facility closure charges of $19.9 million, to reflect the write-off of property, plant and equipment ($18.2 million) and to recognize severance and benefits for employees to be terminated ($1.7 million). The company expects to terminate 96 salary and hourly employees. Results of operations of the facility amounted to income of $0.2 million for the six months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the second quarter of 2001 were $102.1 million compared with $91.4 million for the second quarter of 2000, an 11.7% increase. Sales in our German operations and filter media operating segment decreased by 11.9% to $39.4 million compared with $44.7 million for the second quarter of 2000. The technical and office products operating segment sales decreased by 22.7% to $21.5 million compared with $27.8 million for the same period in 2000. Sales in the durable specialties operating segment decreased by 20.6% to $15.0 million compared with $18.9 million for the second quarter of 2000. The newly acquired decorative specialties operating segment contributed sales of $26.2 million in the second quarter of 2001.

Sales in the German operations and filter media segment were down primarily in the North American filter business due to the sale of technology to Ahlstrom in September 2000 and weakening demand in the automotive sector. German filter media business, however, remained steady. The decrease in the technical and office products segment was primarily due to weak sales across most of our markets due to a weak economy. Our technical specialties product lines, notably art and archival materials, coating base and printing and packaging materials, were particularly weak. The decrease in durable specialties reflects a continual slowing economy with particular softness in our masking tape product line and the initial impact of a key customer bringing some business in house.

Gross margin for the quarter was 16.5% compared with 19.1% last year. The lower gross margin was attributable to lower volume, higher raw material and energy costs and expenses associated with the startup of our new paper machine at Warren Glen, New Jersey.

General and administrative expenses for the quarter were $7.1 million compared with $6.7 million for the same period in 2000. Excluding the DSI acquisition, which added $2.3 million to second quarter expenses, general and administrative expenses were down $1.9 million. The decrease is due primarily to lower salary expenses and $1.0 million in marketing support payments received from suppliers.

Interest expense was $7.3 million for the quarter compared with $3.6 million last year. The increase is due to the DSI acquisition.

The effective income tax rate was 36.5% compared with 45.4% for the second quarter of 2000. The decrease is primarily due to reduced tax rates in Germany.

During the second quarter, the company experienced a net loss of $8.4 million, or $1.22 per diluted share, compared with net income for the comparable 2000 quarter of $3.8 million, or $.55 per diluted share. The write-off of the Fitchburg facility negatively impacted net income in the quarter by $12.3 million, or $1.79 per diluted share. The reversal of the facility closure charge for the Hughesville facility added $4.3 million, to net income or $0.63 per diluted share. An adjustment to the sale of a portion of the technology for the filter media business produced in Richmond reduced net income by $0.1 million, or $0.01 per diluted share. The loss on the early extinguishment of debt was $0.7 million, or $0.10 per diluted share. Excluding the tax adjusted impact of these nonrecurring items, net income would have been $0.4 million or $0.05 per diluted share.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales for the first half of 2001 were $192.4 million compared with $186.5 million for the first half of 2000, a 3.2% increase. Sales in FiberMark's German operations and filter media operating segment decreased by 6.2% to $85.8 million compared with $91.5 million in the first half of 2000. The technical and office products operating segment sales decreased by 17.2% to $48.2 million compared with $58.2 million for the same period in 2000. Sales in the durable specialties operating segment decreased by 12.5% to $32.2 million compared with $36.8 million for the first half of 2000. Our new decorative specialties operating segment contributed $26.2 million in the first half of 2001.

Sales in the German operations and filter media segment were down due to weakening demand in automotive and vacuum bag filter markets in the United States and, to a lesser extent, in Europe, as well as the sale of technology to Ahlstrom in September 2000. The decrease in the technical and office products segment is attributable to a general softening in the U.S. economy, consolidation in the office products industry, weaker demand for matboard and archival materials and reduced levels of electronic fabrication due to slumping high tech sales worldwide. The decrease in durable specialties reflects a slowing economy with softness in both masking and binding tape markets and the initial impact of a key customer bringing manufacturing in house.

Gross margin for the first half of 2001 was 15.9% compared with 19.1% last year. The lower gross margin was attributable to lower volume, higher raw material and energy costs and expenses associated with the startup of our new paper machine at Warren Glen, New Jersey.

General and administrative expenses for the first half of 2001 were $12.5 million compared with $13.5 million for the same period in 2000. Excluding $2.3 million added with the DSI acquisition, expenses were down $3.3 million. The decrease is due primarily to lower salary expenses, professional fees and $1.0 million in marketing support payments received from suppliers.

Interest expense was $10.6 million for the first half of 2001 compared with $7.0 million for the same period in 2000. The increase is due to the DSI acquisition.

The effective income tax rate for the first half of 2001 was 34.6% compared with 45.6% for the first half of 2000. The decrease is primarily due to reduced tax rates in Germany.

The net loss for the first half of 2001 was $5.5 million, or $0.81 per diluted share, compared with a net income of $7.9 million, or $1.13 per diluted share, for the first half of last year. The write-off of the Fitchburg facility in the second quarter reduced net income by $12.3 million or, $1.79 per diluted share. The reversal of the facility closure charge added $4.3 million, to income or $0.63 per diluted share. In addition, net income was reduced by an adjustment to the sale of a portion of the technology for the filter media business by $0.1 million, or $0.01 per diluted share and the loss on early extinguishment of debt of $0.7 or $0.10 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. On April 18, 2001, $230.0 million of senior notes in conjunction with the DSI acquisition were issued. These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed rate of 10.75%. Additionally, we have available to us a $50.0 million revolving credit facility. As of June 30, 2001, $8.9 million was outstanding under this credit facility. A portion of the balance was at an interest rate of LIBOR plus 2% and the remainder was at an interest rate of prime plus .5%. On June 30, 2001, Gessner had a $6.5 million line of credit. At that date, no advances were outstanding under this facility. At June 30, 2001, $12.1 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.7 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The company's historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the six months ended June 30, cash flows from operating activities were $12.5 million in 2001 and $5.8 million for 2000. During these periods, additions to property, plant and equipment totaled $16.6 million in 2001 and $15.6 million in 2000. The company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project is expected to cost $31.0 million in total. The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

We adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The adoption of SFAS No. 141 does not have a material impact on our financial position or results of operations.

We will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption of SFAS No. 142, we will no longer amortize goodwill and other indefinite lived intangible assets. We will be required to test our goodwill and intangible assets that are deemed to have an indefinite life for impairment at least annually. Other than in those periods in which we may report an asset impairment, we expect that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. We are currently evaluating the impact adoption of SFAS No. 142 will have on our financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 15, 2001, where the following actions were taken.

Shareholders of record of the Company's common stock at the close of business on March 30, 2001, were entitled to vote at the annual meeting. Votes were cast as follows:

a) All of management's nominees for members of the Board of Directors were elected with votes cast as follows:

NAME                                              FOR                   WITHHELD
Alex Kwader                                    5,469,831                 91,407
K. Peter Norrie                                5,542,436                 18,802
Brian C. Kerester                              5,542,436                 18,802
Marion A. Keyes, IV                            5,540,936                 20,302
Glenn S. McKenzie                              5,542,936                 18,802
Jon H. Miller                                  5,540,936                 20,302
Elmar B. Schulte                               5,542,136                 19,102
Edward P. Swain, Jr.                           5,540,936                 20,302

b) The selection of KPMG as the independent public auditors for the company for its fiscal year ended December 31, 2001 was ratified.

               FOR                              AGAINST                 ABSTAIN
            5,526,216                            32,303                  2,716

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FiberMark, Inc.

Date: August 14, 2001

                                                /s/ Bruce Moore
                                        ----------------------------------------
                                        Bruce Moore, Vice President and
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)