Form 10-Q
period 2001-09-30
FIBERMARK INC
filed 2001-11-14
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

☐        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number  0-20231

FIBERMARK, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-0429330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

161 Wellington Road, P.O. Box 498, Brattleboro, Vermont 05302
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

Yes  ☒                                   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding

Common Stock	September 30, 2001
$.001 par value	6,903,458

FIBERMARK, INC.

FIBERMARK, INC.

Consolidated Statements of Income

Three Months Ended September 30, 2001 and 2000

Unaudited

(In thousands, except per share amounts)

	2001	2000
Net sales	$100,858	$84,458

Cost of sales	88,760	70,668

Gross profit	12,098	13,790

Selling, general and administrative expenses	9,243	5,544
Facility closure expense	10,745	-
Sale of technology	(10,735)	-

Income from operations	2,845	8,246

Other expense, net	1,686	462

Interest expense	8,119	3,228

Income (loss) before income taxes	(6,960)	4,556

Income tax (benefit) expense	(1,128)	1,995

Net income (loss)	$(5,832)	$2,561

Basic earnings per share
Net income (loss)	$(0.84)	$0.37

Diluted earnings per share	$(0.84)	$0.37

Average Basic Shares Outstanding	6,903	6,830
Average Diluted Shares Outstanding	6,903	6,981

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Income

Nine Months Ended September 30, 2001 and 2000

Unaudited

(In thousands, except per share amounts)

	2001	2000
Net sales	$293,283	$270,934

Cost of sales	250,591	221,594

Gross profit	42,692	49,340

Selling, general and administrative expenses	21,757	19,018
Facility closure expense	23,614	-
Sale of technology	(10,563)	-

Income from operations	7,884	30,322

Other expense, net	3,547	1,047

Interest expense	18,676	10,201

Income (loss) before income taxes and extraordinary item	(14,339)	19,074

Income tax (benefit) expense	(3,684)	8,619

Income (loss) before extraordinary item	(10,655)	10,455

Extraordinary item:
Loss on early extinguishment of debt
(net of income tax benefit)	(696)	-

Net income (loss)	$(11,351)	$10,455

Basic earnings per share
Income (loss) before extraordinary item	(1.55)	$1.53
Extraordinary item	(0.10)	-
Net income (loss)	$(1.65)	$1.53

Diluted earnings per share	$(1.65)	$1.50

Average Basic Shares Outstanding	6,866	6,830
Average Diluted Shares Outstanding	6,866	6,986

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	Unaudited	Audited
	September 30,	December 31,
ASSETS	2001	2000
Current assets:
Cash	$31,167	$11,133
Accounts receivable, net of allowances	52,120	44,902
Inventories	74,357	72,360
Other	2,940	776
Deferred income taxes	4,952	4,950

Total current assets	165,536	134,121

Property, plant and equipment, net	212,080	194,505
Goodwill, net	146,650	44,948
Other intangible assets, net	15,574	6,778
Deferred income taxes	7,900	-
Other long-term assets	1,815	1,843
Other pension assets	4,018	4,018

Total assets	$553,573	$386,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion long-term debt	2,514	9,675
Accounts payable	29,600	29,786
Accrued liabilities	49,184	15,243
Accrued income taxes payable	-	3,020

Total current liabilities	81,298	57,724

Long-term liabilities:
Revolving credit line	16	39,027
Long-term debt, less current portion	340,004	143,267
Deferred income taxes	18,276	21,439
Other long-term liabilities	22,005	21,808

Total long-term liabilities	380,301	225,541

Total liabilities	461,599	283,265

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.001 per share;2,000,000 shares authorized, and none issued	-	-
Common stock, par value $.001 per share;20,000,000 shares authorized.6,903,458 and 6,907,258 shares issued and outstanding in 2001 and 6,830,483 and 6,826,683 shares issued and outstanding in 2000	7	7
Additional paid-in capital	64,755	64,399
Retained earnings	31,525	42,876
Accumulated other comprehensive loss	(4,278)	(4,299)
Less treasury stock, 3,800 shares at cost in 2001 and 2000	(35)	(35)

Total stockholders' equity	91,974	102,948

Total liabilities and stockholders' equity	$553,573	$386,213

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2001 and 2000

(In thousands)

Unaudited

	2001	2000
Cash flows from operating activities:
Net (loss) income	$(11,351)	$10,455

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,812	8,225
Loss on closure of facility	23,614	7,902
Gain on sale of technology	(61)	-
Loss on early extinguishment of debt	696	-
Deferred taxes	(3,129)	-
Changes in operating assets and liabilities:
Accounts receivable	9,709	(10,415)
Inventories	11,973	(13,956)
Other	(447)	(441)
Accounts payable	(6,457)	2,853
Accrued pension and other liabilities	13,405	2,981
Other long-term liabilities	83	581
Accrued income taxes payable	(3,335)	6,199

Net cash provided by operating activities	46,512	14,384

Cash flows used for investing activities:
Additions to property, plant and equipment	(21,921)	(28,935)
Payments for acquisitions	(147,534)	-
(Increase) decrease in other intangible assets	(303)	325

Net cash used in investing activities	(169,758)	(28,610)

Cash flows from financing activities:
Proceeds from issuance of bank debt	231,937	9,826
Repayment of debt	(42,439)	(5,782)
Net (repayments) borrowings under revolving line of credit	(39,011)	7,000
Net proceeds from exercise of stock options	356	-
Debt issuance costs	(8,321)	-

Net cash provided by financing activities	142,522	11,044

Effect of exchange rate changes on cash	758	(1,829)

Net increase (decrease) in cash	20,034	(5,011)

Cash at beginning of period	11,133	12,466

Cash at end of period	$31,167	$7,455

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000

(Unaudited)

1.     Basis of Presentation:

The balance sheet as of September 30, 2001 and the statements of income and cash flows for the quarters and nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consist only of normal recurring items.

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

2.     Inventories:

Inventories at September 30, 2001 and December 31, 2000 consisted of the following (000's):

	(Unaudited)
	09/30/01	12/31/00
Raw Materials	$22,087	$20,377
Work in Progress	23,544	19,413
Finished Goods	17,138	21,914
Finished Goods on Consignment	6,324	5,437
Stores Inventory	2,812	2,750
Operating Supplies	2,452	2,469

Total Inventories	$74,357	$72,360

3.     Net Income (loss) Per Common Share:

The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the company's reported net income (loss) follows:

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	9/30/01	9/30/00	9/30/01	9/30/00
Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings per share (000)	$(5,832)	$2,561	$(11,351)	$10,455
Denominator:
Denominator for basic earnings per share:
Weighted average shares	6,903,106	6,830,483	6,866,214	6,830,483

Effect of dilutive securities:
Fixed stock options	*	150,138	*	155,063

Denominator for diluted earnings per share:
Adjusted weighted average shares	6,903,106	6,980,621	6,866,214	6,985,546

Basic earnings per share	$(0.84)	$0.37	$(1.65)	$1.53

Diluted earnings per share	$(0.84)	$0.37	$(1.65)	$1.50

*Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

4.     Comprehensive Income (loss) (000’s):

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	9/30/01	9/30/00	9/30/01	9/30/00

Net income (loss)	$(5,832)	$2,561	$(11,351)	$10,455

Minimum pension liability adjustment net of tax benefit	-	-	-	-

Currency translation adjustment	5,947	(2,565)	21	(4,455)

Comprehensive income (loss)	$115	$(4)	$(11,330)	$6,000

5.      Segment Information:

The following table categorizes net sales in each market segment into the appropriate operating segment:

	(In Thousands) Unaudited Operating Segment
	German Oper. & Filter Media	Technical & Office Products	Durable Specialties	Decorative Specialties	Other	Total
3 months ended Sept. 30, 2001
Net sales
Market Segment
Filter Media	$19,797	$1,204	$-	$-	$-	$21,001
Technical Specialties	11,103	10,192	-	-	-	21,295
Durable Specialties	5,838	-	12,550	-	-	18,388
Office Products	-	10,239	-	-	-	10,239
Decorative Specialties	-	-	-	29,935	-	29,935

Total	$36,738	$21,635	$12,550	$29,935	$-	$100,858

3 months ended Sept. 30, 2000
Net sales
Market Segment
Filter Media	$22,507	$1,313	$-	$-	$-	$23,820
Technical Specialties	11,692	14,134	-	-	-	25,826
Durable Specialties	6,499	-	16,814	-	-	23,313
Office Products	-	11,499	-	-	-	11,499
Decorative Specialties	-	-	-	-	-	-

Total	$40,698	$26,946	$16,814	$-	$-	$84,458

	(In Thousands)
	Unaudited
	Operating Segment
	German Oper. & Filter Media	Technical & Office Products	Durable Specialties	Decorative Specialties	Other	Total

9 months ended Sept. 30, 2001
Net sales
Market Segment
Filter Media	$66,233	$3,801	$-	$-	$-	$70,034
Technical Specialties	37,083	33,117	-	-	-	70,200
Durable Specialties	19,246	-	44,705	-	-	63,951
Office Products	-	32,935	-	-	-	32,935
Decorative Specialties	-	-	-	56,163	-	56,163

Total	$122,562	$69,853	$44,705	$56,163	$-	$293,283

9 months ended Sept. 30, 2000
Net sales
Market Segment
Filter Media	$75,382	$4,241	$-	$-	$-	$79,623
Technical Specialties	36,549	42,920	-	-	-	79,469
Durable Specialties	20,289	-	53,631	-	-	73,920
Office Products	-	37,922	-	-	-	37,922
Decorative Specialties	-	-	-	-	-	-

Total	$132,220	$85,083	$53,631	$-	$-	$270,934

The following table details selected financial data by operating segment:

	(In Thousands)
	Unaudited
	Operating Segment
3 months ended Sept. 30, 2001	German Oper. & Filter Media	Technical & Office Products	Durable Specialties	Decorative Specialties	Other		Total

Net sales	$36,738	$21,635	$12,550	$29,935	$-		$100,858
Inter-segment net sales	2	2,461	-	1,267	(3,730)		-

Total net sales	$36,740	$24,096	$12,550	$31,202	$(3,730)		$100,858

Earnings before interest and taxes	$2,180	$(7,272)	$1,047	$5,214	$(10)	(1)	$1,159

Depreciation and amortization	$849	$1,352	$672	$1,717	$-		$4,590

Total assets	$134,434	$134,799	$33,586	$67,673	$183,081.	(2)	$553,573

3 months ended Sept. 30, 2000

Net sales	$40,698	$26,946	$16,814	$-	$-		$84,458
Inter-segment net sales	89	1,502	-	-	(1,591)		-

Total net sales	$40,787	$28,448	$16,814	$-	$(1,591)		$84,458

Earnings before interest and taxes	$3,251	$1,330	$3,203	$-	$-		$7,784

Depreciation and amortization	$878	$1,257	$589	$-	$-		$2,724

Total assets	$137,770	$138,981	$34,304	$-	$54,454	(2)	$365,509

	(In Thousands) Unaudited Operating Segment
9 months ended Sept. 30, 2001	German Oper. & Filter Media	Technical & Office Products	Durable Specialties	Decorative Specialties	Other		Total

Net sales	$122,562	$69,853	$44,705	$56,163	$-		$293,283
Inter-segment net sales	47	6,219	-	2,504	(8,770)		-

Total net sales	$122,609	$76,072	$44,705	$58,667	$(8,770)		$293,283

Earnings before interest and taxes	$14,091	$(13,299)	$6,530	$10,066	$(13,051)	(3)	$4,337

Depreciation and amortization	$2,676	$4,064	$1,984	$3,088	$-		$11,812

Total assets	$134,434	$134,799	$33,586	$67,673	$183,081.	(2)	$553,573

9 months ended Sept. 30, 2000

Net sales	$132,220	$85,083	$53,631	$-	$-		$270,934
Inter-segment net sales	224	3,515	-	-	(3,739)		-

Total net sales	$132,444	$88,598	$53,631	$-	$(3,739)		$270,934

Earnings before interest and taxes	$17,218	$3,664	$8,393	$-	$-		$29,275

Depreciation and amortization	$2,684	$3,799	$1,742	$-	$-		$8,225

Total assets	$137,770	$138,981	$34,304	$-	$54,454.	(2)	$365,509

(1) 2001 Other includes	Facility Closure (Filter Media Segment)	$10,745
	Sale of Technology (Filter Media Segment)	(10,735)
		$10
(2) Corporate assets not allocated to operating segments.

(3) 2001 Other includes	Facility Closure (Technical & Office Products Segment)	$19,867
	Facility Closure Reversal (Technical & Office Products Segment)	(6,998)
	Facility Closure (Filter Media Segment)	10,745
	Sale of Technology (Filter Media Segment)	(10,563)
		$13,051

6.      Acquisition:

Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140 million.  DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products.  This acquisition was financed with the issuance of $230 million of 10.75% Senior Notes due 2011.  The balance of the Senior Notes was used to repay existing indebtedness, including German bank debt, and for financing and acquisition fees.  The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million.  The acquisition was accounted for using the purchase method.  Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $108.2 million of cost in excess of net assets acquired or goodwill which is being amortized on a straight-line basis over thirty years.  The 2001 consolidated results include DSI’s results of operations, which includes five and a half months of consolidated operations.

The following summarizes unaudited pro forma results of operations for the quarters and nine months ended September 30, 2001 and 2000, assumes the DSI acquisition occurred as of the beginning of the periods presented (in thousands, except for share amounts):

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	9/30/01	9/30/00	9/30/01	9/30/00
Net sales	$100,858	$122,633	$330,740	$343,633

Net income (loss)	(5,832)	1,795	(10,929)	10,523

Basic earnings per share	$(0.84)	$0.26	$(1.59)	$1.54

Diluted earnings per share	$(0.84)	$0.26	$(1.59)	$1.51

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

7.    Facility Closure:

During the period, the company reached a decision to continue to operate its Hughesville, New Jersey, facility, previously slated for closure as of June 30, 2001.  The company reversed a facility closure charge of $7.0 million to recognize severance and benefits for the employees to be terminated ($0.4 million) and ($6.6 million) to reflect property, plant and equipment that had been written down.

During the period, the company reached a decision to cease operations at its Fitchburg, Massachusetts facility and to relocate its production to its Warren Glen and Hughesville, New Jersey facilities.  As of September 30, 2001, the company recorded facility closure charges of $19.9 million, to reflect the write-off of property, plant and equipment ($18.2 million) and to recognize severance and benefits for employees to be terminated ($1.7 million).  The company expects to terminate 96 salary and hourly employees.  Results of operations of the facility amounted to a loss of $0.8 million for the first nine months ended September 30, 2001.

Also, during the period, the company decided to cease operations at its Rochester, Michigan facility and to close the facility by December 31, 2001.  As of September 30, 2001 the company recorded facility closure charges of $10.7 million, to recognize severance and benefits for employees to be terminated ($1.5 million), to reflect the write-off of property, plant and equipment ($5.8 million), and to record the write-off of goodwill ($3.4 million).  The company expects to terminate 83 salaried and hourly employees.  Results of operations for the facility amounted to a loss of $0.2 million for the nine months ended September 30, 2001.

8.      Sale of Technology:

On August 31, 2001, the company agreed to sell the technology for the balance of its North American engine filter media volume manufactured at the Rochester, Michigan facility, together with some production equipment, to Ahlstrom Corporation.  The technology and legal title was transferred to Ahlstrom on the date of the agreement and the company recognized the revenue from the sale of technology of $11.1 million, net of legal expenses of $0.4 million.  The revenue from the sale of equipment will be recognized when the equipment has been delivered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales for the third quarter of 2001 were $100.9 million compared with $84.5 million for the third quarter of 2000, a 19.4% increase.  Sales in our German operations and filter media operating segment decreased by 9.6% to $36.8 million compared with $40.7 million for the third quarter of 2000.  The technical and office products operating segment sales decreased by 20.0% to $21.6 million compared with $27.0 million for the same period in 2000.  Sales in the durable specialties operating segment decreased by 25.0% to $12.6 million compared with $16.8 million for the third quarter of 2000.  The recently acquired decorative specialties operating segment contributed sales of $29.9 million in the third quarter of 2001.

Sales in the German operations and filter media segment were down primarily in the North American filter business largely due to the sale of technology to Ahlstrom in September 2000.  The German filter media business, however, grew with continued market share gains in the automotive sector.  The decrease in the technical and office products segment was attributable to a weak economy.  Within our technical specialties product lines, sales were weak in abrasive backing materials, printing and packaging grades and electronic fabrication grades.  The decrease in durable specialties is primarily attributable to lower sales in the masking tape product line from a slowing economy and the impact of a key customer bringing some business in-house.

Gross margin for the quarter was 12.0% compared with 16.3% last year.  The lower gross margin was attributable to lower sales volume, higher energy costs and trial production expenses related to our consolidation program.

General and administrative expenses for the quarter were $9.2 million compared with 5.5 million for the same period in 2000.  The increase is primarily due to the DSI acquisition which added $3.2 million to third quarter expenses.

Interest expense was $8.1 million for the quarter compared with $3.2 million last year.  The increase is due to additional debt related to the DSI acquisition.

The effective income tax rate was 16.2% compared with 43.8% for the third quarter of 2000.  The decrease is due to reduced tax rates in Germany and the impact of a $3.5 million goodwill write-off in conjunction with the sale of the balance of our U.S. engine filter media volume.

The net loss for the third quarter was $5.8 million, or $0.84 per diluted share, compared with net income of $2.6 million, or $0.37 per diluted share, for the third quarter of last year.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the first nine months of 2001 were $293.3 million compared with $270.9 million for the first nine months of 2000, an 8.3% increase.  Sales in FiberMark’s German operations and filter media operating segment decreased by 7.3% to $122.6 million compared with $132.2 million in the first nine months of 2000.  The technical and office products operating segment sales decreased by 18.0% to $69.8 million compared with $85.1 million for the same period in 2000.  Sales in the durable specialties operating segment decreased by 16.6% to $44.7 million compared with $53.6 million for the first nine months of 2000.  Our new decorative specialties operating segment contributed $56.2 million in the first nine months of 2001.

Sales in the German operations and filter media segment were down primarily due to weakening demand in automotive filter markets in the United States and the sale of technology to Ahlstrom in September 2000.  The decrease in the technical and office products segment is attributable to a general softening in the U.S. economy, consolidation in the office products industry, weaker demand for matboard and archival materials and reduced levels of electronic fabrication due to slumping high tech sales worldwide.  The decrease in durable specialties reflects a slowing economy with softness in both masking and binding tape markets and the initial impact of a key customer bringing manufacturing in house.

Gross margin for the first nine months of 2001 was 14.6% compared with 18.2% for the last year.  The lower gross margin was attributable to lower volume, higher energy costs, expenses associated with the startup of our new paper machine at Warren Glen, New Jersey and trial production expenses related to our consolidation program.

General and administrative expenses for the first nine months of 2001 were $21.8 million compared with $19.0 million for the same period in 2000.  The increase is due to the DSI acquisition and is offset in part by lower salary expenses, professional fees and additional marketing support payments received from suppliers.

Interest expense was $18.7 million for the first nine months compared with $10.2 million for the same period in 2000.  The increase is due to the DSI acquisition.

The effective income tax rate was 25.7% compared with 45.2% for the first nine months of 2000.  The decrease is due to reduced tax rates in Germany and the impact of the goodwill write-off in conjunction with the sale of the remainder of our U.S. engine filter media volume.

The net loss for the first nine months of 2001 was $11.4 million, or $1.65 per diluted share, compared with a net income of $10.5 million, or $1.50 per diluted share, for the first nine months of last year.  The write-off of the Fitchburg, Massachusetts facility reduced net income by $12.3 million, or $1.79 per diluted share.  The reversal of the Hughesville, New Jersey facility closure charge added $4.3 million, to income or $0.63 per diluted share.  In addition, net income was reduced by an adjustment to the sale of a portion of the technology for the filter media business by $0.1 million, or $0.01 per diluted share, and the loss on early extinguishment of debt of $0.7 or $0.10 per diluted share.

Liquidity and Capital Resources

As of September 30, 2001, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%, and $230.0 million of senior notes in conjunction with the DSI acquisition.  These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed rate of 10.75%.  Additionally, we have available to us a $50.0 million revolving credit facility. As of September 30, 2001, $0.016 million was outstanding under this credit facility. A portion of the balance was at an interest rate of LIBOR plus 2% and the remainder was at an interest rate of prime plus .5%.  On September 30, 2001, Gessner had a $7.0 million line of credit. At that date, no advances were outstanding under this facility.  At September 30, 2001, $11.6 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.6 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital.  For the nine months ended September 30, cash flows from operating activities were $46.5 million in 2001 and $14.4 million for 2000.   During these periods, additions to property, plant and equipment totaled $21.9 million in 2001 and $28.9 million in 2000.   The company is currently in the process of installing a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products.  This project is expected to cost $31.0 million in total.  The company believes that cash flow from operations, plus amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital requirements for the foreseeable future.

Inflation

The company attempts to minimize the effect of inflation on earnings by controlling operating expenses.  During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on the company’s results of operations.  The company purchases raw materials that are subject to cyclical changes in costs that may not reflect the rate of general inflation.

Seasonality

The company’s business is mildly seasonal, with the third quarter of each year typically having the lowest level of net sales and operating income.  Lower December revenues tend to reduce fourth quarter revenues relative to the first two quarters.  This seasonality is the result of a lower level of purchasing activity, since many of our U.S. customers shut down their manufacturing operations during portions of July and many European manufacturers shut down during portions of August and December.

New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

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

Forward-looking Statements

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers’ demand and inventory levels (including the loss of certain major customers), the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, failure to identify or carry out suitable strategic acquisitions.

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

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.
Date: November 14, 2001
/s/ Bruce Moore
Bruce Moore, Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)