Form 10-K
period 2001-12-31
FIBERMARK INC
filed 2002-03-29
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes  ☒  No  ☐

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to be the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☐  No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange was $33,013,963 as of February 26, 2002.  Excluded from this computation were shares held by directors and executive officers of the company and their associates as a group.  Such exclusion does not signify that members of this group are “affiliates” of or controlled by the company.

The number of shares of Common Stock outstanding was 6,903,458 as of February 26, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement that will be filed with the Securities and Exchange Commission in connection with Registrant’s 2002 annual meeting of stockholders to be held on May 14, 2002 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

FiberMark is a leading producer of specialty fiber-based materials meeting industrial and consumer needs worldwide, with facilities in the United States and Europe.  Formed as an independent company in 1989, we subsequently went public in 1993.  Through strong technical capabilities, innovation and a service orientation, FiberMark holds leadership positions in its primary markets.  Our versatile manufacturing capabilities — comprising papermaking, synthetic/nonwoven web technology, saturating, coating and other finishing processes — generate products such as:

•  filter media for transportation, vacuum bag and fast food filtration

•  base materials for specialty tapes, labels, photographic and graphic arts applications, printed circuit boards, wallcovering, flooring materials and sandpaper

•  functional and decorative covering materials for office and school supplies, book production/publishing, printing and premium packaging.

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

Overview

As a specialty fiber-based materials producer, we serve a broad range of markets that stem from five broad product families: filter media, durable specialties (tape and label base materials), technical specialties (base materials for a multitude of markets) and cover materials for office, home and school supplies.  Our four operating segments are: German Operations and Filter Media, Durable Specialties, Technical & Office Products and Decorative Specialties.  The relationship of our operating segments to our product families is described in footnote 20 to the consolidated financial statements included in this document, entitled “Segment Information”.

The following chart outlines our broad product families and their corresponding products and markets:

Filter Media	Durable Specialties

Transportation Filtration	Tape Substrates
Liquid: fuel/hydraulic/lubrication	(Masking/Pressure Sensitive Tapes)
Engine air	Medical/surgical
Passenger cabin air	Automotive: painting
Home Filtration	Construction/renovation: painting
Vacuum bag filters	Electronics
Water	Photographic
Industrial Filtration	Binding Tapes
Industrial fuels	Edge binding and reinforcing
Beverage processing	Home and office
Hot oil processing: fast food	Durable Base Materials
Pharmaceutical processing	Label: imitation leather and synthetic
Protective coverings

Technical Specialties	Office Products

Electrical/Electronics	Heavyweight Cover Materials
Insulating base for transformers	Binding
Printed circuit board base	Filing
Assembly cushioning materials	Lighter-weight Cover Materials
Electronic component carrier tape	Filing
Communications/Graphic Arts	Presentation
Archival materials*
Security paper
Specialty cover materials*
Label base
Industrial High Performance	Decorative Specialties
Wet strength: industrial process
Friction materials: automotive	Book Production
Absorbent materials: medical	Heavyweight cover materials
Photographic packaging	Lightweight cover materials
Home/Commercial	Premium Packaging
Abrasive base: sandpaper	Wallcovering
Wallcovering, flooring, tablecloths
Disposable wetlaid nonwovens
Wallboard joining

*    Sales of these materials (wholly or in part) are reported in the office products product family and sold through our office products division.

Business Strategy

We seek to maximize returns to our stockholders by pursuing a strategy that has the following elements:

•                  Gain market leadership by excelling at serving existing and new markets with high value-added opportunities

•                  Pursue strategic, accretive acquisitions that build on our core competencies in existing and new markets

•                  Forge global, mutually beneficial partnerships with our suppliers and customers, providing catalysts for innovation and increasing our knowledge of marketplace needs

•                  Strengthen product and business development to accelerate our internal growth rates

•                  Optimize operations to gain an unparalleled competitive advantage in the markets we serve

•                  Enhance our technical, manufacturing, and service capabilities, aligning them with the product and service needs of our markets

•                  Add value to customers through continuous improvement of productivity, including consolidation of operations that will generate improvements in quality, service or cost

•                  Broaden our raw materials base

•                  Enhance responsiveness to customer requirements

•                  Create new market opportunities

•                  Reduce costs

•                  Reduce exposure to supply/demand volatility

Overview of Major Markets and FiberMark Product Families

Filter Media

Filter media remains one of our largest product families, anchored by our January 1998 acquisition of Steinbeis Gessner GmbH (FiberMark Gessner).  FiberMark Gessner’s filter business, together with our North American Filter Media business, accounted for 23% of 2001 sales.  The engine filtration portion of our North American filter business was sold to Ahlstrom Corp. in September 2001.  The following chart summarizes the filter materials that we produce, the markets they serve, and representative customers.

Materials/Products	End Products/Markets	Representative Customers
Transportation Filtration (car, truck,heavy-duty equipment, train, jet, etc.)
• Saturated and unsaturated paper	• Liquid filters: fuel, lube,	• Filterwerke Mann+Hummel GmbH
that may be reinforced with cotton	hydraulic oil	• Mahle Filterwerke GmbH
or synthetic fibers	• Air filters: engine and vehicle	• Sogefi Group
• Synthetic: nonwoven meltblown	passenger cabin
• Composite materials

Home Filtration
• Paper and synthetic: nonwoven meltblown	• Vacuum cleaner bags	• Branofilter GmbH
• Electrolux Filter AB
• The Eureka Co.
• Carbon-activated paper for removal of	• Residential water filters:	• Home Care Industries, Inc
taste and odor	drinking water, swimming	• Met-Pro (Keystone Filter Division)
• Pleated paper	pools and spas	• Omni Filter & Manufacturing

Industrial Filtration
• Hot-oil filter bags and sheets	• Hot-oil filtration in fast food	• Food service distributors
• Specialized filter media	restaurants
	• Processing filtration:	• Industrial distributors
industrial fuels, beverages,
pharmaceuticals

Competitors

Our largest single competitor in the filter business is Ahlstrom Corp, primarily in the transportation market.  Other competitors in the transportation filter media market include Hollingsworth and Vose Co.  In the vacuum filter media market, Monadnock Paper Mills, Inc., is a U.S. competitor and Neukaliss Spezialpapier GmbH and MB Papeleras Especiales S.A. are European competitors.

Manufacturing

We produce filter media in our Feldkirchen/Westerham facility in Germany, and produced media during 2001 in our Richmond, Virginia, and Rochester, Michigan, facilities.  We manufacture base materials, including paper, often with combinations of non-wood pulp sources such as natural and synthetic fibers, synthetic fiber-based materials, and composite paper and non-woven materials.  In addition to manufacturing these base materials, we have saturating, laminating and other finishing capabilities.  We closed our leased Richmond, Virginia, facility in June 2001, discontinued paper machine operations in Rochester, Michigan, during the fourth quarter 2001, and expect to discontinue all Rochester operations during the first half of 2002.

Technical Specialties

Technical specialties represents our most diverse product family, reaching a wide range of markets.  Our base and cover materials are used in communications, graphic arts and electrical/electronics applications, as well as wallcovering, flooring and abrasive backing materials.  As a group, these products and markets represent 24% of FiberMark’s 2001 sales revenue.

Materials/Products	End Products/Markets	Representative Customers
Electrical/Electronics
• Insulating base	• Electrical transformers
• Printed circuit board base	• PCs, remote control devices

•          Minnesota Mining and Manufacturing Co. (3M)

•          Automotive Composites Co.

•          Bedford Materials Co., Inc.

•          Eastman Kodak Corp.

•          Crescent Cardboard, Co.

•          Laminating Company of America

•          Nielson and Bainbridge

•          C. Klingspor GmbH

•          Isola Laminate Systems

•          Permafiber, Corp.

•          Saint-Gobain Group (Saint-Gobain Abrasive)

•          Starcke GmbH & Co.

•          Virginia Abrasives Corp.

•          Vishay Intertechnology, Inc

• Fuel cell composite	• Industrial fuel cells
• Electronic component carrier material	• Manufacturers of chips and other electronic components
Communications/Graphic Arts
• Archival quality, acid free paper and	• Matboard for picture mounting/framing
boards; cover materials for storing,	• Archival filing and storage products
presenting information or materials
• Specialty cover materials for presenting, storing, and preserving information or materials	• Publishing: hard- and soft-cover diaries, planners, reference books
• Label base	• Graphic arts/printing trade: menus, promotional literature, maps,durable documents, labels, flock
• Security paper	• Laser printed labels: indoor or outdoor
• Identity cards, drivers’ licenses, car registrations, tickets, stock certificates
Home/Commercial
• Base materials:	• Wallcovering, flooring
paper and nonwovens	• Disposable tablecloth, medical drapes and garments
• Abrasive backing material: wet and dry applications	• Sandpaper for hand and machine sanding

Industrial
• Wet strength	• Industrial process
• Friction materials	• Automotive
• Absorbent materials	• Medical

Competitors

Our competitors in this product family include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins Appleton PLC, International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc, FiberComposites (a division of Ahlstrom Corp.), Kimberly Clark Corp., Knowlton Specialties, Mead Corp., Munksjo Paper AB, Papierfabrik Schoeller & Hoesh GmbH & Co. KG and Neu Kaliss Spezialpapier.  In some of our niche markets, we compete with various small competitors, typically none of which has a dominant market position.  In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl are also considered competitors.

Manufacturing

The base materials for this group of markets are typically manufactured in our two New Jersey facilities in Warren Glen and neighboring Hughesville.  Until the fourth quarter 2001, manufacturing also took place at our Fitchburg, Massachusetts, facility, which is now closed.  Some products are manufactured at our Brattleboro, Vermont, facility, part of our Office Products Division.  Additionally, the Bruckmühl, Germany, facility also manufactures abrasive base materials, which are included in the technical specialties product category.  All of FiberMark Lahnstein’s product lines are counted among technical specialties.  Other FiberMark facilities may, at times, manufacture materials for this market.

Durable Specialties

Our durable specialties product lines are produced and marketed by our U.S. Durable Specialties Division and the durable specialties business from FiberMark Gessner, accounting for 21% of our 2001 business.  We produce specialty tape substrates, the primary product category within durable specialties, and other saturated, coated, nonwoven and paper materials.  We believe that we are the leading worldwide producer of saturated masking tape base and the leading U.S. producer of binding or stripping tapes.  The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:

Materials/Products	End Products/Markets	Representative Customers
Tape Substrates
• Tape substrates: base for masking tape and other pressure sensitive tapes	• Masking /pressure sensitive tape for:	• 3M • Alpha Beta Enterprise Co., Ltd • Tesa A.G • Esselte Corp • Intertape Polymer Group • Lantzis S.A. Adhesives • Nitto Denko Corp. • Sicad S.p.A. • Smead Manufacturing Co
• Raw and saturated	• Automotive painting: OEM and repair
• Building construction/ renovation: painting aid
• Carrier and bandoliering materials used for electronics components manufacturing
• Medical/surgical tapes and bandages

Binding Tapes
• Binding tapes: edge binding and reinforcing	• Filing products, checkbooks, memo pads
• Coated synthetic nonwoven materials

Durable Base Materials
• Durable base materials	• Labels for seat belts, infant car seats and jeans
• Label base: synthetic and imitation leather	• Protective covers for air bags
• Synthetic materials

Competitors

Our competitors include a mix of large integrated manufacturers and smaller independent companies, such as Kimberly Clark Corp., Northeast Paper Converting Company and Ahlstrom Corp.  In some of our niche markets, we compete with various small competitors, none of which has a dominant market position.

Manufacturing

We either manufacture the base materials for this product family in our own facilities, including Bruckmühl, Germany, and Warren Glen and Hughesville, New Jersey, or we purchase from outside suppliers.  Our Quakertown facility is a converting facility, relying on supply sources from within and outside of FiberMark.   For example, a substantial portion of the substrate used in making the company’s edge binding and reinforcing tapes is Tyvek®, purchased from DuPont and marketed under the FiberMark trade name SUPER ARCOFLEX®.   Base materials are typically saturated, coated and embossed within FiberMark facilities, and in some cases, by our customers.

Office Products

Office products include cover materials used in communications applications, primarily for supplies used in the office, home or school.  These materials comprised 11% of our 2001 revenue.  The major components of this product family, associated end products/markets and representative customers are noted below:

Materials/Products	End Products/Markets	Representative Customers
• Specialty cover materials (heavyweight and lighter-weight) for products that present, bind, store or preserve information	• Binding: data and ring binders,notebooks
	• Filing/active use: file folders, pressboard folders and other filing products, diaries and planners	• ACCO World Corp . Co. • Cardinal Brands • Esselte Corp • Smead Manufacturing
• Presentation: document / report covers, folders

Competitors

Our competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, such as: International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., Fox River Paper Co., and Merrimac Paper Co., Inc.  In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl are also competitors.

Manufacturing

We manufacture the base materials for this product group primarily in our Brattleboro, Vermont, facility, and, to a lesser extent, in our Warren Glen and Hughesville, New Jersey, facilities.

Decorative Specialties

Decorative specialties became our largest product family upon the completion of the DSI acquisition in April 2001, accounting for 21% of our 2001 net sales. We are now the industry leader worldwide in latex-saturated decorative coverings. We add multiple coatings and embossing to impart a full range of decorative treatments. Our lightweight colored saturated products are sold under a variety of trade names, such as Kivar, Skivertex, and Lexotone, which are well known worldwide within our markets. In graphic white saturated grades, we compete in the higher end segments of the book cover and photo album markets. Our Kivar Performa Type 2 is a recognized premier brand for use in textbook covers and is specified by a majority of state governments in the United States. Our coated cloth line operates under the Red Bridge name.

We have developed some growth-oriented markets for our latex-saturated products in applications such as wallpaper, focusing on advantages such as environmental impact, ink receptivity and durability. The customer base of the decorative specialties product family tends to be quite diverse, consisting of leading high-end publishing, printing and packaging companies. The following chart summarizes the decorative specialties we produce, the niche markets they serve, and representative customers:

Materials/Products	End Products/Markets	Representative Customers
Printing and Premium Packaging Markets
• Colored saturated paper • Lightweight • Heavyweight	• Covering materials for hardbound books, particularly textbooks, photo albums and stationery products	• Lehigh Press
• Graphic white saturated paper • Cloth covering materials • Saturated base • Bonded leather	• Self-supporting covers for books and office/stationery products (diaries, date books, report covers) • High-end coverings for packaging • Menus	• Quebecor World, Inc. • R.R. Donnelley & Sons Company • West Group • Winter & Co
Other Decorative Specialties
• Latex-saturated base: white and color	• Wallcovering
• Binding materials, jeans labels, chess boards

Our direct competitors in the decorative coverings market include Industrial Coatings Group, Inc., Ecological Fibers, Inc., Monadnock Paper Mills, Inc., Guarro, a subsidiary of Arjo Wiggins PLC, and BN International B.V. These competitors provide differing levels of competition in various geographic markets. We compete using materials such as PVC-based decorative materials, cloth and bonded leather, ranging from less expensive, commodity-like materials to more expensive, premium materials, such as leather for packaging or book coverings and wood for luxury packaging. In the wallcovering market, we compete primarily with other substrate manufacturers such as Monadnock Paper and producers of vinyl, paper-based wallcovering, and nonwovens.

Manufacturing

We manufacture the paper-based materials for this product family in our facilities in Brownville, New York, West Springfield, Massachusetts, (which we expect to close in 2002), and Warren Glen, New Jersey.  Our converting operations purchase base material from these FiberMark facilities as well as outside sources, primarily for specialty products such as cloth.  These converting facilities, including Johnston, Rhode Island;

Lowville, New York; Reading, Pennsylvania, and Bolton, England, may apply latex-saturation, coating, embossing and other finishes to our decorative base materials.   Additionally, our Quakertown, Pennsylvania may coat and saturate these materials

Company Sales, Marketing and Distribution

FiberMark’s customers are primarily converters or manufacturers who rely on our base materials for making their finished or semi-finished products.  Our engineered materials are typically sold in roll or sheet form directly to customers through our internal sales force.  We rely primarily on our internal sales force, supplemented by agents, particularly for specialized markets or certain geographic markets outside of the United States.  In some markets, such as the markets for some of our decorative specialties, graphic arts and industrial filter media products, our products are sold through distributors or paper merchants.  In addition, we use merchants or stocking distributors for grades used for certain broad channels such as printers, packaging converters, select specialty book publishers and some specialized filtration markets.  Overall, direct sales to end users or converters accounted for approximately 75% of our net sales in 2001, with our remaining sales being made through distributors, especially in international markets.

Our longstanding customer relationships are an integral part of our sales and marketing efforts.  These relationships have developed as a result of our commitment to create innovative solutions in specialty fiber-based materials and the technical capabilities and service to support these solutions.  With existing and new customers alike, our sales and marketing personnel often initiate the development of new products through early stage collaboration with our customers or even with our customers’ customers.  In addition, we have the ability to handle very small orders with lead times that are sometimes less than a day.

No customer represented more than 5% of our net sales for the year ended December 31, 2001.

International Sales

With the combination of our U.K. operation acquired with DSI, our German businesses and export sales from the U.S., we now sell or manufacture more than one-third of our business outside North America.  The majority of these sales are in Europe.  A detailed breakdown of sales revenue and property, plant and equipment by geographic region is found in the final tables of footnote 20 to the consolidated financial statements, entitled Segment Information.

Employees

As of December 31, 2001, the company employed a total of 2,061 employees, of whom 705 were salaried and 1,356 were hourly.

In the U.S., approximately 75% of our hourly employees are union members, either the Paper, Allied-Industrial, Chemical and Energy Workers International Union, known as PACE, the International Brotherhood of Electrical Workers, the Union of Needletrades Industrial & Textile Employees or the United Steelworkers of America.  Exceptions include the hourly employees at our Quakertown, Pennsylvania, facility, and Brownville, New York, which are unaffiliated with a union.   In Germany our employees are represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (IG BCE).  Approximately 70% of salaried employees and all of the hourly employees are union eligible, but are not necessarily members, as membership is voluntary and not disclosed.  Employees are represented by a local works council.  In the United Kingdom, hourly employees are members of the Transport General Workers Union.

Our labor contracts expire as follows:

Facility	Expiration Date
Reading, Pennsylvania	May 8, 2005
Rochester, Michigan (a)	June 26, 2004
Warren Glen, New Jersey (b)	May 23, 2004
May 25, 2004
Hughesville, New Jersey (b)	May 23, 2004
May 25, 2004
Lowville, New York	March 31, 2004
West Springfield, Massachusetts (c)	July 31, 2003
Johnston, Rhode Island	September 30, 2002
Brattleboro, Vermont	August 31, 2002
Bolton, England.	May 6, 2002
Bruckmühl and Feldkirchen/Westerham, Bavaria, Germany (d)	February 28, 2002
Lahnstein, Germany (d)	February 28, 2002

(a)      The Rochester, MI, facility is scheduled to be completely closed by mid 2002.  The most recent labor agreement was due to expire on June 26, 2004.

(b)     Workers at Warren Glen, N.J. and Hughesville, N.J. are subject to two separate collective bargaining agreements.

(c)      The West Springfield, Massachusetts, facility is scheduled to close in 2002.

(d)     Expiration dates relate to the main labor agreement.  Portions within these contracts have different expiration dates.  German contracts are negotiated annually with industry representatives and the union, not by the company.

In general, we believe that we have good relations with our employees and their unions.

Raw Materials

We use a wide array of raw materials to formulate our products, including virgin hardwood and softwood pulp, secondary wood fiber from pre-and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers (such as nylon, polyester and fiberglass), synthetic latex, chemicals, pigments and dyes.  These materials are purchased from numerous suppliers worldwide.  We do not produce pulp.  Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations.  Approximately 6% of our revenues are based on contractual pricing that is indexed to commodity pulp.  These contracts provide us with some insulation from raw material cost variability.

We have a long-standing relationship with DuPont as an approved converter of Tyvek® and Dacron® and have never experienced a disruption in supply.  Although we believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek®.  Any material interruption in our supply of Tyvek® could have a material adverse effect on the results of operations and financial condition.

Environmental Regulation and Compliance

We and our predecessors have made substantial investments in pollution control facilities to comply with existing environmental laws and regulations.  We made expenditures for environmental purposes of $6.2 million in 2001, $7.0 million in 2000, and $5.3 million in 1999.  While we believe that we have made sufficient capital expenditures to maintain compliance with existing environmental laws, any failure to comply with present and future environmental laws could subject us to future liability or require the suspension of operations.  In addition, such environmental laws could restrict our ability to expand our facilities or could require the company to acquire costly equipment or incur significant expenses to comply with environmental regulations.

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

Under New Jersey law, the state of New Jersey required extensive environmental investigation of two sites acquired in 1996.  These investigations relate to the release of hazardous substances, materials and/or wastes, as well as any necessary remediation, and are the responsibility of the previous owners of the sites.  In connection with the acquisition of CPG, the former owners of CPG agreed to indemnify us, with some limitations, for various kinds of identified and potential environmental liabilities arising from the historical use of the property acquired in the acquisition of CPG or from CPG’s conduct prior to the acquisition of CPG.  We believe that the amount of the money held in escrow as a source of payment for these and other indemnity obligations of the former CPG owners will be sufficient to cover potential environmental liabilities incurred as a result of our acquisition of CPG.  However, we cannot assure you that the limited indemnity provided by the former owners of CPG will be sufficient to cover all material environmental liabilities associated with our acquisition of CPG.

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

Item 2. Properties

The following table depicts all of the company’s properties as of December 31, 2001:

Facilities	Type of Facility	Owned/Leased	Sq. Feet
Brattleboro, Vermont(1)	Mill/Converting Corporate Headquarters	Owned	200,000
Fitchburg, Massachusetts (closed 12/9/01)	Mill/Converting	Owned	255,000
Warren Glen, New Jersey	Mill/Converting	Owned	299,000
Hughesville, New Jersey	Mill/Converting	Owned	88,000
Owensboro, Kentucky (closed 1/14/98)	N/A	Owned	47,000
Rochester, Michigan (to be closed in 2002)	Mill/Converting	Owned	96,000
Quakertown, Pennsylvania	Converting	Owned	165,000
Bruckmühl, Germany	Mill/Converting	Owned	275,698
Feldkirchen/Westerham, Germany	Mill/Converting	Owned	223,396
Lahnstein, Germany	Mill/Converting	Owned	188,585
West Springfield, Massachusetts (to be closed in 2002)	Mill/Converting	Owned	158,000
Johnston, Rhode Island(2)	Converting	Owned	80,000
Lowville, New York	Converting	Owned	103,000
Brownville, New York(3)	Mill/Converting	Owned	123,000
Bolton, England (Red Bridge)	Converting	Owned	70,000
Reading, Pennsylvania	Converting	Leased	188,000
South Hadley, Massachusetts	Administration	Leased	24,211

(1) Plus 75,000 sq. ft. of leased warehouse space in Brattleboro, Vermont

(2) Plus 28,000 sq. ft. of leased warehouse space in Cranston, Rhode Island

(3) Plus 5,000 sq. ft. of leased warehouse space in Watertown, New York

Our corporate headquarters is located in Brattleboro, Vermont. Most facilities offer web production capabilities, mostly for paper, but often with the inclusion of synthetic or specialty fibers producing composite materials. In addition, Feldkirchen/Westerham contains a meltblown unit for producing synthetic nonwoven materials. Most of our facilities also include some level of finishing or converting capabilities, such as laminating, coating, saturating or embossing, and may be quite extensive. We maintain international sales offices in Kowloon, Hong Kong, and Annecy, France, as well as at our corporate headquarters and at our four European facilities.

Item 3. Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business.  We do not believe that the outcome of any of these proceedings will have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 2001.

Executive Officers

The company’s executive officers are:

Name	Age	Position
Alex Kwader	59	Chairman and Chief Executive Officer

A. Duncan Middleton	55	President

Bruce Moore	54	Vice President and Chief Financial Officer

Dr. Walter M. Haegler	54	Vice President and General Manager, FiberMark Gessner

David R. Kruft	61	Vice President and General Manager, Durable Specialties

David E. Rousse	49	Vice President and General Manager, Office Products

Robert O. Stein	41	Vice President and General Manager, FiberMark DSI

Alex Kwader has been our chief executive officer and a director since 1991, and chairman of the board since February 2002. He also served as president until January 2002. Employed by us and its predecessor, Boise Cascade Corp. (BCC) since 1970, he served as senior vice president from March 1990 to August 1991 and as vice president from our inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC, in various managerial positions. Mr. Kwader was general manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as General Manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and a M.S. from Carnegie Mellon University and attended the Harvard Business School Executive Program.

A. Duncan Middleton joined our company and assumed his role as president on January 14, 2002.  He also serves as a director.  Most recently, he was senior vice president for Ahlstrom FiberComposites in Windsor Locks, Connecticut. He previously held the roles of president and senior vice president in the nonwovens business of its predecessor, Dexter Corporation, gaining significant international experience in the U.S., Belgium, Scotland, and Scandinavia. Earlier with Dexter, he held the positions of director—business development, director—operations planning, and financial director—Europe.  Mr. Middleton received a Higher National Diploma in Business Studies from Scottish College of Commerce, and is qualified as a Cost and Management Accountant (CIMA).

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

David E. Rousse has served as vice president and general manager, Office Products Division, since January 1997.  Mr. Rousse also had responsibility for Technical Specialties when the divisions were combined (April 1999 - March 2001).  He joined us in 1996 in the role of vice president, marketing and business development.   He was previously employed by International Paper in a number of marketing and general management positions, primarily in their Strathmore Papers fine printing papers unit, with other assignments in office papers and envelope products.  Mr. Rousse received his B.S. in Engineering from Dartmouth College and an M.B.A. from the Amos Tuck School of Business at Dartmouth.

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

Robert O. Stein has served as vice president and general manager of FiberMark DSI since April 2001.   Since July 1999, he was vice president and general manager of the company’s North American Filter Media business unit.  Mr. Stein joined the company in November 1997 as vice president of business development.  Previously, Mr. Stein held several operating positions including president and chief operating officer for Tiara Motorcoach Corporation.  He holds an M.B.A. from Harvard University and a B.S. in Electrical Engineering from Tufts University.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

The company’s Common Stock was first traded on March 11, 1993, on the NASDAQ National Market System (“Nasdaq”) under the symbol SPBI.  As of the close of business on April 8, 1997, the Common Stock ceased trading on Nasdaq and on April 9, 1997, was listed on the New York Stock Exchange (“NYSE”) under the symbol “FMK”.  The following table shows the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transactions Tape.

Year Ended December 31, 2000	High	Low
First Quarter	$13.31	$10.38
Second Quarter	$13.81	$10.38
Third Quarter	$12.63	$10.19
Fourth Quarter	$10.31	$7.38

Year Ended December 31, 2001	High	Low

First Quarter	$12.85	$7.75
Second Quarter	$14.80	$9.77
Third Quarter	$13.74	$6.02
Fourth Quarter	$7.63	$4.55

The company had approximately 1,085 stockholders of record of its Common Stock as of March 18, 2002.  The company’s transfer agent and registrar have indicated that the company had approximately 2,200 beneficial owners of its Common Stock as of March 18, 2002.  The company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

The data set forth below should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

FIBERMARK, INC.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2001(5)	2000	1999	1998	1997

Consolidated Income Statement Data:
Net sales(1)	$394,321	$355,453	$325,308	$307,092	$235,358
Cost of sales	342,888	294,237	263,385	249,337	189,294
Gross profit	51,433	61,216	61,923	57,755	46,064
General and administrative expenses	31,275	25,132	24,088	22,684	16,331
Facility closure expense(2)	25,993	7,972	9,818	7,274	10,000
Sale of technology(2)	(12,336)	(8,422)	—	—	—
Income from operations	6,501	36,534	28,017	27,797	19,733
Cogeneration income(3)	—	—	—	(1,451)	(215)
Other expenses, net(4)	5,429	1,579	469	152	600
Interest expense (net of interest income)	27,126	13,467	11,079	10,495	9,187
Income (loss) before income taxes and extraordinary items	(26,054)	21,488	16,469	18,601	10,161
Income tax (benefit) expense	(7,937)	8,629	7,486	7,092	3,992
Income (loss) before extraordinary item	(18,117)	12,859	8,983	11,509	6,169
Extraordinary item	(696)	—	—	—	—
Net income (loss)	$(18,813)	$12,859	$8,983	$11,509	$6,169

Weighted average shares outstanding	6,876	6,830	7,659	7,751	6,141

Basic earnings (loss) per share	$(2.74)	$1.88	$1.17	$1.48	$1.01
Diluted earnings (loss) per share	(2.74)	1.84	1.15	1.43	0.95

Other Consolidation Operating Data:
Depreciation and amortization	$17,223	$11,444	$9,290	$8,953	$7,393
Capital expenditures	27,743	42,598	15,736	13,943	13,528

	December 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Working capital	$66,905	$76,397	$69,085	$80,591	$61,983
Total assets	516,939	386,213	346,946	311,231	248,001
Long-term debt (net of current maturities)	339,277	182,294	168,974	133,583	100,000
Stockholders’ equity	80,537	102,948	91,777	97,563	82,771

See accompanying notes to selected consolidated financial data.

Notes to Selected Consolidated Financial Data

(1)   The increase in net sales for the year ended December 31, 1998 reflects the acquisition of Steinbeis Gessner GmbH in January 1998.  Net sales related to this acquisition were $81.2 million in 1998.  The increase in net sales for the year ended December 31, 1999 reflects the acquisition of Papierfabrik Lahnstein on August 1, 1999.  Net sales related to this acquisition were $15.9 million in 1999, and $39.7 million in 2000.  The increase in net sales for the year ended December 31, 2001, is the result of the Rexam DSI acquisition on April 18, 2001, net sales related to this acquisition were $83.1 million in 2001.

(2)   On November 19, 1997, the company announced that it planned to close operations at its Owensboro, Kentucky, mill and consolidate its production demands with several of its other mills.  The Kentucky mill was closed on January 14, 1998.  The company booked a $10.0 million charge related to this mill closure in the fourth quarter of 1997.

On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility.  The New York facility was closed on January 29, 1999.  The company booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.  We also reduced Owensboro closure expenses by $0.5 million in 1998.

On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and had planned to consolidate operations from the neighboring Hughesville, New Jersey, mill.  The book value of the mill had been written down by $7.2 million accordingly.  Additionally, the company increased closure expenses for its previously closed Beaver Falls and Owensboro facilities by $0.1 million and $2.5 million, respectively.  In 2000, the company added approximately $45,000 of expenses related to Beaver Falls, and reduced Hughesville closure expenses by $232,000.

On September 1, 2000, the company agreed to sell a portion of the filter media volume manufactured at its leased Richmond, Virginia, facility to Ahlstrom Corp.  As of December 31, 2000, related facility closure charges of $8.2 million were recorded.  Proceeds from the sale of technology net of legal expenses were $8.4 million.  Related facility closure charges were adjusted by $0.3 million and related proceeds decreased by $0.2 million in 2001.

On August 1, 2001, the company reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million).  On December 13, 2001, the Beaver Falls, New York, facility was sold to LTX Corporation.  Proceeds net of expenses were $0.2 million.  Additionally the company reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.  During the year 2001, the company ceased operations at its Fitchburg, Massachusetts, facility.  The company booked a related charge of $20.7 million in 2001.  Also during the year ended December 31, 2001, the company sold the balance of its U.S. engine filter media business and equipment to Ahlstrom Corp. and ceased operations at its Rochester, Michigan, facility.  Related facility closure charges of $12.6 million were recorded.  Proceeds related to this sale of technology were $12.5 million, net of expenses.

(3)   In 1993 the company entered into an agreement with Kamine, pursuant to which the company was the host for a cogeneration facility developed by Kamine at the company’s Beaver Falls mill.  In December 1998, Kamine sold the cogeneration plant and assigned the ground lease contract to the new owner.  The company received a $1.5 million payment from the new owner relative to the transaction.  There are no further payments due under the ground lease contract.

(4)   Other expenses, net for the 1999, 1998, and 1997 periods include $1,289,000, $1,719,000, and $1,718,000, respectively, of amortized income related to a deferred gain on a sale-leaseback transaction.  On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, mill.  The sale of these assets resulted in a book gain of $17,187,000.  This gain was amortized over the ten-year life of the lease.  The assets relative to this lease were repurchased on September 30, 1999.

(5)   On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million.  This acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011.  Related interest of $17.5 million was recorded in 2001.  The balance of the senior notes was used to repay existing indebtedness including German bank debt.  The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million.  The acquisition was accounted for using the purchase method.  Accordingly, $108.6 million of goodwill was recorded, which is being amortized on a straight-line basis over thirty years.  Related amortization of $2.5 million was recorded in 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During our history as an independent company, we have undertaken a series of acquisitions and consolidations designed to broaden and deepen our product and market capabilities, lower our manufacturing costs and our dependence on certain raw materials and improve our operational flexibility.  We have successfully acquired and integrated six major businesses into FiberMark operations since 1994 and grown our revenues from $80.0 million in 1993 to $394.3 million in 2001.  The following acquisitions and consolidations reflect our objectives.

Effective January 1, 1998, we acquired Steinbeis Gessner GmbH, referred to as Gessner, for a purchase price of $43.0 million. Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filtration, technical specialties and durable specialties markets.  Sales for 1998 were $81.2 million.  To finance this acquisition, we sold 1,500,000 shares of common stock on December 15, 1997 and 135,000 shares on January 15, 1998 for gross proceeds of $33.5 million and net proceeds to us of approximately $31.0 million.  To complete the financing of the Gessner acquisition, we also borrowed  $29.6 million from Bayerische Vereinsbank in Munich, Germany on January 12, 1998.  This term loan was repaid on April 19, 2001.

On November 4, 1998, we announced that we planned to cease operations at our Beaver Falls, New York, facility.  The New York facility was closed on January 29, 1999.  We booked a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.

Effective August 1, 1999, we acquired Papierfabrik Lahnstein GmbH, a leading European manufacturer of specialty papers and nonwoven materials used for wallcoverings, security papers, self-adhesive labels and flooring overlay.  Lahnstein’s annual sales at that time were approximately $36.0 million.  The purchase price for the acquisition was approximately $22.0 million and was financed with $7.0 million of cash reserves and $15.0 million in German bank debt.  This debt was repaid on April 19, 2001.

On August 31, 1999, we initiated a project to install a new paper machine at our Warren Glen, New Jersey, facility and had planned to consolidate operations from another facility.  In connection with this project, net asset value has been written down by $7.2 million.  In 1999 we also increased closure expenses for our previously closed facilities by $2.6 million.  In 2000 facility closure expenses were decreased by $0.2 million.

On September 30, 1999, we terminated our sale/leaseback facility with The CIT Group, and repurchased the assets at our Brattleboro mill.  Concurrently, we expanded our revolving credit facility with CIT from $20.0 million to $50.0 million.  On an annualized basis, this transaction reduced lease expense by $4.5 million and increased depreciation expense by $1.2 million.  Due to this cost structure reduction, inventory valuation was reduced by $0.8 million.  We also incurred refinancing fees of $0.3 million, which are being amortized over the term of the agreement.

On September 1, 2000, we entered into an agreement with Ahlstrom Paper Group to sell certain filter media production technology and equipment and a portion of the filter media volume manufactured at the Richmond, Virginia, facility.  We completed the transfer of the remaining Richmond volume to other FiberMark facilities and closed the Richmond facility in June 2001.  As of December 31, 2001, we booked $8.5 million in closure charges and $8.2 million revenue from the sale of technology.

On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million.  DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products.  Sales for 2001 were $120.5 million on a pro forma basis.  The acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011.  The balance of the senior notes was used to repay existing indebtedness and for financing and acquisition fees.

On August 1, 2001, the company reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million).  On December 13, 2001, the Beaver Falls, New York, facility was sold to LTX Corporation.  Proceeds net of expenses were $0.2 million.  Additionally the company reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.  During the year 2001, the company ceased operations at its Fitchburg, Massachusetts, facility.  The company booked a related charge of $20.7 million in 2001.  Also during the year ended December 31, 2001, the company sold the balance of its U.S. engine filter media business and equipment to Ahlstrom Corporation and ceased operations at its Rochester, Michigan, facility.  Related facility closure charges of $12.6 million were recorded.  Proceeds related to this sale of technology were $12.5 million, net of expenses.

The following table sets forth certain operating data as a percentage of net sales.

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.0	82.8	81.0
Gross profit	13.0	17.2	19.0
General and administrative expenses	7.9	7.1	7.4
Facility closure	6.6	2.2	3.0
Sale of technology	(3.1)	(2.4)	—
Income from operations	1.6	10.3	8.6
Other expense, net	1.3	0.5	0.1
Interest expense, net of interest income	6.9	3.8	3.4
Income (loss) before income taxes	(6.6)	6.0	5.1
Net effect of income taxes	2.0	2.4	2.3
Extraordinary item net of income tax benefit	(0.2)	—	—
Net income (loss)	(4.8% )	3.6%	2.8%

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Net sales increased 10.9% to $394.3 million in 2001 from $355.5 million in 2000.

Sales in our German operations and filter media operating segment decreased 6.9% to $161.7 million compared to $173.7 million in 2000.  The decrease was due to the sale of a portion of our North American engine filtration business to Ahlstrom in September 2000.  Technical and office products operating segment declined 15.7% to $93.2 million from $110.5 million in 2000.  This decline was attributable to a general softening in the U.S. economy, consolidation in the office products industry, weaker demand for matboard and archival materials and reduced levels of electronic fabrication due to slumping high technology sales worldwide.  Sales in the durable specialties operating segment decreased 21.0% to $56.3 million compared with $71.3 million in 2000.  The decrease reflected an economic downturn with softness in both masking and binding tape markets and the impact of a key customer bringing manufacturing in house.  Our new decorative specialties operating segment contributed sales of $83.1 million in 2001.

Gross margin decreased to 13.0% in 2001 from 17.2% in 2000.  This decrease in gross margin was attributable to lower volume, higher energy costs, expenses associated with the startup of our new paper machine at Warren Glen, New Jersey, and trial production expenses related to our consolidation program.

General and administrative expenses increased 24.7% to $31.3 million from $25.1 million in 2000 due to the DSI acquisition.

Income from operations decreased 82.2% to $6.5 million (1.6% sales) from $36.5 million (10.3% sales) in 2000 due to higher facility closure expenses and decreases previously mentioned for sales and gross profit.

Other expenses increased to $5.4 million in 2001 from $1.6 million in 2000.  This increase was primarily due to the amortization of goodwill and deferred financing costs associated with the DSI acquisition.

Net interest expense increased 100.7% to $27.1 million from $13.5 million in 2000.  This increase was due to our issuance of $230.0 million of 10.75% Senior Subordinated Notes due 2011 in connection with the DSI acquisition.

Income taxes were $(7.9) million or 30.5% of taxable losses in 2001 compared with $8.6 million or 40.2% of taxable income in 2000.  The lower tax rate was due to reduced tax rates in Germany and the impact of the goodwill write-off in conjunction with the sale of the remainder of our U.S. engine filter media volume.

The net loss for 2001 was $18.8 million, or $2.74 per share, compared with net income of $12.9 million, or $1.84 per share.  Excluding the tax adjusted impact of facility closure expenses that were recorded in both years, the loss on early extinguishment of debt in 2001 and the prior period impact of the German tax rate change in 2000, the net loss for 2001 would have been $8.4 million, or $1.22 per share, compared with a net income of $12.0 million, or $1.72 per share in 2000.  Per share earnings are stated on a fully diluted basis.

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

Other expenses increased to $1.6 million in 2000 from $0.5 million in 1999.  This increase was primarily due to the termination of the sale/leaseback credit facility on September 30, 1999, which eliminated the deferred gain in the year 2000 compared to $1.3 million in 1999.

Net interest expense increased 21.6% to $13.5 million from $11.1 million in 1999.  This increase was due to higher levels of debt as a result of the Lahnstein acquisition, a repurchase of sale/leaseback assets and funds used for last year’s stock repurchase program.

Income taxes were $8.6 million or 40.2% of taxable income in 2000 compared with $7.5 million or 45.5% of taxable income in 1999.  The lower tax rate was due to a reduction of five percentage points in the German corporate tax rates in October 2000.  This rate reduction applies to current taxes going forward, as well as deferred tax liabilities accrued in earlier periods.  The cumulative effect of this tax rate change was a $1.1 million reduction in tax expense in 2000 of which $0.6 million relates to prior periods.

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

Liquidity and Capital Resources

As of December 31, 2001, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%.  Also outstanding are $230.0 million of senior notes issued in conjunction with the DSI acquisition.  These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.  In conjunction with the issuance of $230.0 million of senior notes, the company repaid all of the outstanding German bank debt totaling $36.5 million.  This resulted in an after tax repayment fee of $0.7 million. Additionally, at December 31, 2001, we had available to us a $50.0 million revolving credit facility with CIT. At that date, $0.1 million was outstanding under this credit facility. On February 1, 2002, the company amended the agreement with CIT to increase the revolving credit facility to $60.0 million and extend the facility until September 30, 2005.  At December 31, 2001, $10.9 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.5 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The amended credit agreement with CIT contains certain covenants, which require the maintenance of financial ratios.  Testing of these covenants has been waived until December 31, 2002.  During this grace period there will be an availability block on the $60.0 million revolving credit facility, which limits the company’s borrowing capacity to approximately $35.0 million.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital.  For the twelve months ended December 31, cash flows from operating activities were $45.1 million in 2001 and $24.9 million for 2000.  During these periods, additions to property, plant and equipment totaled $27.7 million in 2001 and $42.6 million in 2000.  The company has recently installed a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products.  This project has been completed for a total cost of $31.0 million.

The company’s liquidity requirements for 2002 are expected to be primarily for principal and interest payments on its outstanding debt and for capital expenditures.  For the year ending December 31, 2002, interest on the company’s senior notes payable semi-annually will be $34.1 million and interest on secured term loans is estimated to be $1.0 million, based on current LIBOR rates.  Principal payments required on these term loans for the next 12 months will be $2.6 million.  The company will balance the level of capital expenditures for the year 2002 against the strength of the economy and anticipates the range of spending to be from $10.0 million in a weak economy to $25.0 million in a more robust economy.

The following table lists our contractual obligations due by period for long-term debt, and operating leases with initial or remaining terms in excess of one year at December 31, 2001 (in  millions):

	2002	2003-2004	2005-2006	Thereafter	Total
Long-term debt	$2.6	$5.5	$104.2	$229.5	$341.8
Operating leases	2.0	1.8	0.5	0.0	4.3
	$4.6	$7.3	$104.7	$229.5	$346.1

The company believes that cash flow from operations, plus existing cash balances and amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital needs in 2002.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Differences from those estimates are recorded in the reporting period during which the difference becomes known.  Estimates are used in accounting for, among other items, facility closures, acquisitions, deferred tax assets, excess and obsolete inventory, allowances for doubtful accounts and long-lived assets.  Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Among those factors affecting the accruals for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities.  Generally, the company bases its estimates on historical patterns of past facility closures, influenced by judgments about current market conditions.

The company accounts for acquisitions under the purchase method which requires the purchase price to be allocated to the assets acquired and liabilities assumed based upon their respective fair values.  For the most significant assets acquired, generally property, plant and equipment, third-party appraisals are obtained to determine the fair value of those assets.

The company is required to estimate income taxes in each of its operational jurisdictions.   This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, for which the company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The company has determined that a valuation allowance is not required based upon its estimate of taxable income by operational jurisdiction and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the estimates are adjusted in future periods, a valuation allowance may be  required which could materially impact financial position and results of operations.

Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Facility closures and the sale of technology are events which trigger such an impairment review.  Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell.  Goodwill impairment as a result of the sale of technology is measured using the market value method.  Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions.  Beginning in 2002, goodwill and other intangibles will be assessed for impairment annually in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), see further discussion of this included within the section entitled “New Accounting Pronouncements”.

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).  SFAS No. 121 will be replaced by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, after its adoption.

The company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.  The company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  If an intangible asset is identified as having an indefinite useful life, the company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the company must perform the second step of the transitional impairment test.  The second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  In the second step, the company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the company’s statement of operations.

As of the date of adoption of SFAS No. 142, the company expects to have unamortized goodwill in the amount of $145,252,000 and unamortized identifiable intangible assets in the amount of $14,918,000, all of which will be subject to the transition provisions of SFAS No. 142.  Amortization expense related to goodwill was $4,037,000, $1,556,000 and $1,564,000 for the years ended December 31, 2001, 2000 and 1999 respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assts (SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The company is required to adopt SFAS No. 144 on January 1, 2002.

Forward-looking Statements

Statements in this report that are not historical are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, fluctuations in our customers’ demand and inventory levels (including the loss of certain major customers or the possibility that customers could choose to bring previously outsourced business in house); the price and availability of raw materials and of competitive materials, which may preclude passing increases on or maintaining prices with customers; changes in environmental and other governmental regulations; changes in terms from lenders; ability to retain key management and to reach agreement on labor issues; or the failure to identify or carry out suitable strategic acquisitions.

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

Item 8.  Financial Statements

The financial statements and supplementary data filed as part of this report begin on page 31, as outlined in Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers

See the section entitled “Executive Officers” in Part I, Item 1 hereof for information regarding the company’s executive officers.

The information required by this item with respect to the company’s directors is presented under the caption entitled “Election of Directors” in the company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company’s Annual Meeting of Shareholders to be held on May 14, 2002 (the “Proxy Statement”), and is incorporated herein by reference.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by this reference.

Item 11.  Executive Compensation and Other Information

The information required by this item is incorporated herein by reference to the information presented under the caption entitled “Executive Compensation and Other Information” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information presented under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information presented under the caption entitled "Certain Transactions" in the Proxy Statement.

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)       Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 31 of this Form 10-K.

Independent Auditors’ Report

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts Reserves

Independent Auditors’ Report

(a)(3)	Index to Exhibits, beginning on

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c)	Exhibits

The exhibits required by this item are listed under Item 14(a)(3)

Independent Auditors’ Report

The Board of Directors and Stockholders

FiberMark, Inc.:

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period then ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Burlington, Vermont

February 1, 2002

FIBERMARK, INC

Consolidated Statements of Operations

Years Ended December 31, 2001, 2000, and 1999

(In thousands, except per share amounts)

	2001	2000	1999

Net sales	$394,321	$355,453	$325,308

Cost of sales	342,888	294,237	263,385

Gross profit	51,433	61,216	61,923

Selling, general and administrative expenses	31,275	25,132	24,088

Facility closure expense (note 12)	25,993	7,972	9,818
Sale of technology (note 2)	(12,336)	(8,422)	—

Income from operations	6,501	36,534	28,017

Other expense, net (note 3)	5,429	1,579	469

Interest expense	27,551	15,236	11,938

Interest income	(425)	(1,769)	(859)

Income (loss) before income taxes and extraordinary item	(26,054)	21,488	16,469

Income tax (benefit) expense (note 9)	(7,937)	8,629	7,486

Income (loss) before extraordinary item	(18,117)	12,859	8,983

Extraordinary item:
Loss on early extinguishment of debt
(net of income tax benefit of $504)	(696)	—	—

Net income (loss)	$(18,813)	$12,859	$8,983

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$(2.64)	$1.88	$1.17
Extraordinary item	(0.10)	—	—
Net income (loss)	$(2.74)	$1.88	$1.17

Diluted earnings (loss) per share	$(2.74)	$1.84	$1.15

Average Basic Shares Outstanding	6,876	6,830	7,659
Average Diluted Shares Outstanding	6,876	6,970	7,843

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

December 31, 2001 and 2000

(In thousands, except per share amounts)

	2001	2000
ASSETS
Current assets:
Cash	$23,266	$11,133
Accounts receivable, net of allowances of $1,423 in 2001, $1,220 in 2000	46,137	44,902
Inventories (note 4)	64,463	72,360
Other	1,535	776
Deferred income taxes (note 9)	2,056	4,950

Total current assets	137,457	134,121

Property, plant and equipment, net (notes 5 and 6)	211,384	194,505
Goodwill, net	145,252	44,948
Other intangible assets, net	14,918	6,778
Deferred income taxes (note 9)	1,621	—
Other long-term assets	1,633	1,843
Other pension assets (note 13)	4,674	4,018

Total assets	$516,939	$386,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt (note 6)	2,590	9,675
Accounts payable	27,067	29,786
Accrued liabilities (note 15)	40,526	15,243
Accrued income taxes payable	369	3,020

Total current liabilities	70,552	57,724

Long-term liabilities:
Revolving credit line (note 6)	94	39,027
Long-term debt, less current portion (note 6)	339,183	143,267
Deferred income taxes (note 9)	—	21,439
Other long-term liabilities (note 13)	26,573	21,808

Total long-term liabilities	365,850	225,541

Total liabilities	436,402	283,265

Commitments and contingencies (note 7)

Stockholders’ equity (notes 8 and 18):
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	—	—
Common stock, par value $.001 per share;
20,000,000 shares authorized
6,907,258 and 6,903,458 shares issued and outstanding in 2001 and 6,830,483 and 6,826,683 shares issued and outstanding in 2000	7	7
Additional paid-in capital	64,954	64,399
Retained earnings	24,063	42,876
Accumulated other comprehensive loss	(8,452)	(4,299)
Less treasury stock, 3,800 shares at cost in 2001 and 2000	(35)	(35)

Total stockholders’ equity	80,537	102,948

Total liabilities and stockholders’ equity	$516,939	$386,213

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000, and 1999

(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(18,813)	$12,859	$8,983

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,223	11,444	9,290
Amortization of deferred gain	—	—	(1,289)
Loss on closure of facilities	27,217	7,972	9,818
Loss on sale of technology	471	—	—
(Gain) loss on sale of property, plant and equipment	(12)	7	(2)
Deferred taxes	(12,543)	4,727	4,643
Changes in operating assets and liabilities:
Accounts receivable	14,058	(4,117)	(8,967)
Inventories	20,851	(15,475)	(6,596)
Other	19	(72)	736
Accounts payable	(8,405)	12,207	1,197
Accrued other current liabilities	14,085	(5,256)	(1,820)
Prepaid expense	—	—	(204)
Other long-term liabilities	(7,765)	223	297
Accrued income taxes payable	(1,244)	335	2,369

Net cash provided by operating activities	45,142	24,854	18,455

Cash flows used for investing activities:
Purchase of life insurance	—	(275)	(806)
Additions to property, plant and equipment	(27,743)	(42,598)	(15,736)
Net proceeds from sale of property, plant and equipment	1,545	2	38
Payments for businesses acquired	(147,842)	—	(22,935)
Increase in other intangible assets	(2,182)	(1,114)	(254)

Net cash used in investing activities	(176,222)	(43,985)	(39,693)

Cash flows from financing activities:
CIT sale/leaseback buyout	—	—	(30,651)
Proceeds from issuance of bank debt	231,937	15,337	20,957
Net proceeds from exercise of stock options	555	—	498
Stock repurchase	—	(35)	(12,654)
Net (repayments) borrowings under revolving credit line	(38,933)	11,059	27,968
Repayment of debt	(41,212)	(7,348)	(3,810)
Debt issuance costs	(8,921)	—	(366)

Net cash provided by financing activities	143,426	19,013	1,942

Effect of exchange rate changes on cash	(213)	(1,215)	(2,042)

Net increase (decrease) in cash	12,133	(1,333)	(21,338)

Cash at beginning of year	11,133	12,466	33,804

Cash at end of year	$23,266	$11,133	$12,466

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2001, 2000 and 1999

(In thousands, except share amounts)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders Equity (Deficit)
Balance at December 31, 1998	7,777,822	$8	$76,554	$21,034	$(33)	$—	$97,563

Exercise of stock options	52,661	—	403	—	—	—	403
Tax benefit of option exercise	—	—	95	—	—	—	95
Purchase of Treasury Stock	(1,000,000)	—	—	—	—	(12,654)	(12,654)
Comprehensive income:
Net income	—	—	—	8,983	—	—	8,983
Minimum pension liability adjustment, net of tax provision of $577	—	—	—	—	843	—	843
Currency translation adjustment	—	—	—	—	(3,456)	—	(3,456)
Total comprehensive income							6,370

Balance at December 31, 1999	6,830,483	8	77,052	30,017	(2,646)	(12,654)	91,777

Purchase of Treasury Stock	(3,800)	—	—	—	—	(35)	(35)
Retirement of Treasury Stock	—	(1)	(12,653)	—	—	12,654	—
Comprehensive income:
Net income	—	—	—	12,859	—	—	12,859
Minimum pension liability adjustment, net of tax provision of $594	—	—	—	—	756	—	756
Currency translation adjustment	—	—	—	—	(2,409)	—	(2,409)
Total comprehensive income							11,206

Balance at December 31, 2000	6,826,683	7	64,399	42,876	(4,299)	(35)	102,948

Exercise of stock options	76,775	—	395	—	—	—	395
Tax benefit of option exercise	—	—	160	—	—	—	160
Purchase of Treasury Stock	—	—	—	—	—	—	—
Retirement of Treasury Stock	—	—	—	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	(18,813)	—	—	(18,813)
Minimum pension liability adjustment, net of tax benefit of $1,514	—	—	—	—	(2,374)	—	(2,374)
Currency translation adjustment	—	—	—	—	(1,779)	—	(1,779)
Total comprehensive loss							(22,966)

Balance at December 31, 2001	6,903,458	$7	$64,954	$24,063	$(8,452)	$(35)	$80,537

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(1)           Description of Business

FiberMark produces specialty fiber-based materials in four operating segments:  German operations and filter media, technical and office products, durable specialties, and decorative specialties.  FiberMark is headquartered in Brattleboro, Vermont, and operates ten facilities located in the eastern and midwestern regions of the United States, three facilities in Germany, and one in the U.K.

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

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the moving weighted average and first-in, first-out cost methods for raw materials and the first-in, first-out (FIFO) method for work in process and finished goods.

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

OTHER INTANGIBLE ASSETS AND GOODWILL

Other intangible assets and goodwill are summarized as follows at December 31, 2001 and 2000 (in thousands):

	2001	2000
Goodwill, net of accumulated amortization of $11,230 in 2001 and $7,051 in 2000 (see note 12)	$145,252	$44,948

Debt issue costs, net of accumulated amortization of $ 3,793 in 2001 and $2,296 in 2000	10,948	3,553
Intangible pension assets (see note 13)	3,165	1,270
Other, net of accumulated amortization of $192 in 2001 and $98 in 2000	805	1,955

Other intangible assets, net	$14,918	$6,778

Goodwill represents the cost in excess of the fair value of the net assets of acquired companies and is amortized on a straight-line basis over thirty years.  The company periodically evaluates the recoverability of goodwill triggered by such factors as business trends and prospects as well as market and economic conditions.  The company measures the amount of impairment, if any, by using the market value method. The significant aspects considered in the assessment, such as interest charges and the discount rate, would be selected based on current market conditions.  See note 12.

Debt issue costs related to the Senior Notes are amortized using the interest method over the life of those notes.  Other debt issue costs are amortized on a straight-line basis over the life of the related debt.

Other intangible assets are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

Amortization expense for other intangibles and goodwill was $5,940,000, $2,514,000, and $2,454,000 in 2001, 2000, and 1999, respectively.

DEFERRED GAIN

The deferred gain incurred in connection with the sale-leaseback transaction was amortized on a straight-line basis over the life of the lease until termination.  See note 7.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are reflected in cost of sales.  The costs amounted to $3.6 million, $2.2 million, and $2.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2001	2000	1999
Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share	$(18,813)	$12,859	$8,983

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	6,875,601	6,829,691	7,659,420

Effect of dilutive securities:
Fixed stock options	*	140,546	183,233

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	6,875,601	6,970,237	7,842,653

Basic earnings (loss) per share	$(2.74)	$1.88	$1.17

Diluted earnings (loss) per share	$(2.74)	$1.84	$1.15

*Due to a loss for the period, zero incremental shares are included because the effect would be anti-dilutive.  Had there been income for the period, 99,412 incremental shares would have been included.

Stock options that could potentially dilute earnings per share in the future of 709,626, 724,454, and 693,681 in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The company follows the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   The company estimates fair value based on historical transactions.  The costs of closing facilities, including the costs associated with disposing of the assets, are reflected as a component of income from operations (see note 12).

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

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

Environmental Matters

Pursuant to environmental laws and regulations, there are currently pending investigations at certain of the company’s plants relating to the release of hazardous substances, materials and/or wastes.  In addition, various predecessors of the company have been named as potentially responsible parties (“PRPs”) by the United States Environmental Protection Agency (“EPA”) for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites.  The company has not received any notification or inquiry from EPA or any other agency concerning these sites.  Management believes that the company will have no material liability in connection with the clean-up of these sites.  However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

Other Matters

The company is involved in various legal proceedings in the ordinary course of business.  Management believes that the outcome of these proceedings will not have a material adverse effect on the company’s financial condition, results of operations or cash flows.

REVENUE RECOGNITION

Net Sales

The company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss, specifically when pervasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and the collectability of the sales price is reasonably assured.

Sale of technology

During the year ended December 31, 2001, the company agreed to sell the balance of its U.S. engine filter media business and certain equipment at its Rochester, Michigan, facility, to Ahlstrom Corp.  Revenues recognized from this sale were $12.5 million, net of expenses.

On September 1, 2000, the company agreed to sell the technology for a portion of the filter media business manufactured at the leased Richmond, Virginia, facility, together with some production equipment to Ahlstrom Corp.  The technology and legal title was transferred to Ahlstrom Corp. on the date of the agreement and the company recognized the revenue from the sale of technology of $8.9 million, net of legal costs of $0.5 million.  In 2001 the company adjusted the sales price by $(0.2) million.

CONCENTRATION RISK

In the U.S. and the U.K., approximately 80% of our hourly employees are union members.  In Germany, all hourly and approximately 70% of the salaried employees are union eligible.  The company’s union employees are covered under various collective bargaining agreements expiring through 2005.  As union membership is voluntary and membership does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on February 28, 2002, at the three German facilities cannot be determined.  Agreements at Brattleboro, Vermont; Johnston, Rhode Island and Bolton, England, expire in 2002 representing approximately 24% of all hourly employees in the company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).  SFAS No. 121 will be replaced by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, after its adoption.

The company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.  Goodwill and intangible assts acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.  The company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  If an intangible asset is identified as having an indefinite useful life, the company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the company must perform the second step of the transitional impairment test.  The second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  In the second step, the company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the company’s statement of operations.

As of the date of adoption of SFAS No. 142, the company expects to have unamortized goodwill in the amount of $145,252,000 and unamortized identifiable intangible assets in the amount of $14,918,000, all of which will be subject to the transition provisions of SFAS No. 142.  Amortization expense related to goodwill was $4,037,000, $1,556,000 and $1,564,000 for the years ended December 31, 2001, 2000 and 1999 respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,(SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The company is required to adopt SFAS No. 144 on January 1, 2002.

(3)           Other Expense, Net

Other expense, net consists of the following for the years ended December 31, 2001, 2000, and 1999 (in thousands):

	2001	2000	1999
Amortization	$5,940	$2,514	$2,454
Other	(511)	(935)	(696)
Deferred Gain	—	—	(1,289)
	$5,429	$1,579	$469

(4)           Inventories

Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000
Raw materials	$20,579	$20,377
Work in process	19,109	19,413
Finished goods	14,962	21,914
Finished goods on consignment	4,800	5,437
Stores inventory	3,250	2,750
Operating supplies	1,763	2,469
Total inventories	$64,463	$72,360

(5)           Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000
Land	$12,470	$14,630
Buildings and improvements	32,624	36,021
Machinery and equipment	189,291	139,070
Construction in progress	9,280	31,020
	243,665	220,741
Less accumulated depreciation and amortization	(32,281)	(26,236)

Net property, plant and equipment	$211,384	$194,505

Depreciation expense was $11,283,000, $8,930,000, and $6,836,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  Interest expense capitalized to property, plant and equipment for the years ended December 31, 2001, 2000 and 1999 was $2,435,000, $1,393,000, and $358,000, respectively.

(6)           Debt

The company’s long-term debt is summarized as follows at December 31, 2001 and 2000 (in thousands):

	2001	2000
Senior notes (1996 notes) - interest at 9.375%, interest payable semi-annually in arrears on April 15 and October 15, unsecured, due October 15, 2006	$100,000	$100,000

Senior notes (2001 notes) - face value $230.0 million, net of unamortized discount of $1.6 million, interest at 10.75%, payable semi-annually in arrears on each April 15 and October 15, unsecured, due April 15, 2011	228,395	—

Bank term loan - interest rates ranging from 5.765% to 7.015% payable semi-annually in arrears on January 12 and July 12, secured by the stock of the Gessner subsidiary, annual principal payments commencing January 12, 1999 through the year 2005, repaid on April 19, 2001	—	22,160

Term loan - interest at 5%, unsecured, interest and principal payable annually in three installments commencing March 31, 1999, repaid on April 19, 2001	—	1,927

Bank term loan - interest rates ranging from 5.40% to 7.10%, payable semi-annually in arrears on March 17 and September 17, secured by the stock of the Lahnstein subsidiary, annual principal payments commencing September 17, 2000 through the year 2005, repaid on April 19, 2001	—	10,839

Bank term loan - interest rate at LIBOR + 1.75%, payable semi-annually in arrears on June 30 and December 30, Gessner capital spending loan secured by the stock of the Gessner subsidiary, annual principal payments commencing December 31, 1999 through the year 2005, repaid on April 19, 2001	—	5,781

Term loan - interest rate at 8.47%, secured by machinery at Warren Glen, NJ facility, interest and principal payable in monthly installments commencing July 27, 2000 through the year 2007	10,878	9,306

Term loan - interest rate at LIBOR + 2%, secured by machinery at Quakertown, PA facility, interest and principal payable in monthly installments commencing November 13, 2000 through the year 2007	2,500	2,929

Total Debt	341,773	152,942

Less Current Portion	(2,590)	(9,675)
Long-Term Portion	$339,183	$143,267

The senior notes (1996 notes) are redeemable at the company’s option in whole or in part, on or after October 15, 2001 at redemption prices ranging from 100% to 104.688% of face value.

The senior notes (2001 notes) are also redeemable at the company’s option in whole or in part, on or after April 15, 2006 at redemption prices ranging from 100% to 105.375% of face value.

Approximately, $24,727,000, $15,196,000, and $11,650,000, of interest was paid during the years ended December 31, 2001, 2000, and 1999, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 and thereafter are as follows (in thousands):

2002	$2,590
2003	2,780
2004	2,695
2005	2,047
2006	102,190
Thereafter	229,471

The company maintains a $50.0 million revolving credit facility with CIT, secured by a lien on substantially all of our accounts receivable and inventory and on the equipment and real estate located at the Brattleboro, Vermont, facility.  The interest rate on the line as of December 31, 2001 is prime plus 0.5% or LIBOR plus 2.0%.  The revolving credit line is subject to a commitment fee payable at the rate of 3/8 of 1% per annum on the daily average unused portion of this line.  This fee is payable on a quarterly basis.  In addition, the company is required to pay an annual Collateral Management Fee of $35,000 in connection with periodic examination, analysis and evaluation of the collateral.  As of December 31, 2001, $0.1 million was outstanding under such credit facility.  There are no balances due under this facility until its final maturity.  On February 1, 2002 the company amended the agreement with CIT to increase the revolving credit facility to $60.0 million and extend the facility until September 30, 2005.  The amended agreement contains certain covenants which require the maintenance of financial ratios.  Compliance with these covenants has been waived until December 31, 2002.  During this grace period there will be an availability block on the $60.0 million revolving credit facility.  At the collateral base level existing at December 31, 2001, the company will be able to borrow approximately $35.0 million.

The foreign subsidiaries do not guarantee any of the domestic debt or revolving credit line.  See note 21 for Consolidating Financial Statements.

(7)           Leases

DEFERRED GAIN AND SALE-LEASEBACK

In April 1994, FiberMark entered into a sale-leaseback agreement with The CIT Group, Inc. (“CIT”).  FiberMark sold CIT $7,813,000 in fixed assets for a purchase price of $25,000,000.  As a result FiberMark recorded a deferred gain of $17,187,000, which was being amortized on a straight-line basis over the life of the ten-year lease.  In 1999 and 1998 the company amortized $1,289,000 and $1,719,000, respectively, of the deferred gain into income.

In connection with the sale-leaseback transaction, CIT leased back the fixed assets to FiberMark utilizing a ten-year operating lease.  The lease requires quarterly payments of $843,000 for the first five years and quarterly payments of $690,000 for the remaining five years of the lease.

In December 1995 FiberMark amended the sale-leaseback agreement whereby FiberMark sold a newly constructed wet end machine (“Kobayashi”) for $10 million.  No gain or loss was recorded on the transaction.  FiberMark received $5.0 million of the purchase price from CIT in December 1995, the remaining $5.0 million was placed in escrow and paid during 1996 when all specifications were met.  CIT leased back the Kobayashi machine to FiberMark using the remaining 8.5 years of the operating lease discussed above.  The amended lease required additional payments including a first quarter payment of $113,000 and quarterly payments of $339,901 for the next 33 quarters.

Rental expense associated with these leases was recognized on a straight-line basis and amounted to $3,320,000 for the year ending December 31, 1999.

On September 30, 1999, the company terminated the sale/leaseback facility with The CIT Group, and repurchased the assets at its Brattleboro facility.  The remaining unamortized balance of the deferred gain, net of the accumulated deferred rent expense ($7,158,000) was offset against the asset purchase price.

OTHER LEASES

The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisitions of Rexam DSI in April 2001, Steinbeis Gessner GmbH in January 1998 and Papierfabrik Lahnstein GmbH in August 1999, and with facilities purchased from CPG in October 1996.

Rental expense was $1,929,000, $1,261,000, and $1,287,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, obligations to make future minimum lease payments under these leases were as follows (in thousands):

Payments to be made in the years ending December 31:
2002	$1,988
2003	1,145
2004	638
2005	436
2006	93

$4,300

(8)           Preferred Stock

At December 31, 2001 and 2000, the company has 2,000,000 shares of preferred stock authorized with none issued.  The company, without stockholder approval, can issue preferred stock with voting, conversion, and other rights.

(9)           Income Taxes

Income (loss) before income taxes and extraordinary item classified by source of income (loss) was as follows (in thousands):

	2001	2000	1999
U.S.	$(42,514)	$5,152	$4,134
Foreign	16,460	16,336	12,335
Income before income taxes and extraordinary item	$(26,054)	$21,488	$16,469

The components of the (benefit) provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999
Current
Federal	$(1,873)	$811	$1,449
State	222	202	406
Foreign	5,670	3,431	1,796
	4,019	4,444	3,651
Deferred
Federal and State	(13,111)	925	(222)
Foreign	1,155	3,260	4,057
	(11,956)	4,185	3,835

Income tax (benefit) provision expense	$(7,937)	$8,629	$7,486

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001, and 2000 are presented below (in thousands):

	December 31, 2001
	Deferred Tax	Deferred Tax
	Assets	Liabilities
Accounts receivable	$321	$—
Inventory	882	—
Property, plant and equipment	-	23,443
Payroll related accruals	11,176	—
Intangible assets	—	1,447
Miscellaneous reserves	338	—
Facility closure	1,512	—
Net operating losses	13,788	—
Charitable contributions	550	—
	$28,567	$24,890

	December 31, 2000
	Deferred Tax	Deferred Tax
	Assets	Liabilities
Accounts receivable	$754	$—
Inventory	912	—
Property, plant and equipment	—	23,544
Payroll related accruals	4,322	—
Intangible assets	—	180
Miscellaneous reserves	587	—
Facility closure	660	—

	$7,235	$23,724

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

A reconciliation of income taxes from continuing operations at the U. S. statutory rate to the effective rate for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
U.S. federal rate	(35.0)%	35.0%	35.0%
State taxes net of federal benefit	(2.6)%	1.2%	1.9%
Foreign rate difference	3.9%	9.6%	9.3%
Effect of German tax reform	—	(5.1)%	—
Other	2.7%	(0.5)%	(0.7)%

Effective tax rate	(31.0)%	40.2%	45.5%

Income taxes paid during 2001, 2000, and 1999 were $3,374,000, $5,007,000, and $2,831,000, respectively.

German tax reform was enacted in October 2000 which reduces the corporate tax rate from 40% in the case of retained profits and 30% in the case of distributed profits to 25% uniformly from January 1, 2001 forward.  The effect of this change in tax law was required to be reported in the fourth quarter of 2000, even though the change was not effective until January 1, 2001.  Deferred tax assets and liabilities at December 31, 2000, were calculated based upon these future lower tax rates, resulting in a $1,106,000 benefit.

In 2001 the net deferred tax expense differs from the change in the net deferred tax assets as a result of the purchase accounting treatment of the DSI acquisition in the amount of $7,083,000 and the tax effect of the minimum pension liability of $1,127,000.

For tax purposes, $33,239,000 of net operating loss carryforwards is available to offset future U.S.

taxable income at December 31, 2001.  The net Federal operating loss carryforwards expire in 2021.

(10)         Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value.  For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.  The fair value of long-term debt is based upon the quoted market price and amounts to $296,028,000 (carrying value of $341,867,000) at December 31, 2001 and $185,469,000 (carrying value of $191,969,000) at December 31, 2000.  Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 2001 and 2000.

(11)         Acquisitions

2001 ACQUISITION

Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140.0 million.  DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products.  This acquisition was financed with the issuance in 2001 of $230.0 million of 10.75% Senior Notes due 2011.  The balance of the Senior Notes (2001 notes) was used to repay existing indebtedness, including German bank debt, and for financing and acquisition fees.  The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million.  The acquisition was accounted for using the purchase method.  Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $108.6 million of cost in excess of net assets acquired, or goodwill, which is being amortized on a straight-line basis over thirty years.  In connection with the acquisition of DSI, there is a plan for the consolidation of some of DSI’s papermaking and converting capacity with existing facilities, enabling the closure of certain acquired facilities.  The acquired facilities to be closed are expected to be shut down by mid-year 2003.  A liability of $5,658,000 was established at acquisition to accrue severance and benefits for employees expected to be terminated.  Any adjustment to the liability upon implementation of the plan will be offset to goodwill.  The 2001 consolidated results include DSI’s results of operations, which includes eight and a half months of consolidated operations.

The following summarizes unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, assumes the DSI acquisition occurred as of the beginning of the periods presented (in thousands, except for share amounts):

	Unaudited 2001	Unaudited 2000
Net sales	$431,778	$490,980
Net income (loss)	(18,017)	11,438
Basic earnings (loss) per share	$(2.62)	$1.67
Diluted earnings (loss) per share	$(2.62)	$1.64

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

1999 ACQUISITION

Effective August 1, 1999, the company acquired Papierfabrik Lahnstein GmbH for a purchase price of $22.1 million.  FiberMark Lahnstein manufactures specialty papers and nonwoven materials.  The operation’s coating substrates are used for wallcoverings, security papers, self-adhesive labels and flooring overlay; printing substrates for graphic arts applications, specialty tags and labels; and disposable nonwovens for medical products and tablecloths.  This acquisition was financed with $6.9 million of cash reserves along with borrowings under a DM 28.5 ($15.2) million bank facility with Bayerische Vereinsbank.  The acquisition was accounted for using the purchase method.  Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The 1999 consolidated results include Lahnstein’s results of operations for five months.

The following summarized unaudited pro forma results of operations for the year ended December 31, 1999, assumes the Lahnstein acquisition occurred as of the beginning of the period presented (in thousands, except per share amounts):

Unaudited 1999
Net sales	$348,384
Net income	9,875
Basic earnings per share	$1.29

The unaudited pro forma results are not necessarily indicative of actual results of operations that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

(12)         Facility Closures

On January 14, 1998 the company closed the Owensboro, Kentucky facility (Technical and Office Products). Closure expenses were adjusted in 1999 by $2.5 million, to reflect a full write off of property, plant, & equipment value.

The company ceased operations at its Beaver Falls, New York, facility (Technical and Office Products) on January 29, 1999. In 2000 and 1999 the company added approximately $0.1 million and $0.1 million, respectively, to previously accrued facility closure expenses to reflect additional severance and benefits for terminated employees. On December 13, 2001 the facility was sold to LTX Corporation. Proceeds net of expenses were $0.2 million. Additionally, the company reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.

On September 1, 2000, the company sold a portion of the technology for the filter media business produced in Richmond, Virginia (Filter Media).  As of December 31, 2000, the company recorded facility closure charges of $8.2 million to recognize severance and benefits for employees to be terminated ($1.3 million), to reflect the write off of property, plant, and equipment ($6.7 million) and to write off deferred charges ($0.3 million).   In addition, facility closure charges were adjusted by $0.3 million, and related proceeds by $0.2 million in 2001.

On August 1, 2001, the company reached a decision to retain operations at the Hughesville, New Jersey, facility (Technical and Office Products) and reversed $7.0 million of facility closure expense previously recorded, $7.2 million in 1999 and a decrease of $0.2 million in 2000.

During the year ended December 31, 2001, the company ceased operations at its Fitchburg, Massachusetts, facility (Technical and Office Products).  Facility closure expenses of $20.7 million were recorded to reflect the write off of property, plant, and equipment ($18.2 million), to recognize severance and benefits for employees to be terminated ($1.7 million), and other contractual obligations ($ 0.8 million). The company has terminated 80 salary and hourly employees.  Results of operations of the facility amounted to a loss of $ 4.0 million for the year ended December 31, 2001.

Also during the year ended December 31, 2001, the company agreed to sell the balance of its U.S. filter media business and certain equipment to Ahlstrom Corp., and cease operations at its Rochester, Michigan, facility (Filter Media).  The company recorded facility closure charges of $12.6 million to reflect the net book value of property, plant & equipment written off ($7.4 million), severance & benefits to be paid to terminated employees ($1.7 million), and the write-off of goodwill ($3.5 million). The company expects to terminate 83 salary and hourly employees.  Results of operations for the year ended December 31, 2001 for this facility were a loss of $1.6 million.

(13) Retirement and Deferred Compensation Plans

QUALIFIED PLANS

The company has several defined contribution plans (salaried and hourly) and defined benefit (hourly) retirement plans.

Multi-employer Plan

The hourly employees at the Lowville, New York, facility are covered by a multi-employer defined benefit plan and under this plan the company contributed $444,000 in 2001.

Defined Contribution Plans

The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%.  Certain foreign subsidiary employees are eligible to participate in similar plans in those countries.  Defined contribution expense for the company was $665,000, $832,000, and $1,022,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Defined Benefit Plan for Hourly Employees

The defined benefit plan is an ERISA and IRS-qualified plan.  Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations.  The company annually contributes at least the minimum amount as required by ERISA.

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2001	2000
APBO at January 1	$30,855	$31,026
Service cost	832	701
Interest cost	2,041	1,960
Actuarial loss (gain)	1,084	(1,263)
Benefits paid	(1,410)	(1,333)
Plan amendments	418	890
Curtailments	(140)	—
Foreign currency impact	(897)	(1,126)

APBO at December 31	$32,783	$30,855

The funded status at December 31 is (in thousands):

	2001	2000
Projected benefit obligation	$(32,783)	$(30,855)
Fair value of plan assets	13,501	15,025
Funded status	(19,282)	(15,830)
Unrecognized net transition obligation	7	10
Unrecognized prior service cost	1,389	1,327
Unrecognized net loss	3,385	336

Accrued pension cost before adjustment for minimum liability	(14,501)	(14,157)
Adjustment to recognize minimum liability	(4,320)	—

Accrued pension cost included in other long-term liabilities	$(18,821)	$(14,157)

Net periodic pension expense included the following components (in thousands):

	2001	2000	1999
Service cost	$842	$698	$753
Interest cost	2,062	1,951	1,744
Return on assets	(1,280)	(996)	(1,417)
Net amortization and deferral:
Unrecognized net transition obligation	3	3	3
Unrecognized prior service cost	127	102	46
Unrecognized loss	—	—	81
Net asset gain (loss) deferred	169	(248)	382
Recognized net loss	—	—	101
Net periodic pension expense	$1,923	$1,510	$1,693

The following table reconciles plan assets (in thousands):

	2001	2000
Fair value of plan assets at beginning of year	$15,025	$13,631
Return on plan assets	(871)	996
Employer contributions	757	1,731
Benefits paid	(1,410)	(1,333)
Fair value of plan assets at end of year	$13,501	$15,025

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2001, and 2000 was 7.5% and 7.75%, respectively.  The expected long-term rate of return on plan assets was 9% in 2001 and 2000.

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

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2001	2000
APBO at January 1	$4,209	$3,425
Service cost	118	143
Interest cost	288	257
Actuarial loss (gain)	(327)	409
Benefits paid	(80)	(25)
APBO at December 31	$4,208	$4,209

The funded status at December 31 is (in thousands):

	2001	2000
Projected benefit obligation	$(4,208)	$(4,209)
Fair value of plan assets	17	1,583
Funded Status	(4,191)	(2,626)
Unrecognized prior service cost	1,769	2,019
Unrecognized net loss	1,800	450

Accrued pension cost before adjustment for minimum liability	(622)	(157)
Adjustment to recognize minimum liability	(2,981)	(2,019)

Accrued pension cost included in other long-term liabilities	$(3,603)	$(2,176)

Net periodic pension expense included the following components (in thousands):

	2001	2000	1999
Service cost	$118	$143	$136
Interest cost	288	258	230
Return on assets	1,566	912	(735)
Net amortization and deferral:
Unrecognized prior service cost	250	250	250
Unrecognized gain	—	(54)	—
Net asset gain (loss) deferred	(1,676)	(1,066)	668
Net periodic pension expense	$546	$443	$549

The following table reconciles plan assets (in thousands):

	2001	2000
Fair value of plan assets at beginning of year	$1,583	$1,895
Return on plan assets	(1,566)	(912)
Employer contributions	80	625
Benefits paid	(80)	(25)
Fair value of plan assets at end of year	$17	$1,583

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2001 and 2000 was 7.50% and 7.75%, respectively.  The expected long-term rate of return on plan assets was 7% in 2001 and 2000.

Deferred Compensation Plan

The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation.  The deferred compensation, together with certain company contributions, earns a guaranteed rate of return.  As of December 31, 2001 and 2000, the company has accrued $4,674,000 and $4,018,000, respectively, for its obligation under the plan included in other long-term liabilities.  The company’s expense, which includes company contributions and interest expense, amounted to $13,000, $33,000, and $28,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts.  Proceeds from the insurance policies are payable to the company upon the death of the participant.  The cash surrender value of the policies, included in other long-term assets, was $4,674,000 and $4,018,000 as of December 31, 2001 and 2000, respectively.

(14)         Post-retirement Benefits Other Than Pensions

The company acquired Custom Papers Group (CPG) in 1996.  The company provides certain health care and life insurance benefits to specific groups of former CPG employees when they retire.  The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65.  The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree’s length of service.  The allowance may be adjusted to reflect annual changes in the Consumer Price Index (“CPI”); however, once the initial allowance has doubled, there will be no further increases.  Salaried employees hired after January 1, 1993 are not eligible to participate in this retiree medical plan.  Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount.  The post-retirement benefit obligations related to employees who retired prior to the acquisition were not assumed by the company and remain the responsibility of prior owners.

The company acquired Rexam DSI in 2001.  The company provides certain health care and life insurance benefits to specific groups of DSI employees when they retire.  The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65.  Salaried employees hired after January 1, 1993 are not eligible for coverage.  Upon satisfying certain eligibility requirements approximately 40% of the hourly employees are eligible upon retirement to receive a medical benefit.  One group of hourly employees continue their active coverage upon retirement with a required monthly contribution.  They become eligible at age 55 with no service requirement.  The other group of hourly employees generally become eligible for medical benefits after reaching age 60 with 10 years of service or age 65 with 5 years of service.  The plan provides for a subsidy increased for cost of living to a maximum cap times years of service.

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2001	2000
APBO at January 1	$1,431	$1,441
Increase due to DSI acquisition	6,920	—
Service cost	156	35
Interest cost	460	106
Actuarial loss (gain)	(650)	(42)
Benefits paid	(299)	(109)
APBO at December 31	$8,018	$1,431

The funded status at December 31 is (in thousands):

	2001	2000
Funded status at December 31	$(8,018)	$(1,431)
Unamortized prior cost	16	20
Unrecognized net actuarial gain	(863)	(240)

Accrued post-retirement benefit cost included in accrued liabilities	$(8,865)	$(1,651)

Net periodic post-retirement benefits cost included the following components (in thousands):

	2001	2000	1999
Service cost	$156	$35	$30
Interest cost on APBO	460	106	93
Prior service cost	3	3	3
Actuarial gain	(28)	(6)	(7)
	$591	$138	$119

The assumed health care cost trend rate used in measuring future benefit costs was 11.0%, gradually declining to 5% by 2007 and remaining at that level thereafter.  A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $8,987,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 2001 of $703,000.  Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $7,177,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $543,000 for the year ended December 31, 2001.  The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% and 7.75% as of December 31, 2001 and 2000, respectively.

(15)         Accrued Liabilities consist of (in thousands):

	2001	2000
Salaries and related benefits	$17,955	$8,107
Interest	7,356	2,029
Facility closure costs	3,925	1,674
Post-retirement benefits	8,865	1,651
Other	2,425	1,782
	$40,526	$15,243

(16)         Supplemental Cash Flow Information

Non-cash disclosures related to the acquisitions:

	2001	1999
Assets acquired	$172,912	$36,046
Liabilities assumed	(25,026)	(12,977)
Cash paid	147,886	23,069
Less cash acquired	(44)	(134)

	$147,842	$22,935

Non-cash investing and financing activities:

During 2001 the company increased its intangible asset related to the hourly defined benefit pension plan in the amount of $1,396,000 and the related long-term liability of $4,320,000.  The company also increased its intangible asset related to the SERP in the amount of $498,000 and increased the related long-term liability in the amount of $1,462,000.  The offset resulted in a minimum pension liability adjustment of $2,374,000, net of tax benefit.

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

(17)         Significant Business Concentrations

	2001	2000	1999
Customer Concentration
Total % sales from top 5 customers	16%	23%	24%

Foreign sales as % of total sales(a)	35%	39%	34%

Europe	29%	33%	27%
Far East	4%	4%	4%
Other (including Latin America)	2%	2%	3%

(a) Excluding Canada

(18)         Stock Option and Bonus Plans

The company has several stock option plans that provide for grants of non-qualified or incentive stock options.  The 1992 Amended and Restated Stock Option Plan (“1992 Plan”) is fully granted at 301,425 shares of common stock to management of the company.  Options granted under the 1992 Plan typically vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

The 1994 Stock Option Plan (“1994 Plan”) is fully granted at 300,000 shares of common stock to selected officers and employees of the company.  Options granted under the Plan vest at a rate of 20% per year commencing on the one year anniversary of the grant date and 1.66% at the end of each month thereafter.  The options are exercisable for a period of ten years from the grant date.

The 1994 Director Stock Option Plan (“Directors’ Plan”) authorizes the grant of up to 225,000 shares of common stock to directors who are not otherwise full-time employees of the company.  The Plan was amended in 1996 to increase the authorized shares from 75,000 to 225,000 shares and to allow for an accelerated vesting schedule not to exceed five years.  Options will vest and become exercisable based upon target levels set for the fair market value of the common stock or in the event of a merger or asset sale.  The options are exercisable for a period of eight years from the date of grant.

The 1997 Stock Option Plan (“1997 Plan”) authorizes the grant of up to 600,000 incentive stock options to selected officers and employees of the company.  Options granted under the 1997 Plan vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

The 1998 Stock Option Plan (“1998 Plan”) authorizes the grant of up to 200,000 stock options to non-employee Directors.  The 1998 Plan contains two types of option grants:  (1) a base grant of an option for 7,500 shares which vests at a rate of 20% for each year of board service and  (2) a performance grant of an option for 15,000 shares which has accelerated vesting if the stock of the company reaches certain price levels for 20 consecutive trading days and ultimately vests after eight years of service on the Board of Directors.

The following table sets forth the stock option transactions for the three years ended December 31, 2001:

		Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 1998		1,151,384	$13.77

1999:	Granted	196,500	13.75
	Exercised	(52,661)	7.67
	Forfeited	(126,828)	14.83

Outstanding, December 31, 1999		1,168,395	13.93

2000:	Granted	14,500	10.88
	Forfeited	(25,100)	16.83

Outstanding, December 31, 2000		1,157,795	12.60

2001:	Granted	59,500	9.99
	Exercised	(76,775)	5.15
	Forfeited	(56,000)	15.17

Outstanding, December 31, 2001		1,084,520	$12.85

At December 31, 2001 and 2000 the number of options exercisable was 731,120 and 712,659, respectively, and the weighted average exercise price of those options was $11.66 and $10.38, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$3.33	162,768	0.6	$3.33	162,768	$3.33
6.00 to 7.83	74,050	3.1	7.06	74,050	7.06
9.00 to 10.88	181,150	6.5	9.59	109,150	9.23
13.38 to 13.75	386,552	6.6	13.58	237,652	13.54
19.44 to 25.63	280,000	6.0	21.00	147,500	21.92

	1,084,520			731,120

The company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).  Accordingly, no compensation cost has been recognized for stock options granted under the plans during 2001, 2000, and 1999 as the options were all granted at exercise prices that equaled the market value at the date of the grant.  Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant date for awards during 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	2001	2000	1999

Net income (loss), as reported	$(18,813)	$12,859	$8,983
Net income (loss), pro forma	(20,516)	10,963	7,265

Basic earnings (loss) per share, as reported	$(2.74)	$1.88	$1.17
Basic earnings (loss) per share, pro forma	(2.98)	1.61	0.95

Diluted earnings (loss) per share, as reported	$(2.74)	$1.84	$1.15
Diluted earnings (loss) per share, pro forma	(2.98)	1.57	0.93

Pro forma amounts reflect only options granted after 1994.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 65%, 39%, and 33%; and expected lives per the plan agreements.

The Executive Bonus Plan provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share.  The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase.  The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders.  The Executive Bonus Plan is subject to annual review by the Committee.  Expense recorded under the plan amounted to $1,240,000, and $1,723,000 in 2000 and 1999, respectively.  No expense was recorded in 2001.

(19)         Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2001, 2000, and 1999 (in thousands, except per share data).

2001(a)	March 31	June 30(1)	Sept 30	Dec 31
Net sales	$90,344	$102,081	$100,858	$101,038
Gross profit	13,740	16,854	12,098	8,741
Net income (loss)	2,858	(8,377)	(5,832)	(7,462)

Basic earnings (loss) per share	0.42	(1.22)	(0.84)	(1.08)
Diluted earnings (loss) per share	0.41	(1.22)	(0.84)	(1.08)

2000	March 31	June 30	Sept 30	Dec 31
Net sales	$95,088	$91,388	$84,458	$84,519
Gross profit	18,098	17,452	13,790	11,876
Net income	4,048	3,846	2,561	2,404

Basic earnings (loss) per share	0.59	0.56	0.37	0.35
Diluted earnings (loss) per share	0.58	0.55	0.37	0.35

1999(b)	March 31	June 30	Sept 30(2)	Dec 31
Net sales	$75,906	$75,982	$81,866	$91,554
Gross profit	15,276	15,599	13,831	17,217
Net income (loss)	4,054	4,210	(1,533)	2,252

Basic earnings (loss) per share	0.52	0.54	(0.20)	0.30
Diluted earnings (loss) per share	0.51	0.53	(0.20)	0.30

(a) On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million.  The net income decrease in the third and fourth quarters reflects the economic downturn and trial production expenses related to our consolidation program.

(b) Effective August 1, 1999, the company acquired Lahnstein Papierfabrik GmbH at a purchase price of approximately $22.0 million.

(1) During the second quarter of 2001, the company ceased operations at its Fitchburg, Massachusetts, facility and recorded facility closure expenses of $20.7 million.  The company also agreed to sell certain technology to Ahlstrom Corp. and ceased operations at its Rochester, Michigan, facility and recorded $12.6 million of facility closure expenses and proceeds of $12.5 million.

(2)     On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and had planned to consolidate operations from the neighboring Hughesville, New Jersey, mill. The book value of the mill had been written down by $7.2 million accordingly.  Additionally, the company incurred closure expenses for its previously closed Beaver Falls and Owensboro facilities of $0.1 million and $2.5 million respectively.

Note:  Equivalent shares of common stock have not been included in quarters with net losses as their effect would be anti-dilutive.

(20)   Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services and geographic areas.

The company’s reportable operating segments include:  technical and office products, durable specialties, decorative specialties, and German operations and filter media.  Each operating segment consists of facilities with common management, with significant marketing and manufacturing overlap.

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

The decorative specialties segment produces latex-saturated decorative coverings.  FiberMark DSI represents decorative specialties.

The following table details sales and selected financial data by operating segment (in thousands).  Inter-segment sales are accounted for as if the sales were to third parties.

The following table categorizes net sales in each market segment into the appropriate operating segment (in thousands):

	Operating Segment
	German Operations and Filter Media	Technical & Office Products	Durable Specialties	Decorative Specialties	Other	Total
12 months ended December 31, 2001
Net sales
Market Segment
Filter Media	$87,013	$4,792	$—	$—	$—	$91,805
Technical Specialties	48,593	43,919	—	—	—	92,512
Durable Specialties	26,109	—	56,310	—	—	82,419
Office Products	—	44,535	—	—	—	44,535
Decorative Specialties	—	—	—	83,050	—	83,050
Total	$161,715	$93,246	$56,310	$83,050	$—	$394,321

12 months ended December 31, 2000
Net sales
Market Segment
Filter Media	$98,390	$5,325	$—	$—	$—	$103,715
Technical Specialties	46,980	54,836	—	—	—	101,816
Durable Specialties	28,291	—	71,259	—	—	99,550
Office Products	—	50,372	—	—	—	50,372
Decorative Specialties	—	—	—	—	—	—
Total	$173,661	$110,533	$71,259	$—	$—	$355,453

12 months ended December 31, 1999
Net sales
Market Segment
Filter Media	$95,231	$5,237	$—	$—	$—	$100,468
Technical Specialties	22,448	58,019	—	—	—	80,467
Durable Specialties	24,846	—	65,382	—	—	90,228
Office Products	—	54,145	—	—	—	54,145
Decorative Specialties	—	—	—	—	—	—
Total	$142,525	$117,401	$65,382	$—	$—	$325,308

	Operating Segment
	German Operations and Filter Media	Technical and Office Products	Durable Specialties	Decorative Specialties	Other		Total

12 months ended December 31, 2001
Net sales	$161,715	$93,246	$56,310	$83,050	$—		$394,321
Inter-segment net sales	57	10,096	1,301	4,007	(15,461)		—

Total net sales	$161,772	$103,342	$57,611	$87,057	$(15,461)		$394,321

EBIT	$17,103	$(22,666)	$6,280	$14,012	$(13,657	)(1)	$1,072

Depreciation & Amortization	$4,381	$5,327	$2,672	$4,843	$—		$17,223

Total Assets	$120,810	$131,663	$32,895	$68,290	$163,281	(4)	$516,939

12 months ended December 31, 2000
Net sales	$173,661	$110,533	$71,259	$—	$—		$355,453
Inter-segment net sales	238	4,556	—	—	(4,794)		—

Total net sales	$173,899	$115,089	$71,259	$—	$(4,794)		$355,453

EBIT	$19,984	$3,428	$11,093	$—	$450	(2)	$34,955

Depreciation & Amortization	$3,914	$5,122	$2,408	$—	$—		$11,444

Total Assets	$149,582	$147,394	$32,738	$—	$56,499	(4)	$386,213

12 months ended December 31, 1999
Net sales	$142,525	$117,401	$65,382	$—	$—		$325,308
Inter-segment net sales	320	3,566	120	—	(4,006)		—
Total net sales	$142,845	$120,967	$65,502	$—	$(4,006)		$325,308

EBIT	$17,030	$11,876	$9,477	$—	$(10,835	)(3)	$27,548

Depreciation & Amortization	$2,979	$3,921	$2,390	$—	$—		$9,290

Total assets	$144,107	$121,587	$31,175	$—	$50,077	(4)	$346,946

(1) 2001 Other Includes	Facility Closure (Filter Media and Technical & Office Products Segment)	$(25,993)
	Sale of Technology (Filter Media Segment)	12,336
		$(13,657)

(2) 2000 Other Includes	Facility Closure (Filter Media and Technical & Office Products Segment)	$(7,972)
	Sale of Technology (Filter Media Segment)	8,422
		$450

(3) 1999 Other Includes	Sale/Leaseback Buyout (Technical & Office Products Segment )	$(1,017)
	Facility Closure (Technical & Office Products Segment)	(9,818)
		$(10,835)

(4) Corporate assets not allocated to operating segments.

Information concerning principal geographic areas is as follows (in thousands):

	2001	2000	1999
Net sales(a)
North America	$256,309	$216,826	$214,703
Europe	114,353	117,299	87,833
Far East	15,773	14,218	13,013
Other	7,886	7,110	9,759

Total	$394,321	$355,453	$325,308

(a)         Revenues are attributed to countries based on product shipment destination

	2001	2000
Property, plant and equipment, net

North America	$147,830	$129,177
Europe	63,554	65,328

Total	$211,384	$194,505

	2001	2000
Net assets

North America	$29,651	$80,643
Europe	50,886	22,305

Total	$80,537	$102,948

(21)   Consolidating Financial Statements

Below are consolidating balance sheets, statements of operations and statements of cash flows for FiberMark, Inc.

as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 (in thousands).

CONSOLIDATING BALANCE SHEETS

	December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$3,352	$19,914	$—	$23,266
Accounts receivable, net	26,895	19,599	(357)	46,137
Inventories	47,802	16,661	—	64,463
Other	1,407	128	—	1,535
Deferred income taxes	2,781	(725)	—	2,056

Total current assets	82,237	55,577	(357)	137,457

Property, plant and equipment, net	147,830	63,554	—	211,384
Goodwill, net	140,912	4,340	—	145,252
Intercompany note receivable	34,481	—	(34,481)	—
Investment in foreign subsidiaries	48,131	—	(48,131)	—
Other intangible assets, net	14,113	805	—	14,918
Deferred income taxes	11,707	(10,086)	—	1,621
Other long-term assets	513	1,120	—	1,633
Other pension assets	4,674	—	—	4,674

Total assets	$484,598	$115,310	$(82,969)	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	2,590	—	—	2,590
Accounts payable	17,480	9,749	(162)	27,067
Accrued liabilities	36,638	3,888	—	40,526
Accrued income taxes payable	(2,248)	2,617	—	369

Total current liabilities	54,460	16,254	(162)	70,552

Long-term liabilities:
Revolving credit line	94	—	—	94
Long-term debt, less current portion	339,183	—	—	339,183
Intercompany notes payable	—	31,921	(31,921)	—
Other long-term liabilities	10,324	16,249	—	26,573

Total long-term liabilities	349,601	48,170	(31,921)	365,850

Total liabilities	404,061	64,424	(32,083)	436,402

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	7	23	(23)	7
Additional paid-in capital	64,954	24,803	(24,803)	64,954
Retained earnings	24,063	29,097	(29,097)	24,063
Accumulated other comprehensive loss	(8,452)	(3,037)	3,037	(8,452)
Less treasury stock	(35)	—	—	(35)

Total stockholders’ equity	80,537	50,886	(50,886)	80,537

Total liabilities and stockholders’ equity	$484,598	$115,310	$(82,969)	$516,939

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$258,522	$135,799	$—	$394,321

Cost of sales	233,623	109,265	—	342,888

Gross profit	24,899	26,534	—	51,433

Selling, general and administrative expenses	23,041	8,234	—	31,275
Facility closure expense	25,993	—	—	25,993
Sale of technology	(12,336)	—	—	(12,336)

Income from operations	(11,799)	18,300	—	6,501

Other expense, net	5,386	43	—	5,429
Equity in subsidiary income	(8,419)	—	8,419	—
Interest expense	26,855	2,742	(2,046)	27,551
Interest income	2,046	(425)	(2,046)	(425)

Income (loss) before income taxes and extraordinary item	(37,667)	15,940	(4,327)	(26,054)

Income tax (benefit) expense	(14,762)	6,825	—	(7,937)

Income (loss) before extraordinary item	(22,905)	9,115	(4,327)	(18,117)

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit of $504)	—	(696)	—	(696)

Net income (loss)	$(22,905)	$8,419	$(4,327)	$(18,813)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Cash flows from operating activities:
Net income	$(18,813)	$8,419	$(8,419)	$(18,813)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,729	3,494	—	17,223
Equity in subsidiary income	(8,419)	—	8,419	—
Loss on closure of facility	27,217	—	—	27,217
Sale of technology	471	—	—	471
Gain on sale of property, plant and equipment	(12)	—	—	(12)
Deferred taxes	(14,237)	1,694	—	(12,543)
Changes in operating assets and liabilities:
Accounts receivable	17,889	(3,831)	—	14,058
Inventories	16,791	4,060	—	20,851
Other	(20)	39	—	19
Accounts payable	(8,006)	(399)	—	(8,405)
Accrued pension and other liabilities	14,400	(315)	—	14,085
Intercompany accounts, net	(38,548)	17	38,531	—
Other long-term liabilities	(8,548)	783	—	(7,765)
Accrued income taxes payable	(1,367)	123	—	(1,244)
Net cash provided by (used in) operating activities	(7,473)	14,084	38,531	45,142

Cash flows from investing activities:
Additions to property, plant and equipment	(22,994)	(4,749)	—	(27,743)
Investment in subsidiary	—	(11)	11	—
Net proceeds from sale of property, plant and equipment	1,545	—	—	1,545
Payments for acquisitions	(147,842)	—	—	(147,842)
Increase in other intangible assets	(2,100)	(82)	—	(2,182)
Net cash provided by (used in) investing activities	(171,391)	(4,842)	11	(176,222)

Cash flows from financing activities:
Proceeds from issuance of bank debt	231,937	—	—	231,937
Repayment of debt	(2,519)	(38,693)	—	(41,212)
Net borrowings under revolving credit line	(38,933)	—	—	(38,933)
Stock repurchase	555	—	—	555
Net borrowings under intercompany notes	—	16,798	(16,798)	—
Capital reserve	—	22,129	(22,129)	—
Debt issuance costs	(8,921)	—	—	(8,921)
Net cash provided by (used in) financing activities	182,119	234	(38,927)	143,426

Effect of exchange rate changes on cash	97	(695)	385	(213)

Net increase in cash	3,352	8,781	—	12,133

Cash at beginning of year	—	11,133	—	11,133

Cash at end of year	$3,352	$19,914	$—	$23,266

CONSOLIDATING BALANCE SHEETS

	December 31, 2000
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$—	$11,133	$—	$11,133
Accounts receivable, net	28,541	16,718	(357)	44,902
Inventories	50,459	21,901	—	72,360
Other	598	178	—	776
Deferred income taxes	5,042	(92)	—	4,950

Total current assets	84,640	49,838	(357)	134,121

Property, plant and equipment, net	129,177	65,328	—	194,505
Goodwill, net	40,175	4,773	—	44,948
Intercompany note receivable	18,140	—	(18,140)	—
Investment in foreign subsidiaries	19,915	—	(19,915)	—
Other intangible assets, net	5,586	1,192	—	6,778
Other long-term assets	670	1,173	—	1,843
Other pension assets	4,018	—	—	4,018

Total assets	$302,321	$122,304	$(38,412)	$386,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	1,485	8,190	—	9,675
Accounts payable	19,058	10,836	(108)	29,786
Accrued liabilities	10,797	4,446	—	15,243
Accrued income taxes payable	379	2,641	—	3,020

Total current liabilities	31,719	26,113	(108)	57,724

Long-term liabilities:
Revolving credit line	39,027	—	—	39,027
Long-term debt, less current portion	110,749	32,518	—	143,267
Intercompany notes payable	—	15,999	(15,999)	—
Deferred income taxes	11,874	9,565	—	21,439
Other long-term liabilities	6,004	15,804	—	21,808

Total long-term liabilities	167,654	73,886	(15,999)	225,541

Total liabilities	199,373	99,999	(16,107)	283,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	7	55	(55)	7
Additional paid-in capital	64,399	3,383	(3,383)	64,399
Retained earnings	42,876	20,678	(20,678)	42,876
Accumulated other comprehensive loss	(4,299)	(1,811)	1,811	(4,299)
Less treasury stock	(35)	—	—	(35)

Total stockholders’ equity	102,948	22,305	(22,305)	102,948

Total liabilities and stockholders’ equity	$302,321	$122,304	$(38,412)	$386,213

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2000
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$220,785	$134,668	$—	$355,453

Cost of sales	187,689	106,548	—	294,237

Gross profit	33,096	28,120	—	61,216

Selling, general and administrative expenses	16,612	8,520	—	25,132
Facility closure expense	7,972	—	—	7,972
Sale of technology	(8,422)	—	—	(8,422)

Income from operations	16,934	19,600	—	36,534

Other expense (income), net	1,759	(180)	—	1,579
Equity in subsidiary income	(9,645)	—	9,645	—
Interest expense	12,655	3,813	(1,232)	15,236
Interest income	(2,632)	(369)	1,232	(1,769)

Income before income taxes	14,797	16,336	(9,645)	21,488

Income tax expense	1,938	6,691	—	8,629

Net income	$12,859	$9,645	$(9,645)	$12,859

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2000
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Cash flows from operating activities:
Net income	$12,859	$9,645	$(9,645)	$12,859

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,800	2,644	—	11,444
Equity in subsidiary income	(9,645)	—	9,645	—
Loss on closure of facility	7,972	—	—	7,972
Loss on sale of property, plant and equipment	7	—	—	7
Deferred taxes	1,099	3,628	—	4,727
Changes in operating assets and liabilities:
Accounts receivable	(3,179)	(938)	—	(4,117)
Inventories	(10,087)	(5,388)	—	(15,475)
Other	(80)	8	—	(72)
Accounts payable	8,240	3,967	—	12,207
Accrued pension and other liabilities	(2,237)	(3,019)	—	(5,256)
Intercompany accounts, net	(1,095)	12	1,083	—
Other long-term liabilities	533	(310)	—	223
Accrued income taxes payable	(271)	606	—	335
Net cash provided by operating activities	12,916	10,855	1,083	24,854

Cash flows from investing activities:
Purchase of life insurance	(275)	—	—	(275)
Additions to property, plant and equipment	(34,239)	(8,359)	—	(42,598)
Investment in subsidiary	—	(10)	10	—
Net proceeds from sale of property, plant and equipment	2	—	—	2
Increase in other intangible assets	(834)	(280)	—	(1,114)
Net cash used in investing activities	(35,346)	(8,649)	10	(43,985)

Cash flows from financing activities:
Proceeds from issuance of bank debt	12,979	2,358	—	15,337
Stock repurchase	(35)	—	—	(35)
Net borrowings under revolving credit line	11,059	—	—	11,059
Repayment of debt	(745)	(6,603)	—	(7,348)
Net borrowings under intercompany notes	—	927	(927)	—
Capital reserve	—	(49)	49	—
Net cash provided by (used in) financing activities	23,258	(3,367)	(878)	19,013

Effect of exchange rate changes on cash	—	(1,000)	(215)	(1,215)

Net increase (decrease) in cash	828	(2,161)	—	(1,333)

Cash at beginning of year	(828)	13,294	—	12,466

Cash at end of year	$—	$11,133	$—	$11,133

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 1999
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$220,276	$105,032	$—	$325,308

Cost of sales	181,149	82,236	—	263,385

Gross profit	39,127	22,796	—	61,923

Selling, general and administrative expenses	16,768	7,320	—	24,088
Facility closure expense	9,818	—	—	9,818

Income from operations	12,541	15,476	—	28,017

Other expense (income), net	543	(74)	—	469
Equity in subsidiary income	(6,482)	—	6,482	—
Interest expense	9,528	3,380	(970)	11,938
Interest income	(1,664)	(165)	970	(859)

Income before income taxes	10,616	12,335	(6,482)	16,469

Income tax expense	1,633	5,853	—	7,486

Net income	$8,983	$6,482	$(6,482)	$8,983

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 1999
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Cash flows from operating activities:
Net income	$8,983	$6,482	$(6,482)	$8,983

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,464	1,826	—	9,290
Amortization of deferred gain	(1,289)	—	—	(1,289)
Equity in subsidiary income	(6,482)	—	6,482	—
Loss on closure of facility	9,818	—	—	9,818
Loss on sale of property, plant and equipment	—	(2)	—	(2)
Deferred taxes	164	4,479	—	4,643
Changes in operating assets and liabilities:
Accounts receivable	(3,688)	(5,279)	—	(8,967)
Inventories	(2,412)	(4,184)	—	(6,596)
Other	102	634	—	736
Accounts payable	408	789	—	1,197
Accrued pension and other liabilities	(4,769)	2,949	—	(1,820)
Prepaid expense	(204)	—	—	(204)
Intercompany accounts, net	(121)	(229)	350	—
Other long-term liabilities	115	182	—	297
Accrued income taxes payable	650	1,719	—	2,369
Net cash provided by operating activities	8,739	9,366	350	18,455

Cash flows from investing activities:
Purchase of life insurance	(806)	—	—	(806)
Additions to property, plant and equipment	(11,177)	(4,559)	—	(15,736
Investment in subsidiary	—	(13)	13	—
Net proceeds from sale of property, plant and equipment	—	38	—	38
Payments for business acquired	—	(22,935)	—	(22,935)
Increase in other intangible assets	(76)	(178)	—	(254)
Net cash used in investing activities	(12,059)	(27,647)	13	(39,693)

Cash flows from financing activities:
CIT sale/leaseback buyout	(30,651)	—	—	(30,651)
Proceeds from issuance of bank debt	—	20,957	—	20,957
Net proceeds from exercise of stock options	498	—	—	498
Stock repurchase	(12,654)	—	—	(12,654)
Net borrowings under revolving credit line	27,968	—	—	27,968
Repayment of debt	—	(3,810)	—	(3,810)
Net borrowings under intercompany notes	(6,083)	6,169	(86)	—
Debt issuance costs	(211)	(155)	—	(366)
Capital reserve	—	(57)	57	—
Net cash provided by (used in) financing activities	(21,133)	23,104	(29)	1,942

Effect of exchange rate changes on cash	—	(1,708)	(334)	(2,042)

Net increase (decrease) in cash	(24,453)	3,115	—	(21,338)

Cash at beginning of year	23,625	10,179	—	33,804

Cash at end of year	$(828)	$13,294	$—	$12,466

FIBERMARK, INC.

Schedule II — Valuation and Qualifying Accounts and Reserves

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2001 Allowances for possible losses on accounts receivable	$1,220	$1,025	$822	$1,423

Year Ended December 31, 2000 Allowances for possible losses on accounts receivable	$1,023	$594	$397	$1,220

Year Ended December 31, 1999 Allowances for possible losses on accounts receivable	$626	$694	$297	$1,023

Independent Auditors’ Report

The Board of Directors and Stockholders

FiberMark, Inc.:

Under date of February 1, 2002, we reported on the consolidated balance sheets of FiberMark, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Burlington, Vermont

February 1, 2002

Item 14(a) (3) Exhibits

Number	Description
2.1(10)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH (“Steinbeis”), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(10)	Acquisition Agreement dated September 15, 1999 by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(14)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(10)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(1)	Restated By-laws
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(1)	Specimen stock certificate
4.3(9)	Indenture dated as of October 15, 1996 (the “1996 Indenture”) among the company, CPG Co., Specialty Paperboard/Endura, Inc. (“Endura”) and the Wilmington Trust Company (“Wilmington”)
4.4(9)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(9)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(15)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(15)	Indenture dated as of April 18, 2001, (the “2001 Indenture”) among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(15)	Specimen Certificate of 10 3/4% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(15)	Specimen Certificate of 10 3/4% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(15)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(15)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
10.1(5)	Lease Agreement dated April 29, 1994, between CIT Group/Equipment Financing Inc. (“CIT/Financing”) and the company
10.2(5)	Grant of Security Interest in Patents, Trademarks and Leases dated April 29, 1994, between the company and CIT/Financing
10.3(5)	Bill of Sale dated April 29, 1994, to CIT/Financing
10.4(1)(3)	Form of Indemnity Agreement entered into between the company and its directors and executive officers
10.5(1)(3)	The company’s 1992 Amended and Restated Stock Option Plan and related form of Option Agreement
10.6(1)	Paper Procurement Agreement, between the company and Acco-U.S.A
10.7(1)	Energy Service Agreement (Latex mill), dated as of November 19, 1992, between Kamine and the company

10.8(2)	Amendment No. 1 to the Energy Service Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the company
10.9(1)	Energy Service Agreement (Lewis mill), dated as of November 19, 1992, between Kamine and the company
10.10(2)	Amendment No. 1 to the Energy Service Agreement (Lewis mill), dated as of May 7, 1993, between Kamine and the company
10.11(1)	Restated Ground Lease, dated as of November 19, 1992, between Kamine and the company
10.12(1)	Beaver Falls Cogeneration Buyout Agreement, dated as of November 20, 1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the company
10.13(2)	Consent and Agreement (Energy Services Agreement), dated as of May 7, 1993, by the company
10.14(2)	First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the company
10.15(2)	Memorandum of Lease, dated as of May 7, 1993, between Kamine and the company
10.16(7)(3)	The company’s 1994 Stock Option Plan and related forms of Option Agreements
10.17(7)(3)	The company’s 1994 Directors Stock Option Plan and related form of Option Agreement
10.18(9)(3)	Amendment to the company’s 1994 Directors Stock Option Plan
10.19(4)(3)	The company’s Executive Bonus Plan
10.20(9)	Deed of Lease between James River Paper Company, Inc. and CPG-Virginia Inc. dated as of October 31, 1993
10.21(9)	Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1, 1988
10.22(9)	Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. (“Custom Papers Group”)
10.23(9)	Master Lease Agreement dated January 1, 1994, between Meridian Leasing Corp. and Custom Papers Group
10.24(9)	Master Equipment Lease Agreement dated February 3, 1995, between Siemens Credit Corp. and CPG Holdings Inc.
10.25 (6)

Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R. Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha (collectively, the “Sellers”), the company, Specialty Paperboard (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki Kaisha (collectively the “Buyers”), dated May 10, 1994

10.26 (11)	Loan Agreement dated as of November 24, 1997, between Steinbeis and Gessner
10.27 (11)	Expansion Land Option and Preemption Right Agreement dated as of November 13, 1997, between Steinbeis and Gessner
10.28 (12)	Third Amended and Restated Financing Agreement & Guaranty
10.29 (12)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark Office Products, LLC and CIT Group/Equipment Financing, Inc.
10.30 (12)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark, Inc. FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products
10.31 (12)	Loan Agreement dated as of January 7, 1988, between Zetaphoenicis Beteiligungs GmbH and Bayerische Vereinsbank AG (“Bayerische”)
10.32 (12)	Working Credit Facility dated as of January 13, 1998 between Gessner and Bayerische

10.33 (12)	Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische
10.34 (13)	1998 Amended and Restated Non-Employee Directors Stock Option Plan
10.35 (13)	Loan Agreement dated September 15, 1999 between FiberMark GmbH (the “Borrower”) and Bayerische Hypo— und Vereinsbank Aktiengesellschaft (Lender)
10.36 (13)	Loan Amendment Agreement dated September 15, 1999 between FiberMark GmbH (the “Borrower”) and Bayerische Hypo— und Vereinsbank Aktiengesellschaft (Lender)
10.37 (13)	Share Pledge Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo— und Vereinsbank AG (the “Pledgee”)
10.38 (13)	Pledge Amendment Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo— und Vereinsbank AG (the “Pledgee”)
10.39 (13)

Third Amended and Restated Financing Agreement and Guaranty dated September 30, 1999 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc. and FiberMark Office Products, LLC (as “Borrowers and Guarantors”) and The CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc. (as “Lenders”)

10.40 (13)

Termination and Release Agreement among FiberMark Office Products, LLC; FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc., and The CIT Group/Equipment Financing, Inc.

10.41 (16)	Asset Purchase Agreement dated August 18, 2000, between Ahlstrom Engine Filtration, LLC (the “Purchaser”), and FiberMark, Inc. (the “Seller”)
21	List of FiberMark subsidiaries
23.1	Consent of KPMG LLP

Notes to Exhibits

(1)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S–1 (No. 33–47954), as amended, which became effective March 10, 1993.

(2)	Incorporated by reference to exhibits filed with the company’s report on Form 10–Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S–K.

(4)	Incorporated by reference to exhibits filed with the company’s report on Form 10–K for the year ended December 31, 1993 (No. 0–20231).

(5)	Incorporated by reference to exhibits filed with the company’s report on Form 10–Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6)	Incorporated by reference to exhibits filed with the company’s report on Form 8–K, filed July 14, 1994.

(7)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S–8 filed, July 18, 1994.

(8)	Incorporated by reference to exhibits filed with the company’s report on Form 10–K for the year ended December 31, 1994 (No. 0–20231).

(9)	Incorporated by reference to exhibits filed with the company’s report on Form 10–K for the year ended December 31, 1996, filed April 1, 1997.

(10)	Previously filed.

(11)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form
S-3, filed December 15, 1997.

(12)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(13)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(14)	Incorporated by reference to exhibits filed with the company’s report on Form 8K filed March 26, 2001.

(15)	Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(16)	Incorporated by reference to exhibits filed with the company's report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

FIBERMARK, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 21st day of March 2002.

FiberMark, Inc.
By	/S/ ALEX KWADER
Alex Kwader
Chairman of the Board and
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

Signature	Title	Date
/S/ Alex Kwader	Chairman of the Board and Chief Executive Officer	March 21, 2002
Alex Kwader

/S/ Duncan Middleton	President and Director	March 21, 2002
Duncan Middleton

/S/ K. Peter Norrie	Director	March 21, 2002
K. Peter Norrie

/S/ Brian C. Kerester	Director	March 21, 2002
Brian C. Kerester

/S/ Marion A. Keyes, IV	Director	March 21, 2002
Marion A. Keyes, IV

/S/ Glenn S. McKenzie	Director	March 21, 2002
Glenn S. McKenzie

/S/ Jon H. Miller	Director	March 21, 2002
Jon H. Miller

/S/ Elmar B. Schulte	Director	March 21, 2002
Elmar B. Schulte

/S/ Edward P. Swain, Jr.	Director	March 21, 2002
Edward P. Swain, Jr.

/S/ BRUCE MOORE	Vice President and	March 21, 2002
Bruce Moore	Chief Financial Officer