Form 10-Q
period 2002-03-31
FIBERMARK INC
filed 2002-05-15
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

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

Yes   ☒                                                No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding

Common Stock	March 31, 2002
$.001 par value	6,903,458

FIBERMARK, INC.

FIBERMARK, INC.

Consolidated Statements of Income

Three Months Ended March 31, 2002 and 2001

(In thousands, except per share amounts)

Unaudited

	2002	2001

Net sales	$97,158	$90,344

Cost of sales	78,552	76,604

Gross profit	18,606	13,740

Selling, general and administrative expenses	8,917	5,393

Income from operations	9,689	8,347

Other expense, net	411	396

Interest expense	8,562	3,225

Income before income taxes	716	4,726

Income tax expense	322	1,868

Net income	$394	$2,858

Basic earnings per share	$0.06	$0.42

Diluted earnings per share	$0.06	$0.41

Average Basic Shares Outstanding	6,903	6,834
Average Diluted Shares Outstanding	6,947	6,944

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	Unaudited March 31, 2002	Audited December 31, 2001
ASSETS
Current assets:
Cash	$25,617	$23,266
Accounts receivable, net of allowances	50,029	46,137
Inventories	63,243	64,463
Other	1,609	1,535
Deferred income taxes	2,071	2,056

Total current assets	142,569	137,457

Property, plant and equipment, net	210,438	211,384
Goodwill, net	145,164	145,252
Other intangible assets, net	11,357	11,753
Deferred income taxes	1,824	1,621
Other long-term assets	1,603	1,633
Other pension assets	7,839	7,839

Total assets	$520,794	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	2,441	2,590
Accounts payable	24,269	27,067
Accrued liabilities	46,934	40,526
Accrued income taxes payable	170	369

Total current liabilities	73,814	70,552

Long-term liabilities:
Revolving credit line	771	94
Long-term debt, less current portion	340,863	339,183
Other long-term liabilities	26,367	26,573

Total long-term liabilities	368,001	365,850

Total liabilities	441,815	436,402

Stockholders’ equity
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	—	—
Common stock, par value $.001 per share; 20,000,000 shares authorized 6,907,258 shares issued and 6,903,458 shares outstanding in 2002 and 2001	7	7
Additional paid-in capital	64,954	64,954
Retained earnings	24,457	24,063
Accumulated other comprehensive loss	(10,404)	(8,452)
Less treasury stock, 3,800 shares at cost	(35)	(35)

Total stockholders’ equity	78,979	80,537

Total liabilities and stockholders’ equity	$520,794	$516,939

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002, and 2001

(In thousands)

Unaudited

	2002	2001
Cash flows from operating activities:
Net income	$394	$2,858

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,441	2,981
Changes in operating assets and liabilities:
Accounts receivable	(4,304)	(91)
Inventories	889	(2,384)
Other	(68)	(541)
Accounts payable	(2,612)	(2,007)
Accrued other current liabilities	6,488	2,641
Other long-term liabilities	123	188
Accrued income taxes payable	(133)	545

Net cash provided by operating activities	4,218	4,190

Cash flows used for investing activities:
Additions to property, plant and equipment	(3,325)	(8,787)
Increase in other intangible assets	(32)	(1,181)

Net cash used in investing activities	(3,357)	(9,968)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	3,662
Net proceeds from exercise of stock options	—	93
Net borrowings under revolving credit line	677	545
Repayment of debt	(407)	(4,299)

Net cash provided by financing activities	2,208	1

Effect of exchange rate changes on cash	(718)	(742)

Net increase (decrease) in cash	2,351	(6,519)

Cash at beginning of period	23,266	11,133

Cash at end of period	$25,617	$4,614

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, and 2001

(Unaudited)

1.               Basis of Presentation:

The balance sheet as of March 31, 2002, and the statements of income and cash flows for the quarters ended March 31, 2002, and 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the company’s Annual Report on Form 10-K.

2.               Inventories:

Inventories at March 31, 2002, and December 31, 2001, consisted of the following (000’s):

	(Unaudited) 3/31/02	12/31/01

Raw Material	$19,602	$20,579
Work in Progress	20,648	19,109
Finished Goods	12,648	14,962
Finished Goods on Consignment	5,263	4,800
Stores Inventory	3,232	3,250
Operating Supplies	2,226	1,763

Total Inventories	$63,243	$64,463

3.               Net Income Per Common Share:

The reconciliation of the numerators and denominators of the basic and diluted income per common share computations for the company’s reported net income follows:

	Three Months Ended Unaudited
	3/31/02	3/31/01
Numerator:
Income available to common shareholders used in basic and diluted earnings per share ($000)	$394	$2,858
Denominator:
Denominator for basic earnings per share:
Weighted average shares	6,903,458	6,834,362

Effect of dilutive securities:
Fixed stock options	43,386	109,812

Denominator for diluted earnings per share:
Adjusted weighted average shares	6,946,844	6,944,174

Basic earnings per share	$0.06	$0.42

Diluted earnings per share	$0.06	$0.41

4.               Comprehensive Loss ($000):

	Three Months Ended Unaudited
	3/31/02	3/31/01

Net income	$394	$2,858
Currency translation adjustment	(1,952)	(2,940)
Comprehensive loss	$(1,558)	$(82)

5.               Change in Accounting Principles and Recently Issued Standards:

Effective January 1, 2002, the company adopted the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 addresses the methods used to capitalize, amortize and to assess impairment of intangible assets, including goodwill resulting from business combinations accounted for under the purchase method. Effective with the adoption of SFAS No. 142, the company no longer amortizes goodwill and there were no changes to the amortization policy for other intangible assets. Included in assets as of March 31, 2002 is unamortized goodwill of $145,164,000. The company will be required to assess goodwill for impairment in 2002 and at least annually thereafter. The company will not be able to determine the full effect of this pronouncement on its financial position or results of its operations until it is able to complete its analysis of the impairment provisions of the new standard, which is expected to be completed by June 30, 2002. In the event the company’s analysis under the new guidance indicates goodwill is impaired, it will be required to record a charge to earnings when such determination is made.

A reconciliation of previously reported net earnings, basic earnings per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill, net of related tax effect, for the three months ended March 31, 2002, and 2001 is as follows (000’s, except per share amounts):

	Unaudited March 31
	2002	2001
Net income:
Reported	$394	$2,858
Goodwill amortization, net of income taxes	—	266
Adjusted	$394	$3,124

Basic earnings per share:
Reported	$0.06	$0.42
Goodwill amortization, net of income taxes	—	0.04
Adjusted	$0.06	$0.46

Diluted earnings per share:
Reported	$0.06	$0.41
Goodwill amortization, net of income taxes	—	0.04
Adjusted	$0.06	$0.45

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of March 31, 2002 (000’s):

	Unaudited
	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Debt issue costs	$14,983	$3,676
Other	983	260

Total amortizable intangible assets	$15,293	$3,936

The total intangible amortization expense for the three months ended March 31, 2002 and 2001 was $413,000 and $195,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (000’s):

2002	$1,678
2003	$1,634
2004	$1,634
2005	$1,634
2006	$1,545

SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 did not have an effect on the company’s financial statements.

The company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

6.     Segment Information:

The following table categorizes net sales in each market segment into the appropriate operating segment:

	(In Thousands) Operating Segment
3 months ended March 31, 2002	German Operations	(2)	Technical and Office Products	Durable Specialties	Decorative Specialties	(2)	Other	Total
Net sales
Market Segment
Filter Media	$16,704		$386	$—	$1,832		$—	$18,922
Technical Specialties	12,811		9,146	—	—		—	21,957
Durable Specialties	6,997		—	11,460	—		—	18,457
Office Products	—		10,503	—	—		—	10,503
Decorative Specialties	—		—	—	27,319		—	27,319

Total	$36,512		$20,035	$11,460	$29,151		$—	$97,158

3 months ended March 31, 2001	German Operations and Filter Media	(2)	Technical and Office Products	Durable Specialties	Decorative Specialties	(2)	Other	Total
Net sales
Market Segment
Filter Media	$25,265		$1,331	$—	$—		$—	$26,596
Technical Specialties	13,888		13,401	—	—		—	27,289
Durable Specialties	7,268		—	17,155	—		—	24,423
Office Products	—		12,036	—	—		—	12,036
Decorative Specialties	—		—	—	—		—	—

Total	$46,421		$26,768	$17,155	$—		$—	$90,344

The following table details selected financial data by operating segment:

	(In Thousands) Operating Segment
3 months ended March 31, 2002	German Operations	(2)	Technical and Office Products	Durable Specialties	Decorative Specialties	(2)	Other		Total

Net sales	$36,512		$20,035	$11,460	$29,151		$—		97,158
Inter-segment net sales	—		2,647	2,513	994		(6,154)		—

Total net sales	$36,512		$22,682	$13,973	$30,145		$(6,154)		$97,158

EBIT	$7,122		$(1,031)	$1,060	$2,127		$—		$9,278

Depreciation and amortization	$794		$1,513	$420	$714		$—		$3,441

Total assets	$128,733		$129,862	$35,598	$74,807		$151,794	(1)	$520,794

3 months ended March 31, 2001	German Operations and Filter Media	(2)	Technical and Office Products	Durable Specialties	Decorative Specialties	(2)	Other		Total

Net sales	$46,421		$26,768	$17,155	$—		$—		90,344
Inter-segment net sales	38		1,940	—	—		(1,978)		—

Total net sales	$46,459		$28,708	$17,155	$—		$(1,978)		$90,344

EBIT	$6,056		$(622)	$2,517	$—		$—		$7,951

Depreciation and amortization	$993		$1,356	$632	$—		$—		$2,981

Total assets	$141,423		$154,685	$33,799	$—		$51,748	(1)	$381,655

(1) Corporate assets not allocated to operating segments.  The increase in total assets is due primarily to the goodwill associated with the April 2001 acquisition of DSI.

(2) Beginning January 1, 2002, due to the sale of our North American engine filter media division, the industrial filtration business previously reported in the German Operations and Filter Media segment was moved to the Decorative Specialties operating segment.  For the three months ended March 31, the sales associated with that business were $1,832,000 in 2002 and $1,566,000 for 2001.  Due to the common use of the equipment and raw materials within Filter Media, which includes both industrial and engine filtration, the company considers it impracticable to restate the corresponding segment information for prior periods, or to provide data under the previous segment basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared with Three Months Ended March 31, 2001

Net sales for the first quarter of 2002 were $97.2 million compared with $90.3 million for the first quarter of 2001, an increase of 7.6%. Sales in our German operations segment decreased by 21.3% to $36.5 million compared with $46.4 million in the first quarter of 2001. The technical and office products operating segment sales decreased by 25.4% to $20.0 million compared with $26.8 million for the same period in 2001. Sales in the durable specialties operating segment decreased by 33.1% to $11.5 million compared with $17.2 million for the first quarter of 2001. The decorative specialties market segment, acquired in April 2001, contributed sales of $27.3 million in the first quarter of 2002.

Sales in the German operations segment were reduced primarily due to the sale of our North American engine filtration business, in addition to the move of the industrial filtration business to the decorative specialties segment. The decrease in the technical and office products segment was primarily due to a weak U.S. economy and, in particular, significant white collar workforce reductions. The sales decrease in durable specialties primarily reflects the impact of one large customer taking business in-house, as well as a weak U.S. economy.

Gross margin for the first quarter of 2002 was 19.2% compared with 15.2% for the first quarter of 2001. The improved gross margin was attributable to lower pulp and energy prices, improved production rates on our new paper machine in Warren Glen and reduced fixed costs related to facility consolidations. Lower sales volume partially offset these benefits.

General and administrative expenses for the first quarter of 2002 were $8.9 million compared with $5.4 million for the first quarter of 2001. The increase is due primarily to the DSI acquisition. There was no goodwill amortization for the first quarter of 2002 compared with $433,000 for the first quarter of 2001.

Interest expense was $8.6 million for the first quarter of 2002 compared with $3.2 million for the first quarter of 2001, due to the additional debt related to the DSI acquisition.

The effective income tax rate was 45.0% for the first quarter of 2002 compared with 39.5% for the first quarter of 2001. The estimated annual effective tax rate has increased in 2002 primarily due to the DSI acquisition and related consolidation plans.

Net income for the first quarter of 2002 was $0.4 million, or $0.06 per share, compared with $2.9 million, or $0.41 per share, for the first quarter of 2001. Due to the adoption of SFAS No. 142, first quarter 2002 results reflect no goodwill amortization; however, the impact of goodwill amortization in the first quarter of 2001 was $0.04 per share.

Liquidity and Capital Resources

As of March 31, 2002, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding are $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. On January 31, 2002, the company amended the revolving credit facility with CIT to increase the facility to $60.0 million and extend the term until September 30, 2005. The amended credit agreement with CIT contains certain covenants, which require the maintenance of financial ratios. Testing of these covenants has been waived until December 31, 2002. During this grace period there will be an availability block on the $60.0 million revolving credit facility, which limits the company’s borrowing capacity to approximately $35.0 million. As of March 31, 2002, $0.8 million was outstanding under this credit facility. On March 31, 2002, $12.5 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years. As of the same date, $2.4 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the three months ended March 31, cash flows from operating activities were $4.2 million in 2002 and $4.2 million for 2001. During these periods, additions to property, plant and equipment totaled $3.3 million in 2002 and $8.8 million in 2001.  The company recently installed a new paper machine at its Warren Glen, New Jersey, facility, which the company believes will provide quality improvements, cost reductions, product performance enhancements and the ability to produce a broader range of products. This project was completed for a total cost of $31.0 million.

As of March 31, 2002, there were no material changes in the contractual obligations or long-term debt from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the difference becomes known. On an on-going basis, the company evaluates its estimates including those related to facility closures, acquisitions, deferred tax assets, actuarial assumptions for employee benefit plans, excess and obsolete inventory, allowances for doubtful accounts and long-lived assets. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

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

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for the overall business;

•                  significant negative industry or economic trends; and

•                  significant decline in the company’s stock price for a sustained period; and our market capitalization relative to net book value.

When the company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, the company has ceased to amortize approximately $145.2 million of goodwill. In lieu of amortization, the company is required to perform an initial impairment review of the goodwill in 2002 and an annual impairment review thereafter.  The company expects to complete the initial review during the first half of 2002.

New Accounting Pronouncements

There are no new accounting pronouncements applicable to the company other than those described in the footnotes to the consolidated financial statements.

Seasonality

Our business is mildly seasonal, with the second half of each year typically having a lower level of net sales and operating income. This seasonality is the result of summer manufacturing shutdowns and the impact of year-end holidays.

Forward-Looking Statements

This report contains forward-looking statements that involve substantial risks and uncertainties. Any statements that are not historical, which may include forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words, fall within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, based on assumptions believed to be valid at the time, discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. The following items, “Factors Affecting Future Results”, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake to update any forward-looking statement made in this report or that may, from time to time, be made by or on behalf of the company.

Factors Affecting Future Results

Our future results of operations and our financial position may be affected by a number of factors and risks, including, but not limited to, the following:

Fluctuations in the costs and availability of raw materials.

Our principal raw materials, hardwood and softwood pulp and secondary fiber, are cyclical in both price and supply. The cyclical nature of pulp pricing presents a potential risk to our gross profit margins because we may not be able to pass along price increases to our customers. We may also be unable to purchase pulp in sufficient quantities, or at acceptable prices, to meet our production requirements during times of tight supply. DuPont is the sole source of Tyvek, a critical component in our binding tapes. A significant price increase or any material limitation or interruption in our supply of Tyvek, could harm our financial condition, results of operations and competitive position.

Fluctuations in economic activity and demand.

The markets for our products are variable and are influenced to a significant degree by the global economic activity and fluctuations in our customers’ demand and inventory levels. Downturns in global economic conditions and decreased demand for specialty fiber-based materials could have a material adverse effect on our financial condition and results of operations.

Competition in the specialty paper and materials markets.

We face intense competition, which could harm our financial condition and results of operations. Our principal competitors include a small number of paper and specialty paper manufacturers. Additionally, we compete with producers of vinyl, plastic or other materials. Some of these producers have substantially greater resources than we do. In addition, some of our customers have the internal ability to process some or all of the materials they buy from us, and have in the past elected to do so. To the extent our customers elect to do so in the future, our business could suffer.

Environmental and other governmental regulations.

Our operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of various materials, substances and wastes; the remediation of contaminated soil and groundwater and the health and safety of employees. Such regulations can restrict our operations, and expose us to claims and other liabilities with respect to environmental protection, remediation and health and safety matters. We could incur material costs or other liabilities in connection with such regulations or claims. In addition, future events, such as new information, changes in environmental or health and safety laws or regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may result in significant additional expenditures, liabilities or restrictions that could harm our financial condition, results of operations and competitive position.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness. As of March 31, 2001, we had approximately $344,075 million of indebtedness. In addition, subject to restrictions in the indenture for our outstanding 10 ¾% Senior Subordinated Notes Due 2011 (2001 notes), our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 (1996 notes), we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our stock; make investments; sell assets; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

Disruptions caused by labor disputes or organized labor activities.

A large proportion of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in currently non-union facilities. Disputes with the current labor organizations with which we work or new union organizing activities may result in work slowdowns or stoppages or higher labor costs. A work slowdown or stoppage in any one of our facilities could slow or halt production from that facility and from any other facility which depends on that facility for its material. As a result, meeting scheduled delivery times for our customers could be difficult or impossible, which could result in loss of business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

Exhibits:

3.1 (1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2 (1)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3 (1)	Restated By-laws
10.42

Fourth Amended and Restated Financing Agreement and Guarantee dated January 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc.; and the CIT Group/Business Credit, Inc., and the CIT Group/Equipment Financing, Inc.

10.43

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Equipment/Financing, Inc.)

10.44

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Group/Business Credit, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Group/Business Credit, Inc.)

Notes to Exhibits:

(1) Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: May 15, 2002

/s/ Bruce Moore
Bruce Moore, Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)