Form 10-Q
period 2002-06-30
FIBERMARK INC
filed 2002-08-14
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

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

Yes      ☒               No      ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding

Common Stock $.001 par value	June 30, 2002 7,066,226

FIBERMARK, INC.

INDEX

PART I. FINANCIAL INFORMATION

FIBERMARK, INC.

Consolidated Statements of Income

Three Months Ended June 30, 2002 and 2001

(In thousands, except per share amounts)

Unaudited

	2002	2001

Net sales	$105,124	$102,081

Cost of sales	81,317	85,227

Gross profit	23,807	16,854

Selling, general and administrative expenses	9,878	7,121
Facility closure expense	—	12,869
Sale of technology	—	172

Income (loss) from operations	13,929	(3,308)

Other expense, net	332	1,465

Interest expense	8,953	7,332

Income (loss) before income taxes and extraordinary item	4,644	(12,105)

Income tax expense (benefit)	2,088	(4,424)

Income (loss) before extraordinary item	2,556	(7,681)

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit)	—	(696)

Net income (loss)	$2,556	$(8,377)

Basic earnings per share
Income (loss) before extraordinary item	$0.36	$(1.12)
Extraordinary item	—	(0.10)
Net income (loss)	$0.36	$(1.22)

Diluted earnings (loss) per share	$0.36	$(1.22)

Average Basic Shares Outstanding	7,052	6,860
Average Diluted Shares Outstanding	7,087	6,860

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Income

Six Months Ended June 30, 2002 and 2001

(In thousands, except per share amounts)

Unaudited

	2002	2001

Net sales	$202,282	$192,425

Cost of sales	159,869	161,831

Gross profit	42,413	30,594

Selling, general and administrative expenses	18,795	12,514
Facility closure expense	—	12,869
Sale of technology	—	172

Income from operations	23,618	5,039

Other expense, net	743	1,861

Interest expense	17,515	10,557

Income (loss) before income taxes and extraordinary item	5,360	(7,379)

Income tax expense (benefit)	2,410	(2,556)

Income (loss) before extraordinary item	2,950	(4,823)

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit)	—	(696)

Net income (loss)	$2,950	$(5,519)

Basic earnings per share Income (loss) before extraordinary item	$0.42	$(0.71)
Extraordinary item	—	(0.10)
Net income (loss)	$0.42	$(0.81)

Diluted earnings (loss) per share	$0.42	$(0.81)

Average Basic Shares Outstanding	6,978	6,847
Average Diluted Shares Outstanding	7,021	6,847

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	Unaudited June 30, 2002	Audited December 31, 2001
ASSETS
Current assets:
Cash	$33,114	$23,266
Accounts receivable, net of allowances	56,259	46,137
Inventories	63,978	64,463
Other	1,663	1,535
Deferred income taxes	1,977	2,056

Total current assets	156,991	137,457

Property, plant and equipment, net	218,440	211,384
Goodwill, net	145,857	145,252
Other intangible assets, net	11,230	11,753
Deferred income taxes	519	1,621
Other long-term assets	4,808	1,633
Other pension assets	7,839	7,839

Total assets	$545,684	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	2,506	2,590
Accounts payable	25,030	27,067
Accrued liabilities	41,748	40,526
Accrued income taxes payable	2,393	369

Total current liabilities	71,677	70,552

Long-term liabilities:
Revolving credit line	11,211	94
Long-term debt, less current portion	340,538	339,183
Other long-term liabilities	28,638	26,573

Total long-term liabilities	380,387	365,850

Total liabilities	452,064	436,402

Stockholders’ equity
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	—	—
Series A Junior participating preferred stock, par value $0.001, 7,066 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 shares issued and 7,066,226 shares outstanding in 2002 and 2001	7	7
Additional paid-in capital	65,496	64,954
Retained earnings	27,013	24,063
Accumulated other comprehensive income (loss)	1,139	(8,452)
Less treasury stock, 3,800 shares at cost	(35)	(35)

Total stockholders’ equity	93,620	80,537

Total liabilities and stockholders’ equity	$545,684	$516,939

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(In thousands)

Unaudited

	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,950	$(5,519)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,140	7,222
Loss on closure of facility	—	12,869
Loss on sale of technology	—	172
Loss on early extinguishment of debt	—	696
Deferred taxes	—	(5,243)
Changes in operating assets and liabilities:
Accounts receivable	(7,689)	2,872
Inventories	2,065	4,959
Other	(113)	(84)
Other long-term assets	(3,040)	—
Accounts payable	(2,978)	(8,481)
Accrued pension and other liabilities	763	4,632
Other long-term liabilities	262	(1,267)
Accrued income taxes payable	1,278	(357)

Net cash provided by operating activities	638	12,471

Cash flows used for investing activities:
Additions to property, plant and equipment	(6,631)	(16,644)
Payments for acquisitions	—	(147,534)
Increase in other intangible assets	(234)	(176)

Net cash used in investing activities	(6,865)	(164,354)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	231,972
Net proceeds from exercise of stock options	542	347
Net borrowings (repayments) under revolving credit line	11,117	(30,119)
Repayment of debt	(667)	(41,832)
Debt issuance costs	—	(8,321)

Net cash provided by financing activities	12,930	152,047

Effect of exchange rate changes on cash	3,145	(241)

Net increase (decrease) in cash	9,848	(77)

Cash at beginning of period	23,266	11,133

Cash at end of period	$33,114	$11,056

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002, and 2001

(Unaudited)

1.               Basis of Presentation:

The balance sheet as of June 30, 2002, and the statements of income and cash flows for the periods ended June 30, 2002, and 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.               Inventories:

Inventories at June 30, 2002, and December 31, 2001, consisted of the following (000’s):

	6/30/02	12/31/01
	(Unaudited)

Raw Material	$20,524	$20,579
Work in Progress	20,367	19,109
Finished Goods	13,566	14,962
Finished Goods on Consignment	3,625	4,800
Stores Inventory	3,562	3,250
Operating Supplies	2,334	1,763

Total Inventories	$63,978	$64,463

3.               Net Income (Loss) Per Common Share:

The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the company’s reported net income (loss) follows:

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
	(Unaudited)		(Unaudited)
Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share ($000)	$2,556	$(8,377)	$2,950	$(5,519)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,051,917	6,860,415	6,978,097	6,847,461

Effect of dilutive securities:
Fixed stock options	35,178	*	42,987	*

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,087,095	6,860,415	7,021,084	6,847,461

Basic earnings (loss) per share	$0.36	$(1.22)	$0.42	$(0.81)

Diluted earnings (loss) per share	$0.36	$(1.22)	$0.42	$(0.81)

*Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

4.               Comprehensive Income (loss) (000’s):

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
	(Unaudited)		(Unaudited)

Net Income (loss)	$2,556	$(8,377)	$2,950	$(5,519)

Currency translation adjustment	11,543	(2,986)	9,591	(5,926)

Comprehensive income (loss)	$14,099	$(11,363)	$12,541	$(11,445)

5.               Change in Accounting Principles and Recently Issued Standards:

Effective January 1, 2002, the company adopted the Financial Accounting Standards Board, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The company plans to adopt SFAS No. 145 on January 1, 2003.  The company has evaluated this statement and determined that the impact will be to reclass the loss on extinguishment of debt from an extraordinary item to other expense.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003.

The company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

6.               Goodwill and Other Intangibles:

In accordance with SFAS 142, the company discontinued goodwill amortization and tested goodwill of $145.3 million for impairment as of January 1, 2002 and has determined that there was no indication of impairment.  The company will continue to test goodwill for impairment at least annually.  Changes in goodwill are due to changes in foreign currency translations.

A reconciliation of previously reported net earnings, basic income per share and diluted earnings per share to the amounts adjusted for the exclusion of amortization related to goodwill, net of related tax effect, for the three and six months ended June 30, 2002, and 2001 is as follows (000’s, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	Unaudited		Unaudited
Net income (loss):
Reported	$2,556	$(8,377)	$2,950	$(5,519)
Goodwill amortization, net of income taxes	—	955	—	1,219
Adjusted	$2,556	$(7,422)	$2,950	$(4,300)

Basic earnings (loss) per share:
Reported	$0.36	$(1.22)	$0.42	$(0.81)
Goodwill amortization, net of income taxes	—	0.14	—	0.18
Adjusted	$0.36	$(1.08)	$0.42	$(0.63)

Diluted earnings (loss) per share:
Reported	$0.36	$(1.22)	$0.42	$(0.81)
Goodwill amortization, net of income taxes	—	0.14	—	0.18
Adjusted	$0.36	$(1.08)	$0.42	$(0.63)

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of June 30, 2002 and December 31, 2001 (000’s):

	Gross Carrying Value		Accumulated Amortization
	6/30/02*	12/31/01	6/30/02*	12/31/01
Amortizable intangible assets:
Debt issue costs	$14,488	$14,741	$4,069	$3,793
Other	1,140	997	329	192

Total amortizable intangible assets	$15,628	$15,738	$4,398	$3,985

*Unaudited

The total intangible amortization expense for three months ended June 30, 2002 and 2001 was $426,000 and $360,000 and for the six months ended June 30, 2002, and 2001 was $840,000 and $554,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (000’s):

2002	$1,678
2003	$1,634
2004	$1,634
2005	$1,634
2006	$1,545

7.               Other Events:

In May 2002 the company announced that its Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board has declared a dividend of one right for each outstanding share of the company’s common stock to stockholders of record at the close of business on May 23, 2002. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock. The rights will continue to be represented by, and trade with, the company’s common stock certificates, unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the company’s common stock. The rights will expire on May 8, 2012, unless earlier redeemed or exchanged or terminated in accordance with the rights plan.

8. Segment Information:

The following table categorizes net sales in each market segment into the appropriate operating segment:

	Operating Segment
3 months ended June 30, 2002	German Operations (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other	Total
	(In Thousands)
Net sales
Market Segment
Filter Media	$16,959	$631	$—	$1,348	$—	$18,938
Technical Specialties	13,834	9,518	—	—	—	23,352
Durable Specialties	7,356	—	12,138	—	—	19,494
Office Products	—	11,060	—	—	—	11,060
Decorative Specialties	—	—	—	32,280	—	32,280

Total	$38,149	$21,209	$12,138	$33,628	$—	$105,124

3 months ended June 30, 2001	German Operations and Filter Media (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other	Total
Net sales
Market Segment
Filter Media	$21,171	$1,266	$—	$—	$—	$22,437
Technical Specialties	12,092	9,524	—	—	—	21,616
Durable Specialties	6,140	—	15,000	—	—	21,140
Office Products	—	10,660	—	—	—	10,660
Decorative Specialties	—	—	—	26,228	—	26,228

Total	$39,403	$21,450	$15,000	$26,228	$—	$102,081

	Operating Segment
6 months ended June 30, 2002	German Operations (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other	Total
	(In Thousands)
Net sales
Market Segment
Filter Media	$33,663	$1,017	$—	$3,180	$—	$37,860
Technical Specialties	26,645	18,664	—	—	—	45,309
Durable Specialties	14,353	—	23,598	—	—	37,951
Office Products	—	21,563	—	—	—	21,563
Decorative Specialties	—	—	—	59,599	—	59,599

Total	$74,661	$41,244	$23,598	$62,779	$—	$202,282

6 months ended June 30, 2001	German Operations and Filter Media (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other	Total
Net sales
Market Segment
Filter Media	$46,436	$2,597	$—	$—	$—	$49,033
Technical Specialties	25,980	22,925	—	—	—	48,905
Durable Specialties	13,408	—	32,155	—	—	45,563
Office Products	—	22,696	—	—	—	22,696
Decorative Specialties	—	—	—	26,228	—	26,228

Total	$85,824	$48,218	$32,155	$26,228	$—	$192,425

8. Segment Information (continued):

The following table details selected financial data by operating segment:

	Operating Segment
3 months ended June 30, 2002	German Operations (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other		Total
	(In Thousands)

Net sales	$38,149	$21,209	$12,138	$33,628	$—		105,124
Inter-segment net sales	—	4,794	2,886	1,372	(9,052)		—

Total net sales	$38,149	$26,003	$15,024	$35,000	$(9,052)		$105,124

EBIT	$6,504	$335	$1,437	$5,321	$—		$13,597

Depreciation and amortization	$867	$1,539	$422	$871	$—		$3,699

Total assets	$136,926	$131,346	$40,445	$74,453	$162,514	(1)	$545,684

3 months ended June 30, 2001	German Operations and Filter Media (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other		Total

Net sales	$39,403	$21,450	$15,000	$26,228	$—		102,081
Inter-segment net sales	7	1,818	—	1,237	(3,062)		—

Total net sales	$39,410	$23,268	$15,000	$27,465	$(3,062)		$102,081

EBIT	$5,855	$(5,405)	$2,966	$4,852	$(13,041	)(3)	$(4,773)

Depreciation and amortization	$834	$1,356	$680	$1,371	$—		$4,241

Total assets	$137,203	$136,965	$35,736	$71,719	$167,910	(1)	$549,533

	Operating Segment
6 months ended June 30, 2002	German Operations (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other	Total
	(In Thousands)

Net sales	$74,661	$41,244	$23,598	$62,779	$—	202,282
Inter-segment net sales	—	7,441	5,399	2,377	(15,217)	—

Total net sales	$74,661	$48,685	$28,997	$65,156	$(15,217)	$202,282

EBIT	$13,626	$(696)	$2,497	$7,448	$—	$22,875

Depreciation and amortization	$1,661	$3,052	$842	$1,585	$—	$7,140

Total assets	$136,926	$131,346	$40,445	$74,453	$162,514(1)	$545,684

6 months ended June 30, 2001	German Operations and Filter Media (2)	Technical and Office Products	Durable Specialties	Decorative Specialties (2)	Other		Total

Net sales	$85,824	$48,218	$32,155	$26,228	$—		192,425
Inter-segment net sales	45	3,758	—	1,237	(5,040)		—

Total net sales	$85,869	$51,976	$32,155	$27,465	$(5,040)		$192,425

EBIT	$11,911	$(6,027)	$5,483	$4,852	$(13,041	)(3)	$3,178

Depreciation and amortization	$1,827	$2,712	$1,312	$1,371	$—		$7,222

Total assets	$137,203	$136,965	$35,736	$71,719	$167,910	(1)	$549,533

Note:  Earnings before interest and taxes (EBIT) is not a measure in accordance with generally accepted accounting principles and is provided for additional information.

(1) Corporate assets not allocated to operating segments.

(2) Beginning January 1, 2002, due to the sale of our North American engine filter media business, the industrial filtration business previously included in the German Operations and Filter Media segment was moved to the Decorative Specialties operating segment.  For the three and six months ended June 30, 2001, $1,126 and $2,692 sales were associated with that segment, respectively.  Due to the common use of the equipment and raw materials within Filter Media, which includes both industrial and engine filtration, the company considers it impracticable to restate the corresponding segment information for prior periods, or to provide data under the previous segment basis.

(3) 2001 Other Includes	Facility Closure (Technical & Office Products Segment)	$19,867
	Facility Closure (Technical & Office Products Segment)	(6,998)
	Sale of technology (Filter Media Segment)	172
		$13,041

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared with Three Months Ended June 30, 2001

Net sales for the second quarter of 2002 were $105.1 million compared with $102.1 million for the second quarter of 2001, an increase of 2.9%.  Sales in our German operations and filter media operating segment decreased to $38.1 million compared with $39.4 million for the second quarter of 2001.  The technical and office products operating segment sales were $21.2 million compared with $21.5 million for the same period in 2001, a 1.4% decline.  Sales in the durable specialties operating segment decreased to $12.1 million compared with $15.0 million for the second quarter of 2001, a 19.3% decline.  Sales in the decorative specialties operating segment, acquired in April 2001, increased to $33.6 million compared with $26.2 million for the second quarter of 2001.

Sales in the German operations segment were reduced primarily due to the sale of our North American engine filtration business to Ahlstrom in September 2001 in addition to the move of the industrial filtration business to the decorative specialties segment.  Within this segment, German filter media and wallcovering businesses experienced growth due to growth in market size and share, benefiting from our technical innovations in these product lines.  The slight decrease in the technical and office products segment was due to continued industrial economic weakness, although our office products business also showed modest improvement over the first quarter and against the second quarter in 2001 as market conditions ameliorated slightly during the quarter.  The decrease in durable specialties was due to particular softness in our U.S. masking tape product line and the initial impact of a key customer bringing some business in house.  Sales in the decorative specialties segment have increased to the full quarter benefit in 2002, and the addition of the industrial filtration business.  Offsetting the impact of the full quarter in 2002 is weak book cover sales, particularly in Europe.

Gross margin for the quarter was 22.6% compared with 16.5% last year, due to higher sales volume, lower pulp prices, improved production rates on our new paper machine in Warren Glen and reduced fixed costs related to facility consolidations.

General and administrative expenses for the quarter were $9.9 million compared with $7.1 million for the same period in 2001.  The increase was primarily due to a one time $1.0 million marketing support proceeds, while the 2002 expenses reflect $0.5 million marketing support expenses.  The full quarter impact of the DSI acquisition added $0.6 million.  There was no goodwill amortization for the second quarter 2002 compared with $1.2 million for the second quarter 2001.

Interest expense was $9.0 million for the quarter compared with $7.3 million last year.  The increase is due to the full quarter impact of interest associated with the funding of the DSI acquisition in addition to increased revolver balance.

The effective income tax rate was 45.0% compared with 36.5% for the second quarter of 2001.  The increase is primarily due to improved profitability associated with the DSI acquisition and reduced costs as a result of the related consolidation plans.

During the second quarter, the company experienced net income of $2.6 million, or $0.36 per diluted share, compared with a net loss for the comparable 2001 quarter of $8.4 million, or $1.22 per diluted share.  The second quarter in 2001 was impacted by the following nonrecurring items, as shown on a tax adjusted basis.  The write-off of the Fitchburg facility negatively impacted net income in the quarter by $12.3 million, or $1.79 per diluted share.  The reversal of the facility closure charge for the Hughesville facility added $4.3 million to net income or $0.63 per diluted share.  An adjustment to the sale of a portion of the technology for the filter media business produced in Richmond reduced net income by $0.1 million, or $0.01 per diluted share.  The loss on the early extinguishment of debt was $0.7 million, or $0.10 per diluted share.  Excluding the tax adjusted impact of these nonrecurring items, net income for the second quarter of 2001 would have been $0.4 million or $0.05 per diluted share.  No goodwill amortization was reflected in the second quarter of 2002 results; however, the impact for the second quarter of 2001 was $0.14 per diluted share.

Six Months Ended June 30, 2002, Compared with Six Months Ended June 30, 2001

Net sales for the first half of 2002 were $202.3 million compared with $192.4 million for the first half of 2001, an increase of 5.1%.  Sales in German operations and filter media operating segment decreased 12.9% to $74.7 million compared with $85.8 million in the first half of 2001.  The technical and office products operating segment sales decreased 14.5% to $41.2 million compared with $48.2 million for the same period in 2001.  Sales in the durable specialties operating segment decreased 26.7% to $23.6 million compared with $32.2 million for the first half of 2001.  Sales in the decorative specialties operating segment, acquired in April 2001, increased 139.7% to $62.8 million compared with $26.2 million for the same period in 2001.

Sales in the German operations segment were reduced due to the sale of our North American engine filtration business to Ahlstrom in September 2001, in addition to the move of the industrial filtration business to the decorative specialties segment.  Excluding those changes, sales in our German filter business increased by 9% due to growth in market size and share.  The decrease in the technical and office products segment is primarily due to a weak U.S. economy, which showed some improvement in the second quarter.  The decrease in durable specialties reflects the impact of one large customer taking business in-house, as well as a weak U.S economy, which improved in the second quarter.  Decorative specialties sales were higher due to the full period impact of the April 2001 acquisition of DSI.

Gross margin for the first half of 2002 was 21.0% compared with 15.9% last year due to higher sales volume, lower pulp prices, improved production rates on our new paper machine in Warren Glen and reduced fixed costs related to facility consolidations.

General and administrative expenses for the first half of 2002 were $18.8 million compared with $12.5 million for the same period in 2001.  The increase is due primarily to the inclusion of one-time marketing promotional expenses and the DSI acquisition.  There was no goodwill amortization for the first half of 2002, compared with $1.6 million, or $0.18 per diluted share for the first six months of 2001.

Interest expense was $17.5 million for the first half of 2002 compared with $10.6 million for the same period in 2001.  The increase is due to additional debt related to the DSI acquisition in addition to the increased revolver balance.

The effective income tax rate for the first half of 2002 was 45.0% compared with 34.6% for the first half of 2001.  The increase is primarily due to improved profitability associated with the DSI acquisition and reduced costs as a result of the related consolidation plans.

Net income for the first half of 2002 was $3.0 million, or $0.42 per diluted share, compared with a net loss of $5.5 million, or $0.81 per diluted share, for the first half of last year.  The write-off of the Fitchburg facility in the second quarter reduced net income by $12.3 million or, $1.79 per diluted share.  The period was impacted by the following recurring items, as shown on a tax affected basis. The reversal of the facility closure charge added $4.3 million, to income or $0.63 per diluted share.  In addition, net income was reduced by an adjustment to the sale of a portion of the technology for the filter media business by $0.1 million, or $0.01 per diluted share and the loss on early extinguishment of debt of $0.7 or $0.10 per diluted share.  No goodwill amortization was reflected in 2002 results, however, the impact for the first half of 2001 was $0.18 per diluted share.

Liquidity and Capital Resources

As of June 30, 2002, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding are $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. On January 31, 2002, the company amended the revolving credit facility with CIT to increase the facility to $60.0 million and extend the term until September 30, 2005. The amended credit agreement with CIT contains certain covenants, which require the maintenance of financial ratios. Testing of these covenants has been waived until December 31, 2002. During this grace period there will be an availability block on the $60.0 million revolving credit facility, which limits the company’s borrowing capacity to approximately $32.0 million. As of June 30, 2002, $11.2 million was outstanding under this credit facility. On June 30, 2002, $12.3 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rates on this loan range from 8.0% to 8.47% with the balance amortizing over seven years. As of the same date, $2.3 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the six months ended June 30, cash flows from operating activities were $0.6 million in 2002 and $12.5 million for 2001. During these periods, additions to property, plant and equipment totaled $6.6 million in 2002 and $16.6 million in 2001.

As of June 30, 2002, there were no material changes in the contractual obligations or long-term debt from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001 other than an additional $1.9 million funded by Jules and Associates secured by our paper machine at the Warren Glen, New Jersey facility. See Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

When the company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the following impairment measures are used.  Impairment, other than goodwill, is measured based on projected net cash flows expected to result from that asset, including eventual disposition.  Goodwill is measured based on a comparison of the fair value to the cost.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The company plans to adopt SFAS No. 145 on January 1, 2003.  The company has evaluated this statement and determined that the impact will be to reclass the loss on extinguishments of debt from an extraordinary item to other expense.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003.

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

We have substantial indebtedness. As of June 30, 2002, we had approximately $354,255 million of indebtedness. In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes Due 2011 (2001 notes), our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 (1996 notes), we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our stock; make investments; sell assets; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 14, 2002, where the following actions were taken.

Shareholders of record of the company’s common stock at the close of business on March 20, 2002, were entitled to vote at the annual meeting.  Voting results follow:

a) All of management’s nominees for members of the Board of Directors were elected with votes cast as follows:

Name	For	Withheld
Alex Kwader	6,017,525	260,716
Brian C. Kerester	6,249,887	28,354
Marion A. Keyes, IV	6,249,886	28,355
Glenn S. McKenzie	6,249,887	28,354
A. Duncan Middleton	6,249,886	28,355
Jon H. Miller	6,249,886	28,355
K. Peter Norrie	6,237,886	40,355
Elmar B. Schulte	6,249,887	28,354
Edward P. Swain, Jr.	6,249,887	28,354

b) The selection of KPMG as the independent public auditors for the company for its fiscal year ended December 31, 2002 was ratified.

For	Against	Abstain
6,241,646	34,491	2,104

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
4.1 (2)

Rights Agreement between FiberMark, Inc. and American Transfer & Trust Company, as Rights Agent, dated May 9, 2002, which includes as Exhibit A Form of Certificate of Designation of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.42 (3)

Fourth Amended and Restated Financing Agreement and Guarantee dated January 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc.; and the CIT Group/Business Credit, Inc., and the CIT Group/Equipment Financing, Inc.

10.43 (3)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Equipment/Financing, Inc.)

10.44 (3)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Group/Business Credit, Inc.)

99.1	Certification of Chief Executive Officer and Chief Financial Officer

Notes to Exhibits:

(1) Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(2) Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(3) Incorporated by reference to exhibits filed with the company’s report on Form 10Q, which became effective May 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: August 14, 2002

/s/ Bruce Moore
Bruce Moore, Vice President and
Chief Financial Officer

(Principal Financial and Accounting
Officer and Duly Authorized Officer)