Form 10-Q
period 2002-09-30
FIBERMARK INC
filed 2002-11-15
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes ☒                        No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding

Common Stock	September 30, 2002
$.001 par value	7,066,226

FIBERMARK, INC.

FIBERMARK, INC.

Consolidated Statements of Income

Three Months Ended September  30, 2002 and 2001

(In thousands, except per share amounts)

Unaudited

	2002	2001

Net sales	$97,594	$100,858

Cost of sales	77,550	88,760

Gross profit	20,044	12,098

Selling, general and administrative expenses	8,745	9,243
Facility closure expense	—	10,745
Sale of technology	—	(10,735)

Income from operations	11,299	2,845

Other expense, net	322	1,686

Interest expense	8,470	8,119

Income (loss) before income taxes	2,507	(6,960)

Income tax expense (benefit)	1,364	(1,128)

Net income (loss)	$1,143	$(5,832)

Basic earnings per share
Net income (loss)	$0.16	$(0.84)

Diluted earnings (loss) per share	$0.16	$(0.84)

Average Basic Shares Outstanding	7,066	6,903
Average Diluted Shares Outstanding	7,093	6,903

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Income

Nine Months Ended September 30, 2002 and 2001

(In thousands, except per share amounts)

Unaudited

	2002	2001

Net sales	$299,876	$293,283

Cost of sales	237,419	250,591

Gross profit	62,457	42,692

Selling, general and administrative expenses	27,540	21,757
Facility closure expense	—	23,614
Sale of technology	—	(10,563)

Income from operations	34,917	7,884

Other expense, net	1,065	3,547

Interest expense	25,985	18,676

Income (loss) before income taxes and extraordinary item	7,867	(14,339)

Income tax expense (benefit)	3,774	(3,684)

Income (loss) before extraordinary item	4,093	(10,655)

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit)	—	(696)

Net income (loss)	$4,093	$(11,351)

Basic earnings per share
Income (loss) before extraordinary item	$0.58	$(1.56)
Extraordinary item	—	(0.10)
Net income (loss)	$0.58	$(1.65)

Diluted earnings (loss) per share	$0.58	$(1.65)

Average Basic Shares Outstanding	7,008	6,866
Average Diluted Shares Outstanding	7,046	6,866

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	Unaudited	Audited
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$41,966	$23,266
Accounts receivable, net of allowances	49,817	46,137
Inventories	65,855	64,463
Other	1,778	1,535
Deferred income taxes	1,977	2,056

Total current assets	161,393	137,457

Property, plant and equipment, net	218,783	211,384
Goodwill, net	145,546	145,252
Other intangible assets, net	10,769	11,753
Deferred income taxes	513	1,621
Other long-term assets	4,877	1,633
Other pension assets	7,839	7,839

Total assets	$549,720	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	2,549	2,590
Accounts payable	25,297	27,067
Accrued liabilities	47,135	40,526
Accrued income taxes payable	2,806	369

Total current liabilities	77,787	70,552

Long-term liabilities:
Revolving credit line	1	94
Long-term debt, less current portion	339,928	339,183
Deferred income tax	8,326	—
Other long-term liabilities	28,777	26,573

Total long-term liabilities	377,032	365,850

Total liabilities	454,819	436,402

Stockholders’ equity
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	—	—
Series A Junior participating preferred stock, par value $0.001, 7,066 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001 per share; 20,000,000 shares authorized, 7,070,026 shares issued and 7,066,226 shares outstanding in 2002 and 2001	7	7
Additional paid-in capital	65,496	64,954
Retained earnings	28,156	24,063
Accumulated other comprehensive income (loss)	1,277	(8,452)
Less treasury stock, 3,800 shares at cost	(35)	(35)

Total stockholders’ equity	94,901	80,537

Total liabilities and stockholders’ equity	$549,720	$516,939

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(In thousands)

Unaudited

	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,093	$(11,351)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,782	11,812
Loss on closure of facility	—	23,614
Gain on sale of technology	—	(61)
Loss on early extinguishment of debt	—	696
Deferred taxes	8,326	(3,129)
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	9,709
Inventories	288	11,973
Other	(227)	(447)
Accounts payable	(2,757)	(6,457)
Accrued pension and other liabilities	6,119	13,405
Other long-term liabilities	390	83
Accrued income taxes payable	1,745	(3,335)

Net cash provided by operating activities	27,423	46,512

Cash flows from investing activities:
Additions to property, plant and equipment	(10,000)	(21,921)
Payments for acquisitions	—	(147,534)
Increase in other long-term assets	(3,143)	(303)

Net cash used in investing activities	(13,143)	(169,758)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	231,937
Net proceeds from exercise of stock options	542	356
Net payments under revolving credit line	(93)	(39,011)
Repayment of debt	(1,234)	(42,439)
Debt issuance costs	—	(8,321)

Net cash provided by financing activities	1,153	142,522

Effect of exchange rate changes on cash	3,267	758

Net increase in cash	18,700	20,034

Cash at beginning of period	23,266	11,133

Cash at end of period	$41,966	$31,167

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002, and 2001

(Unaudited)

1.               Basis of Presentation:

The balance sheet as of September 30, 2002, and the statements of income and cash flows for the periods ended September 30, 2002, and 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consist only of normal recurring items.

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

2.               Inventories:

Inventories at September 30, 2002, and December 31, 2001, consisted of the following (in thousands):

	(Unaudited)
	9/30/02	12/31/01
Raw Material	$19,889	$20,579
Work in Progress	21,778	19,109
Finished Goods	14,320	14,962
Finished Goods on Consignment	3,045	4,800
Stores Inventory	3,596	3,250
Operating Supplies	3,227	1,763

Total Inventories	$65,855	$64,463

3.               Net Income (Loss) Per Common Share (in thousands):

The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the company’s reported net income (loss) follows:

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	9/30/02	9/30/01	9/30/02	9/30/01

Numerator (in thousands):
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share	$1,143	$(5,832)	$4,093	$(11,351)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	6,903,106	7,007,796	6,866,214

Effect of dilutive securities:
Fixed stock options	26,826	*	38,231	*

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,093,052	6,903,106	7,046,027	6,866,214

Basic earnings (loss) per share	$0.16	$(0.84)	$0.58	$(1.65)

Diluted earnings (loss) per share	$0.16	$(0.84)	$0.58	$(1.65)

*Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

4.               Comprehensive Income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	9/30/02	9/30/01	9/30/02	9/30/01

Net Income (loss)	$1,143	$(5,832)	$4,093	$(11,351)

Currency translation adjustment	138	5,947	9,729	21

Comprehensive income (loss)	$1,281	$115	$13,822	$(11,330)

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

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The company plans to adopt SFAS No. 145 on January 1, 2003.  The company has evaluated this statement and determined that the impact will be to reclass the loss on early extinguishment of debt from an extraordinary item to other expense.

In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and will be adopted by the Company effective January 1, 2003.

The company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

6.               Goodwill and Other Intangibles:

In accordance with SFAS 142, the company discontinued goodwill amortization and tested goodwill of $145.3 million for impairment as of January 1, 2002 and has determined that there was no indication of impairment.  The company will continue to test goodwill for impairment at least annually.  Changes in goodwill are due to changes in foreign currency translations and an adjustment during the third quarter of 2002 of $0.3 million due to the DSI acquisition liabilities.

A reconciliation of previously reported net earnings (loss) and basic and diluted earnings (loss) per share to the amounts adjusted for the exclusion of amortization related to goodwill, net of related tax effect, for the three and nine months ended September 30, 2002, and 2001 is as follows (in thousands, except per share amounts):

	Unaudited		Unaudited
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss):
Reported	$1,143	$(5,832)	$4,093	$(11,351)
Goodwill amortization, net of income taxes	—	1,003	—	2,223
Adjusted	$1,143	$(4,829)	$4,093	$(9,128)

Basic earnings (loss) per share:
Reported	$0.16	$(0.84)	$0.58	$(1.65)
Goodwill amortization, net of income taxes	—	0.14	—	0.32
Adjusted	$0.16	$(0.70)	$0.58	$(1.33)

Diluted earnings (loss) per share:
Reported	$0.16	$(0.84)	$0.58	$(1.65)
Goodwill amortization, net of income taxes	—	0.14	—	0.32
Adjusted	$0.16	$(0.70)	$0.58	$(1.33)

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of September 30, 2002 and December 31, 2001 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	9/30/02*	12/31/01	9/30/02*	12/31/01
Amortizable intangible assets:
Debt issue costs	$14,458	$14,741	$4,466	$3,793
Other	1,107	997	330	192

Total amortizable intangible assets	$15,565	$15,738	$4,796	$3,985

*Unaudited

The total intangible amortization expense for three months ended September 30, 2002 and 2001 was $433,000 and $402,000 and for the nine months ended September 30, 2002, and 2001 was $1,273,000 and $956,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2002	$1,714
2003	$1,674
2004	$1,674
2005	$1,638
2006	$1,440

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

8. Segment Information:

On July 25, 2002, the company announced the consolidation of its primarily U.S.- based divisions into a single division.  Therefore, the results of Technical and Office Products, Durable Specialties, and Decorative Specialties, which includes the U.K. based subsidiary for FiberMark RedBridge International Ltd., have been included in the North American Operations operating segment.  Beginning January 1, 2002, due to the sales of our North American engine filter media business, the industrial filtration business previously included in the German Operations and Filter Media Segment was moved to the North American Operations segment.  FiberMark Gessner and FiberMark Lahnstein are included in the German Operations operating segment.

The following table categorizes net sales in each market segment into the appropriate operating segment.

	Y E A R 2 0 0 2 (unaudited) (In Thousands)			Y E A R 2 0 0 1 (unaudited) (In Thousands)
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
3 months ended March 31
Net sales
Market Segment
Filter Media	$16,704	$2,218	$18,922	$15,598	$10,998	$26,596
Technical Specialties	12,811	9,146	21,957	13,888	13,401	27,289
Durable Specialties	6,997	11,460	18,457	7,268	17,155	24,423
Office Products	—	10,503	10,503	—	12,036	12,036
Decorative Specialties	—	27,319	27,319	—	—	—

	$36,512	$60,646	$97,158	$36,754	$53,590	$90,344

3 months ended June 30
Net sales
Market Segment
Filter Media	$16,959	$1,979	$18,938	$15,264	$7,173	$22,437
Technical Specialties	13,834	9,518	23,352	12,092	9,524	21,616
Durable Specialties	7,356	12,138	19,494	6,140	15,000	21,140
Office Products	—	11,060	11,060	—	10,660	10,660
Decorative Specialties	—	32,280	32,280	—	26,228	26,228

	$38,149	$66,975	$105,124	$33,496	$68,585	$102,081

6 months ended June 30
Net sales
Market Segment
Filter Media	$33,663	$4,197	$37,860	$30,862	$18,171	$49,033
Technical Specialties	26,645	18,664	45,309	25,980	22,925	48,905
Durable Specialties	14,353	23,598	37,951	13,408	32,155	45,563
Office Products	—	21,563	21,563	—	22,696	22,696
Decorative Specialties	—	59,599	59,599	—	26,228	26,228

	$74,661	$127,621	$202,282	$70,250	$122,175	$192,425

3 months ended Sept. 30
Net sales
Market Segment
Filter Media	$16,482	$1,663	$18,145	$14,203	$6,798	$21,001
Technical Specialties	13,802	9,768	23,570	11,103	10,192	21,295
Durable Specialties	7,388	11,332	18,720	5,838	12,550	18,388
Office Products	—	10,614	10,614	—	10,239	10,239
Decorative Specialties	—	26,545	26,545	—	29,935	29,935

	$37,672	$59,922	$97,594	$31,144	$69,714	$100,858

9 months ended Sept. 30
Net sales
Market Segment
Filter Media	$50,145	$5,860	$56,005	$45,065	$24,969	$70,034
Technical Specialties	40,447	28,432	68,879	37,083	33,117	70,200
Durable Specialties	21,741	34,930	56,671	19,246	44,705	63,951
Office Products	—	32,177	32,177	—	32,935	32,935
Decorative Specialties	—	86,144	86,144	—	56,163	56,163

	$112,333	$187,543	$299,876	$101,394	$191,889	$293,283

The following table details selected financial data by operating segment.

	Y E A R 2 0 0 2 (unaudited) (In Thousands)				Y E A R 2 0 0 1 (unaudited) (In Thousands)
	Operating Segments				Operating Segments
	German Operations	North American Operations	Other	Total	German Operations	North American Operations	Other(1)	Total
3 months ended March 31
Net Sales	$36,512	$60,646	$—	$97,158	$36,754	$53,590	$—	$90,344
Inter-segment net sales	—	6,165	(6,165)	—	—	1,978	(1,978)	—
Total net sales	$36,512	$66,811	$(6,165)	$97,158	$36,754	$55,568	$(1,978)	$90,344

EBIT	$7,122	$2,156	$—	$9,278	$5,478	$2,473	$—	$7,951

Depreciation and Amortization	$794	$2,647	$—	$3,441	$662	$2,319	$—	$2,981

Total assets	$118,850	$401,944	$—	$520,794	$112,278	$269,377	$—	$381,655

3 months ended June 30
Net Sales	$38,149	$66,975	$—	$105,124	$33,496	$68,585	$—	$102,081
Inter-segment net sales	—	9,052	(9,052)	—	—	3,062	(3,062)	—
Total net sales	$38,149	$76,027	$(9,052)	$105,124	$33,496	$71,647	$(3,062)	$102,081

EBIT	$6,504	$7,093	$—	$13,597	$4,520	$3,748	$(13,041)	$(4,773)

Depreciation and Amortization	$867	$2,832	$—	$3,699	$625	$3,616	$—	$4,241

Total assets	$136,926	$408,758	$—	$545,684	$111,995	$437,538	$—	$549,533

6 months ended June 30
Net Sales	$74,661	$127,621	$—	$202,282	$70,250	$122,175	$—	$192,425
Inter-segment net sales	—	15,217	(15,217)	—	—	5,040	(5,040)	—
Total net sales	$74,661	$142,838	$(15,217)	$202,282	$70,250	$127,215	$(5,040)	$192,425

EBIT	$13,626	$9,249	$—	$22,875	$9,998	$6,221	$(13,041)	$3,178

Depreciation and Amortization	$1,661	$5,479	$—	$7,140	$1,287	$5,935	$—	$7,222

Total assets	$136,926	$408,758	$—	$545,684	$111,995	$437,538	$—	$549,533

3 months ended Sept. 30
Net Sales	$37,672	$59,922	$—	$97,594	$31,144	$69,714	$—	$100,858
Inter-segment net sales	—	9,866	(9,866)	—	—	3,730	(3,730)	—
Total net sales	$37,672	$69,788	$(9,866)	$97,594	$31,144	$73,444	$(3,730)	$100,858

EBIT	$5,468	$5,509	$—	$10,977	$3,310	$(2,141)	$(10)	$1,159

Depreciation and Amortization	$928	$2,714	$—	$3,642	$639	$3,951	$—	$4,590

Total assets	$137,668	$412,052	$—	$549,720	$124,792	$428,781	$—	$553,573

9 months ended Sept. 30
Net Sales	$112,333	$187,543	$—	$299,876	$101,394	$191,889	$—	$293,283
Inter-segment net sales	—	25,083	(25,083)	—	—	8,770	(8,770)	—
Total net sales	$112,333	$212,626	$(25,083)	$299,876	$101,394	$200,659	$(8,770)	$293,283

EBIT	$19,094	$14,758	$—	$33,852	$13,308	$4,080	$(13,051)	$4,337

Depreciation and Amortization	$2,589	$8,193	$—	$10,782	$1,926	$9,886	$—	$11,812

Total assets	$137,668	$412,052	$—	$549,720	$124,792	$428,781	$—	$553,573

Note: Earnings before interest and taxes (EBIT) is not a measure in accordance with generally accepted accounting principles and is provided for additional information.	(1)	2Q 2001 Includes:
		Facility closure	$(12,869)
		Sale of technology	(172)
			$(13,041)

		3Q 2001 Includes:
		Facility closure	$(10,745)
		Sale of Technology	10,735
			$(10)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, Compared with Three Months Ended September 30, 2001

Net sales for the third quarter of 2002 were $97.6 million compared with $100.9 million for the third quarter of 2001, a decrease of 3.3%.  Sales in the German operations operating segment increased to $37.7 million compared with $31.1 million for the third quarter of 2001.  Sales in the North American operations segment decreased to $59.9 million compared with $69.7 million for the third quarter of 2001.

Sales in the German operations segment increased primarily due to growth in market size and share, benefiting from our technical innovations in the filter media and wall covering product lines.  Sales in the North American operations segment have decreased due to the sale of the North American engine filtration business to Ahlstrom in September 2001 and overall general economic weakness.

Gross margin for the quarter was 20.5% compared with 12.0% last year, due to improved production rates on our new paper machine in Warren Glen, reduced trial expenses and reduced fixed costs related to facility consolidations.

General and administrative expenses for the quarter were $8.7 million compared with $9.2 million for the same period in 2001.  The decrease was primarily due to lower workers compensation insurance expenses that were negotiated upon renewal of contracts.

Interest expense was $8.5 million for the quarter compared with $8.1 million last year.  The increase is due to a slightly increased average revolver balance.

The effective income tax rate was 54.4% compared with 16.2% for the third quarter of 2001.  The increase is primarily due to increased profitability due to the DSI acquisition, improved German operations, and a third quarter 2002 adjustment to bring the overall rate for the year in line with current projections. Without the adjustment, the third quarter rate would have been 48.0%.

During the third quarter, the company experienced net income of $1.1 million, or $0.16 per diluted share, compared with a net loss for the comparable 2001 quarter of $5.8 million, or $0.84 per diluted share.  No goodwill amortization was reflected in the third quarter of 2002 results; however, the impact for the third quarter of 2001 was $0.14 per diluted share. Results for the 2001 period included $1.0 million related to the sale of technology and facility closure expense of the Rochester, Michigan, facility, or $0.19 per share.

Nine Months Ended September 30, 2002, Compared with Nine Months Ended September 30, 2001

Net sales for the first nine months of 2002 were $299.9 million compared with $293.3 million for the first nine months of 2001, an increase of 2.3%.  Sales in the German operations operating segment increased 10.7% to $112.3 million compared with $101.4 million in the first nine months of 2001.  Sales in the North American operations operating segment decreased 2.3% to $187.5 million compared with $191.9 million for the same period in 2001.

Sales in the German operations segment increased primarily due to sales in our German filter growth in market size and share and strong industry conditions in Europe.  North American operations sales were impacted favorably by the acquisition of DSI in April 2001.  However, sales were lower primarily due to the sale of our North American filtration business to Ahlstrom in September 2001, the impact of one large customer taking business in-house, and general overall economic weakness.

Gross margin for the first nine months of 2002 was 20.8% compared with 14.6% last year due to lower pulp and energy prices, improved production rates on our new paper machine in Warren Glen, reduced trial expenses and reduced fixed costs related to facility consolidations.

General and administrative expenses for the first nine months of 2002 were $27.5 million compared with $21.8 million for the same period in 2001.  The increase is due primarily to expenses related to the DSI acquisition.

Interest expense was $26.0 million for the first nine months of 2002 compared with $18.7 million for the same period in 2001.  The increase is primarily due to additional debt related to the DSI acquisition.

The effective income tax rate for the first nine months of 2002 was 48.0% compared with 25.7% for the nine months of 2001.  The increase is primarily due to increased profitability due to the DSI acquisition, and improved German operations.

Net income for the first nine months of 2002 was $4.1 million, or $0.58 per diluted share, compared with a net loss of $11.4 million, or $1.65 per diluted share, for the same period last year.  In 2001 the write-off of the Fitchburg facility in the second quarter reduced net income by $12.3 million or, $1.79 per diluted share.  The 2001 period was impacted by the following nonrecurring items, as shown on a tax affected basis. The reversal of the Hughesville, New Jersey, facility closure charge added $4.3 million to income, or $0.63 per diluted share.  In addition, net income was reduced by an adjustment to the sale of a portion of the technology for the filter media business by $0.1 million, or $0.01 per diluted share and the loss on early extinguishment of debt of $0.7 or $0.10 per diluted share.  No goodwill amortization was reflected in 2002 results; however, the impact for the first nine months of 2001 was $0.32 per diluted share.

Liquidity and Capital Resources

As of September 30, 2002, we had outstanding $100.0 million of senior notes, which have a ten-year term beginning October 16, 1996, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding are $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. On January 31, 2002, the company amended the revolving credit facility with CIT to increase the facility to $60.0 million and extend the term until September 30, 2005. The amended credit agreement with CIT contains certain covenants, which require the maintenance of financial ratios. Testing of these covenants has been waived until December 31, 2002. During this grace period there will be an availability block on the $60.0 million revolving credit facility, which limits the company’s borrowing capacity to approximately $28.8 million. As of September 30, 2002, the balance under this credit facility was $1,000. On September 30, 2002, $11.8 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rates on this loan range from 8.0% to 8.47% with the balance amortizing over seven years. As of the same date, $2.2 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the nine months ended September 30, cash flows from operating activities were $27.4 million in 2002 and $46.5 million for 2001. During these periods, additions to property, plant and equipment totaled $10.0 million in 2002 and $21.9 million in 2001.

As of September 30, 2002, there were no material changes in the contractual obligations or long-term debt from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001 other than an additional $1.9 million funded by Jules and Associates secured by our paper machine at the Warren Glen, New Jersey facility. See Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES in the Annual Report on Form 10-K for the year ended December 31, 2001.

The company believes that cash flow from operations, plus existing cash balances and amounts available under credit facilities will be sufficient to fund its capital requirements, debt service and working capital needs through 2003.

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

New Accounting Pronouncements

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The company plans to adopt SFAS No. 145 on January 1, 2003.  The company has evaluated this statement and determined that the impact will be to reclass the loss on early extinguishment of debt from an extraordinary item to other expense.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and will be adopted by the company effective January 1, 2003.

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

We have substantial indebtedness. As of September 30, 2002, we had approximately $342,578 million of indebtedness. In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes Due 2011 (2001 notes), our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 (1996 notes), we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our stock; make investments; sell assets; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

ITEM 4.  CONTROLS AND PROCEDURES.

1.       Evaluation of disclosure controls and procedures.  Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.       Changes in internal controls.  There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

Not applicable.

Exhibits:

99.1 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: November 14, 2002

/s/ Bruce Moore
Bruce Moore, Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Alex Kwader, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of FiberMark, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Alex Kwader
Alex Kwader
Chief Executive Officer (Principal Executive Officer)

I, Bruce Moore, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of FiberMark, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Bruce Moore
Bruce Moore
Chief Financial Officer
(Principal Financial Officer)