Form 10-K
period 2002-12-31
FIBERMARK INC
filed 2003-03-31
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-20231

FIBERMARK, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-0429330
(State of incorporation)	(IRS Employer Identification No.)

161 Wellington Road P.O. Box 498 Brattleboro, Vermont 05302 (802) 257-0365

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).

Yes	☐	No	☒

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the New York Stock Exchange was $57,874,146 as of June 30, 2002.  Excluded from this computation were shares held by directors and executive officers of the company and their associates as a group.  Such exclusion does not signify that members of this group are “affiliates” of or controlled by the company.

The number of shares of common stock outstanding was 7,066,226 as of March 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement that will be filed with the Securities and Exchange Commission in connection with Registrant’s 2003 annual meeting of stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

FiberMark is a leading producer of specialty fiber-based materials meeting industrial and consumer needs worldwide, with facilities in the United States and Europe.  Incorporated as an independent company in Delaware in 1989, we subsequently went public in 1993.  Through strong technical capabilities, innovation and a service orientation, we hold leadership positions in our primary markets.  Using our versatile manufacturing capabilities – comprising papermaking, synthetic/nonwoven web technology, saturating, coating and other finishing processes – we generate products such as filter media; base materials for specialty tapes, electrical and graphic arts applications, wallcovering and sandpaper; and covering materials for office and school supplies, book production/publishing, printing and premium packaging.

We manufacture our engineered materials using a wide range of fibers and raw materials, including wood pulp, recovered paper, cotton, glass, rayon and other synthetic fibers, and typically sell them in roll or sheet form.  Our products range from lighter-weight papers to high-density pressboards, often with high-value added finishing processes.  We sell most of our products directly to customers through our internal sales force.  These customers, often called converters, manufacture components or finished products such as automotive oil filters, specialized masking tapes, electrical transformers, books and pressboard ring binders.  In some markets, we sell our materials through distributors or paper merchants.

Business Strategy

We seek to maximize returns to our stockholders by pursuing a strategy that has the following elements:

•                  Gain market leadership by excelling at serving existing and new markets with high value-added opportunities

•                  Pursue strategic, accretive acquisitions that build on our core competencies in existing and new markets

•                  Forge global, mutually beneficial partnerships with our suppliers and customers, creating catalysts for innovation and increasing our knowledge of marketplace needs

•                  Strengthen product and business development processes to accelerate our internal growth rates

•                  Optimize operations to gain competitive advantage in the markets we serve

•                  Enhance our technical, manufacturing, and service capabilities, aligning them with the product and service needs of our markets

•                  Add value to customers through continuous improvement of our productivity, aided by judicious facility consolidation, to generate improvements in our quality, service and cost structure

•                  Broaden our raw materials base

•                  Enhance responsiveness to customer requirements

•                  Create new market opportunities

•                  Reduce costs

•                  Reduce exposure to supply/demand volatility

Overview of Operating Segments, Product Families and Major Markets

As a specialty fiber-based materials producer, manufacturing and converting specialty papers, pressboards, nonwoven materials and combinations of various materials, we operate in two segments: German operations and North American operations.  Our German operations produce filter media, durable specialties and technical specialties.  Our North American operations produce decorative specialties, office products, durable specialties and a wide variety of technical specialties.

The following chart outlines the relationship among our segments, our broad product families and their corresponding products and markets:

German Operations
Filter Media	Technical Specialties
Transportation Filtration	Home/Commercial
Liquid: fuel/hydraulic/lubrication	Abrasive backing materials: sandpaper
Engine and vehicle passenger air	Wallcovering base
Home/Commercial Filtration	Application tape (sign industry)
Vacuum bags	Printing Substrates
Heating, ventilation, air-conditioning, cooling	Graphic arts
Security

Durable Specialties
Tape Substrates—Masking/Pressure Sensitive Tapes
Automotive: painting
Building construction/renovation: painting
Electronic components bandoleering

North American Operations
Technical Specialties	Durable Specialties
Electrical/Electronics	Tape Substrates—Masking/Pressure Sensitive Tapes
Insulating base for transformers	Medical, electronics and photographic
Assembly cushioning materials	Automotive: painting
Electronic component carrier material	Construction/renovation: painting
Graphic Art/Specialty Printings	Binding Tapes for Home and Office Products
Archival materials	Edge binding and reinforcing
Security papers	Durable Base Materials
Industrial High Performance	Label: imitation leather and synthetic
Wet strength: commercial/industrial processes	Protective coverings
Absorbent materials
Photographic packaging	Decorative Specialties
Home/Commercial	Book Publishing
Abrasive backing materials: sandpaper	Heavyweight cover materials
Wallboard joining and veneer backing	Lightweight cover/covering materials
Premium Packaging
Office Products	Latex-saturated wallcovering base
Cover Materials for Office Products
Binding, filing, presentation and active use
Cover Materials for Graphic Design Applications
Specialty packaging
Advertising/promotional materials

The revenue relationship of our operating segments to our product families is shown in footnote 20 to the consolidated financial statements included in this document, entitled “Segment Information”.

German Operations

Our German operations consist of FiberMark Gessner, located in Bavaria, Germany, and FiberMark Lahnstein, located northwest of Frankfurt in Rhineland-Palatinate, Germany.  For the year ended December 31, 2002, German operations accounted for 39% of our consolidated revenues.

Filter Media

Filter media is the largest product family within our German operations, with FiberMark Gessner’s filter business accounting for 44% of 2002 German operations revenues.  Although we market these products worldwide, the majority is sold within Europe, and secondarily in the Pacific Rim and Latin America.  A small volume is sold into the U.S.  The following chart summarizes the filter materials that we now produce, the markets they serve, and representative customers.

Materials/Products	End Products/Markets	Representative Customers
Transportation Filtration (car, truck, heavy-duty equipment, train, jet, etc.)
• Saturated and unsaturated paper that may be reinforced with cotton or synthetic fibers • Synthetic: nonwoven meltblown • Composite materials	• Liquid filters: fuel, lube, hydraulic oil • Air filters: engine and vehicle passenger cabin	• Filterwerke Mann+Hummel GmbH • Mahle Filterwerke GmbH • SOGEFI Filtration S.p.A. (Div. SOGEFI S.p.A)
Home/Commercial Filtration
• Paper and synthetic: nonwoven meltblown • Heating, ventilation, air-conditioning, cooling	• Vacuum cleaner bags	• Branofilter GmbH • Electrolux Filter AB • The Eureka Co. • Home Care Industries, Inc.

Competitors

Our largest single competitor in the filter business is FiberComposites, a division of Ahlstrom Corp., primarily in the transportation market.   Additionally, we compete with Hollingsworth & Vose (J.C. Binzer) in the transportation filter media market.  In the vacuum filter media market, Monadnock Paper Mills, Inc., is a competitor in the U.S. market and Neu Kaliss Spezialpapier GmbH and MB Papeleras Especiales S.A. are European competitors.

Manufacturing

We produce filter media primarily in our Feldkirchen/Westerham (“Weidach”) facility in Germany.  FiberMark Gessner also sells some filter media for vacuum bags from our Warren Glen, New Jersey, operation.  We manufacture base materials, including paper, often with combinations of non-wood pulp sources such as synthetic fibers and synthetic fiber-based materials, and combinations of paper and nonwoven materials.  In addition to manufacturing these base materials, we have saturating, coating, bonding and other finishing capabilities.

Technical Specialties

German technical specialties sales represented 36% of German operations revenues in 2002.  At FiberMark Gessner, the key technical specialties product family is latex-treated abrasive base materials used for sandpaper.  All of FiberMark Lahnstein’s production is included among our technical specialties, with wallcovering base its largest single product-line.  We also market printing and coating base materials.  We sold our disposable tablecloth business, formerly produced by FiberMark Lahnstein, to Ahlstrom Corp. in December 2002.

Materials/Products	End Products/Markets	Representative Customers
Home/Commercial		• 3M • C. Klingspor GmbH • Saint-Gobain Abrasifs • Starcke GmbH & Co.
• Base material: paper and nonwoven material	• Wallcovering, flooring
• Abrasive base	• Sandpaper: hand and machine sanding
• Specialty cover stocks for presenting, storing, and preserving information or materials	• Graphic arts/printing trade: menus, promotional literature, maps, durable documents, labels, flock
• Label base	• Laser printed labels: indoor or outdoor
• Security paper	• Identity cards, drivers’ licenses, car registrations, tickets, stock certificates

Competitors

Our competitors in this product family include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins (division of WORMS & Cie.), FiberComposites (division of Ahlstrom Corp.), Hollingsworth & Vose, Kimberly-Clark Corp., MeadWestvaco Corp., Munksjo Paper AB, and Neu Kaliss Spezialpapier GmbH.  In some of our niche markets, we compete with various large, integrated commodity paper manufacturers who may make less expensive substitute materials.

Manufacturing

FiberMark Gessner’s abrasive base materials are manufactured in our Bruckmühl, Germany, facility. FiberMark Lahnstein’s product lines are produced at our Lahnstein, Germany, site, with a small percentage of its base materials purchased from outside sources.

Durable Specialties

Durable specialties, marketed by FiberMark Gessner, accounted for 20% of our German operations revenues in 2002.  We produce specialty tape substrates, which may be raw, saturated and/or coated.  We believe that we are the leading worldwide producer of saturated masking tape base and a leading supplier of tape base.  The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:

Materials/Products	End Products/Markets	Representative Customers
Tape Substrates
• Masking tape base • Raw • Saturated	• Masking tape for: • Automotive painting: OEM and repair • Building construction/renovation: painting	• 3M • Alpha Beta Enterprise Co., Ltd. • Anker Abee • Sicad S.p.A. • Tesa A.G.

Competitors

Our competitors include a mix of large integrated manufacturers and smaller independent companies, such as Kimberly-Clark Corp., Wausau-Mosinee Paper Corp., Paper Line S.p.A., Ahlstrom Corp. and MeadWestvaco Corp.  We also compete with various small competitors, none of which has a dominant market position.

Manufacturing

We manufacture most of the base materials for this product family in Bruckmühl, Germany.  Additionally, our Warren Glen, New Jersey, facility supplies some tape base to FiberMark Gessner, and we purchase some material from outside suppliers.  Base materials are often saturated or coated, typically within FiberMark facilities, and in some cases, by our customers.

North American Operations

Our North American operations generate 61% of our revenues, which are sold worldwide.  We operate four paper mills and four converting operations in the northeastern United States and one converting operation in the United Kingdom (detailed in Item 2, below).  Additionally, we have an administrative site in South Hadley, Massachusetts, and a technical center in West Springfield, Massachusetts.  Our corporate headquarters, and also a production site, are located in Brattleboro, Vermont.  A significant portion of our papermaking operations supplies our converting operations with base materials.  The remainder of our paper machine production and most of our converting production is sold to customers, typically converters and distributors.

Decorative Specialties

Decorative specialties became our largest product family upon the completion of the April 2001 acquisition of Rexam DSI, accounting for 45% of 2002 North American operations revenues.  Our covering materials are predominantly used in the book publishing and luxury packaging industries.  We are the worldwide industry leader in latex-saturated decorative coverings. We add multiple coatings and embossing patterns to impart a full range of decorative treatments. Our lightweight colored saturated products are sold under a variety of trade names, including Kivar®, Skivertex® and Lexotone®, which are well-known worldwide within our markets. In graphic white saturated grades, we compete in the higher end segments of the book cover and photo album markets. Our Kivar Performa Type 2 is a recognized, premier brand for use in textbook covers, and is specified by a majority of state governments in the United States. Our coated cloth line operates under the FiberMark Red Bridge name.

We have developed some growth-oriented markets for our latex-saturated products in applications such as wallpaper, due to competitive advantages related to environmental impact, ink receptivity and durability. The customer base of the decorative specialties product family tends to be quite diverse, consisting of leading high-end publishing, printing and packaging companies. The following chart summarizes the decorative specialties we produce, the niche markets they serve, and representative customers:

Materials/Products	End Products/Markets	Representative Customers
Book Publishing and Premium Packaging Markets
• Colored saturated paper • Lightweight • Heavyweight • Graphic white saturated paper • Cloth covering materials • Saturated base • Bonded leather

•  Covering materials for hardbound books, particularly textbooks, photo albums and stationery products

•  Self-supporting covers for books and office/stationery products (diaries, date books, report covers)

•  High-end coverings for packaging

•  Menus

• Gane Brothers & Lane, Inc. • The Lehigh Press, Inc. • Permalin Products • Phoenix Color Corp. • Quebecor World, Inc. • R.R. Donnelley & Sons Company • Winter & Co.
Other Decorative Specialties
• Latex-saturated base: white and color	• Wallcovering • Binding materials, jeans labels, game boards

Competitors

Our direct competitors in the decorative coverings market include Industrial Coatings Group, Inc., Ecological Fibers, Inc., Monadnock Paper Mills, Inc., Guarro, a subsidiary of Arjo Wiggins (division of WORMS & Cie.), and BN International B.V. These competitors provide differing levels of competition in various geographic markets. We compete with materials such as PVC-based decorative materials, cloth and bonded leather, ranging from less expensive, commodity-like materials, such as colored kraft paper, to more expensive, premium materials, such as leather for packaging or book coverings and wood for luxury packaging. In the wallcovering market, we compete primarily with other substrate manufacturers such as Monadnock Paper and producers of vinyl, paper-based wallcovering and nonwoven materials in the U.S market.

Manufacturing

We manufacture the paper-based materials for this product family in our facilities in Brownville, New York, and Warren Glen, New Jersey.  Our converting operations purchase base material from these FiberMark facilities as well as outside sources, primarily for specialty products such as cloth.  These converting facilities, including Johnston, Rhode Island (scheduled to be closed June 30, 2003); Lowville, New York; Quakertown, Pennsylvania; Reading, Pennsylvania and Bolton, England, can apply latex-saturation, coating, embossing and other finishes to our decorative base materials.

Technical Specialties

For our North American operations, our technical specialties product family services the most diverse range of markets with a wide array of products.  Our primary products, detailed below, are base materials used in matboard for picture framing, electrical insulation materials for transformers, and photographic materials.  As a group, these products and markets represent 15% of 2002 North American operations sales revenues.

Materials/Products	End Products/Markets	Representative Customers
Electrical/Electronics		• 3M • Bedford Materials Co., Inc. • Crescent Cardboard, Co. • Nielson and Bainbridge • Vishay Intertechnology, Inc. • Weidmann Electrical Technology (the Wicor Group)
• Insulating base • Electronic component carrier material	• Electrical transformers • Manufacturers of chips and other electronic components
Graphic Arts/Specialty Printing
• Archival quality, acid free paper and boards; cover materials for storing, presenting information or materials	• Matboard for picture mounting/framing • Archival filing and storage products
• Security paper	• Identity cards/materials and tickets
Home/Commercial
• Abrasive backing material	• Sandpaper: hand and machine sanding
• Latex-treated material	• Veneer backing; wallboard joining
Industrial
• Wet strength	• Industrial process
• Friction materials	• Automotive
• Absorbent materials	• Blotter; humidity indicator; battery fabrication

Competitors

Our competitors in this product family include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins (division of WORMS & Cie.), International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc, FiberComposites (a division of Ahlstrom Corp.), Kimberly Clark Corp., Knowlton Specialties, MeadWestvaco Corp. and Munksjo Paper AB.  In some of our niche markets, we compete with various small competitors, typically none of which has a dominant market position.  In many of these product lines, manufacturers of alternate materials such as polyethylene or vinyl are also considered competitors.

Manufacturing

The base materials for this group of markets are typically manufactured in our two New Jersey facilities in Warren Glen and neighboring Hughesville.  Some products are manufactured at our Brattleboro, Vermont, facility.

Durable Specialties

Our durable specialties product lines represent 19% of our 2002 North American operations revenues.  This product line largely consists of specialty masking tape base and binding/stripping tapes.  These materials may be saturated and/or coated nonwoven materials or paper.  We believe that we are the leading worldwide producer of saturated masking tape base and the leading U.S. producer of binding or stripping tapes.  The following chart summarizes the key product lines, their corresponding finished products and markets, and representative customers within this market:

Materials/Products	End Products/Markets	Representative Customers
Tape Substrates		• Esselte Corp. • Intertape Polymer Group • Permacel • Smead Manufacturing Co.
• Base for masking tape and other pressure sensitive tapes • Raw • Saturated

•  Masking /pressure sensitive tape for:

•  Automotive painting: OEM and repair

•  Building construction/renovation: painting

•  Carrier and bandoliering materials used for electronics components manufacturing

•  Medical (first aid; indicator)

Binding Tapes
• Binding tapes: edge binding and reinforcing • Coated synthetic nonwoven materials	• Filing products, checkbooks, memo pads
Durable Base Materials
• Label base: synthetic and imitation leather • Synthetic materials	• Labels for seat belts, infant car seats and jeans • Protective covers for air bags

Competitors

Our competitors include a mix of large integrated manufacturers and smaller independent companies, such as Kimberly Clark Corp., Southern Label Company, Northeast Paper Converting Company and Ahlstrom Corp.  In some of our niche markets, we compete with various small competitors, none of which has a dominant market position.

Manufacturing

In the U.S., we either manufacture the base materials for this product family in our own facilities in Warren Glen and Hughesville, New Jersey, or we purchase from outside suppliers.  Our Quakertown, Pennsylvania, facility is a converting facility, relying on supply sources from within and outside of FiberMark.  Base materials are typically saturated, coated and embossed within FiberMark facilities and in some cases, by our customers.

Office Products

Office products include pressboards and cover materials used primarily for paper-based supplies used in the office, home or school.  These materials comprised 18% of our 2002 North American operations revenues.  The major components of this product family, associated end products/markets and representative customers are noted in the following chart:

Materials/Products	End Products/Markets	Representative Customers
• Specialty cover materials (heavyweight and lighter-weight) for products that present, bind, store or preserve information	• Binding: data and ring binders, notebooks • Filing / active use: file folders, pressboard folders and other filing products, diaries and planners • Presentation: document / report covers, folders	• ACCO World Corp • Cardinal Brands • Esselte Corp. • Smead Manufacturing Co.

Competitors

Our competitors in this market group include a mix of large integrated manufacturers and smaller independent companies, such as: International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., Fox River Paper Co., MeadWestvaco Corp. and Merrimac Paper Co., Inc.  In many of these product lines, manufacturers of alternate materials, such as polyethylene or vinyl, are also competitors.

Manufacturing

We manufacture the base materials for this product group primarily in our Brattleboro, Vermont, facility, and, to a lesser extent, in our Warren Glen and Hughesville, New Jersey, facilities.

Filter Media

In North America, we have sold the majority of our filter media business. In 2002 this business accounted for 3% of our North American operations revenues.  We sold to Ahlstrom Corp. the engine filtration portion of our North American filter business in September 2001 and the majority of our North American industrial filter media business in December 2002.  We no longer have sites in the U.S. dedicated to filter media production as we do in Germany.  We maintain some business in carbon-activated home water filtration.

Company Sales, Marketing and Distribution

FiberMark’s customers are primarily converters or manufacturers who rely on our base materials for making their finished or semi-finished products.  Our engineered materials are typically sold in roll or sheet form directly to customers through our internal sales force.  We rely primarily on our internal sales force, supplemented by agents, particularly for specialized markets or certain geographic markets outside of the United States.  In some markets, such as the markets for some of our decorative specialties, graphic arts and industrial filter media products, our products are sold through distributors or paper merchants.  In addition, we use merchants or stocking distributors for grades used for certain broad channels such as printers, packaging converters, select specialty book publishers and some specialized filtration markets.  Overall, direct sales to end users or converters accounted for approximately 80% of our net sales in 2002.  The remaining sales were made through distributors, especially in international markets.

Many of our customers are well known in their markets, with no single customer representing more than 5% of our net sales for the year ended December 31, 2002.

International Sales

With the combination of our U.K. operation acquired with DSI, our German businesses and export sales from the U.S., we now both sell and manufacture more than one-third of our business outside North America.  The majority of these sales are in Europe.  A detailed breakdown of sales revenue and property, plant and equipment by geographic region is found in footnote 20 to the consolidated financial statements, entitled Segment Information.

Employees

As of December 31, 2002, we employed a total of 1,853 employees, of whom 603 were salaried and 1,250 were hourly.

In the U.S., approximately 75% of our hourly employees are members, either of the Paper, Allied-Industrial, Chemical and Energy Workers International Union, known as PACE, the International Brotherhood of Electrical Workers, the Union of Needletrades Industrial & Textile Employees or the United Steelworkers of America.  However, the hourly employees at our facilities in Quakertown, Pennsylvania, and Brownville, New York, are unaffiliated with any union. In Germany our employees are represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (IG BCE).  Approximately 70% of salaried employees and all of the hourly employees are union eligible, but are not necessarily members, as membership is voluntary and not disclosed.  Employees are represented by a local works council.  In the United Kingdom, hourly employees are members of the Transport General Workers Union.

Our labor contracts expire as follows:

Facility	Expiration Date
Reading, Pennsylvania	May 8, 2005
Warren Glen, New Jersey(a)	May 23, 2004 May 25, 2004
Hughesville, New Jersey(a)	May 23, 2004 May 25, 2004
Lowville, New York	March 31, 2004
Johnston, Rhode Island(b)	October 1, 2003
Brattleboro, Vermont	August 31, 2005
Bolton, England.	May 5, 2003
Bruckmühl and Feldkirchen/Westerham, Bavaria, Germany(c)	March 31, 2003
Lahnstein, Germany(c)	March 31, 2003

(a)              Workers at our Warren Glen and Hughesville, New Jersey, sites are subject to two separate collective bargaining agreements.

(b)             The Johnston, Rhode Island, facility is scheduled to be closed by June 30, 2003.  The most recent labor agreement expired on September 30, 2002.  An extension was negotiated and will be in effect until October 1, 2003.

(c)              Expiration dates relate to the main labor agreement.  Portions within these contracts have different expiration dates.  German contracts are negotiated annually with industry representatives and the union, not by the company.

In general, we believe that we have good relations with our employees and their unions.

Raw Materials

We use a wide array of raw materials to formulate our products, including virgin hardwood and softwood pulp, secondary wood fiber from pre-and post-consumer waste, secondary cotton fiber from the apparel industry, synthetic fibers, such as nylon, polyester and fiberglass, synthetic latex, chemicals, pigments and dyes.  These materials are purchased from numerous suppliers worldwide.  We do not produce pulp.  Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations.  Approximately 7% of our revenues are based on contractual pricing that is indexed to commodity pulp.  These contracts provide us with some insulation from raw material cost variability.

We have a long-standing relationship with DuPont, our supplier of Tyvek® and Dacron®, and have never experienced a disruption in supply.  Although we are an approved DuPont converter and believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek®.  Any material interruption in our supply of Tyvek® could have a material adverse effect on the results of operations and financial condition.

Environmental Regulation and Compliance

We and our predecessors have invested substantially in pollution control facilities to comply with environmental laws and regulations.  We spent $5.6 million in 2002, $6.2 million in 2001, and $7.0 million in 2000 for environmental purposes.  While we believe our capital expenditures will prove sufficient to maintain substantial compliance with existing environmental laws, any failure to comply with present or future environmental laws could subject us to liability or require us to suspend or reduce operations.  In the future, the duty to comply with environmental laws could restrict our ability to expand our facilities, obligate us to acquire and operate costly equipment or otherwise force us to incur significant expenses.

We understand the United States Environmental Protection Agency (“EPA”) has named the previous owners of CPG Investors, Inc. (“CPG”) as potentially responsible parties (“PRP”) for costs to investigate and clean up various third-party sites.  We acquired CPG by merger in 1996.  We have no information suggesting that the EPA or any other agency or party plans to assert FiberMark is a PRP.  While we do not believe we have liability in connection with the investigation or clean up of those sites, we cannot assure you that our predecessors will satisfy their responsibilities in connection with such sites and, if they do not, whether the company will be targeted as a PRP.

CPG’s liabilities at those sites arose under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), which imposes liability on broad categories of PRPs.  Courts have interpreted CERCLA to impose retroactive, strict and under certain circumstances, joint and several, liability on PRPs for costs associated with investigating and cleaning up facilities.  Typically, current owners and operators of a facility, those who owned or operated a facility at the time of disposal of the hazardous substances, as well as those that generated or transported the hazardous substances may be liable as PRPs.  In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources.

The State of New Jersey required extensive environmental investigation regarding the release of hazardous substances, materials and/or wastes at two sites the company acquired from CPG in 1996.  Based on the results of those investigations, remediation may be necessary to address that contamination.  The former owners of CPG agreed to indemnify us, with some limitations, for various environmental liabilities arising from the historical use of the sites and from CPG’s conduct before we acquired CPG.  We cannot predict whether that limited indemnity will be sufficient to cover all material environmental liabilities associated with those sites.

In December 2002, the company’s subsidiary, FiberMark DSI, Inc., (“DSI”) voluntarily disclosed to the EPA that DSI may have violated certain federal air pollution control laws.  DSI disclosed the possible violations after auditing its compliance with those legal requirements at the DSI facilities in Lowville, New York and Johnston, Rhode Island.  The EPA has not informed us of whether it plans to seek penalties for the possible violations.  If the EPA decides to seek penalties based on the facts we disclosed, we do not believe the amount of the penalties would have a material adverse effect on our financial position or results of operations.

In December 2002, DSI also voluntarily disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) possible violations of state air pollution control law based on what it found during the voluntary audit conducted at the Lowville facility.  Based on the facts disclosed, the NYSDEC issued a notice of violation (“NOV”) to DSI on December 18, 2002.  DSI is negotiating with the NYSDEC to resolve the allegations made in the NOV.  We cannot predict whether the NYSDEC will seek a penalty, but we do not believe any such penalty would have a material adverse effect on our financial position or results of operations.

We have demanded that the former owner of the Lowville and Johnston facilities indemnify us under the terms of the purchase agreement in connection with losses the company has incurred and may incur as a result of the disclosures to the EPA and the NYSDEC.  The former owner has denied our claim, and we cannot predict whether our indemnification demand will succeed.

In 2002 the City of Fitchburg, Massachusetts (“City”) demanded that the company pay approximately $535,000, as its share of costs associated with upgrading a portion of the City’s wastewater treatment system.  The City based its claim on a 1973 agreement between the City and a predecessor to the company.  The company withdrew from the 1973 agreement before the City built that upgrade.  We have rejected the City’s demand, but cannot predict how we will resolve this claim.

In April 2001, the company acquired paper mill and converting facilities in Johnston, Rhode Island; West Springfield, Massachusetts and Brownville, New York.  As long as we provided notice within a certain time period, the former owner agreed to indemnify us for environmental investigation and remediation obligations for:  a) contamination known to exist prior to closing and b) unknown contamination existing prior to closing.  To date, the company has advanced several demands, and the former owner has met its indemnity obligations.  Under relevant state and federal environmental laws, the company may be a PRP and consequently could be required to perform remedial actions to address contamination, if the former owner defaults on this obligation.  The company believes that the potential for such default is remote.  Even if such a default were to occur, we do not believe that any resulting obligation would have a material adverse affect on our financial position or results of operations.

The NYSDEC has listed a portion of the company’s Lowville facility on its Hazardous Substance Waste Disposal Site Inventory.  The listing is based on potential impacts associated with activities that occurred there before the company acquired the facility.  In 1997 testing on the listed portion revealed concentrations below applicable cleanup objectives, but also revealed the presence of contamination elsewhere at the facility above applicable cleanup objectives.  In 1998 we completed cleanup activities to remediate likely sources of that contamination, and informed the NYSDEC that chemicals were present in groundwater in excess of applicable cleanup objectives.  The company has discussed with the NYSDEC the possibility that the source of the contamination may be a location other than the facility, and suggested that the contamination may originate off-site.  The NYSDEC has not asked the company to perform additional cleanup activities.  We cannot predict whether the NYSDEC will require us to take additional steps in the future, but we do not believe costs to perform such activities would have a material adverse effect on our financial position or results of operations.

Based upon our experience, we expect that the future cost of complying with existing environmental laws, and our liability for known environmental claims under those laws, will not have a material adverse effect on our financial condition and results of operation.  However, new information, changes in environmental laws or how they are interpreted, or more vigorous enforcement by regulatory authorities, may give rise to additional expenditures or liabilities that could be material to our financial condition and results of operations.

Available Information

We make available the periodic reports that we file with the Securities and Exchange Commission (the “SEC”) on the investor relations section of our Web site (www.fibermark.com), free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, paper or electronic copies may be obtained free of charge upon request by contacting investor relations at the following address: FiberMark, Inc., P.O. Box 498, Brattleboro, Vermont 05302, or by calling 802.257.5974.

Item 2. Properties

The following table depicts all of our properties as of December 31, 2002:

Facilities	Type of Facility	Owned/Leased	Sq. Feet
Brattleboro, Vermont(1)	Corporate/Mill/Converting	Owned	200,000
Fitchburg, Massachusetts (closed 12/9/01)	N/A	Owned	255,000
Warren Glen, New Jersey	Mill/Converting	Owned	299,000
Hughesville, New Jersey	Mill/Converting	Owned	88,000
Owensboro, Kentucky (closed 1/14/98)	N/A	Owned	47,000
Rochester, Michigan (closed 3/31/02)	N/A	Owned	96,000
Quakertown, Pennsylvania	Converting	Owned	165,000
Bruckmühl, Germany	Mill/Converting	Owned	275,698
Feldkirchen/Westerham, Germany	Mill/Converting	Owned	223,396
Lahnstein, Germany	Mill/Converting	Owned	188,585
West Springfield, Massachusetts (production site closed 6/30/02)	Administration	Owned	158,000
Johnston, Rhode Island(2) (to be closed 6/30/03)	Converting	Owned	80,000
Lowville, New York(3)	Converting	Owned	191,000
Brownville, New York(4)	Mill/Converting	Owned	123,000
Bolton, England (Red Bridge)	Converting	Owned	70,000
Reading, Pennsylvania	Converting	Leased	188,000
South Hadley, Massachusetts	Administration	Leased	24,211

(1)               Plus 75,000 sq. ft. of leased warehouse space in Brattleboro, Vermont

(2)               Plus 28,000 sq. ft. of leased warehouse space in Cranston, Rhode Island

(3)               The previously owned 103,000 sq. ft. building and associated land was sold to Coated Paper LLC, an affiliate of VIP Structures, Inc., on October 30, 2002.  At the same time, we contracted with Coated Paper LLC to construct a new 88,000 sq. ft. building expansion, which was completed January 31, 2003.  We will resume ownership of the entire site on January 31, 2005, at the end of our lease with Coated Paper LLC.  The new facility is expected to be fully operational by midsummer 2003 once all equipment has been moved from our Johnston, Rhode Island site.

(4)               Plus 5,000 sq. ft. of leased warehouse space in Watertown, New York

Our corporate headquarters is located in Brattleboro, Vermont. Most of our “mills” produce substrates or materials sold in roll or sheet form (largely specialty papers, nonwoven materials and combinations).  While most are manufactured on specialty paper machines, our Feldkirchen/Westerham, Germany site also contains a meltblown unit for producing synthetic nonwoven materials.  Most of our facilities also include some level of finishing or converting capabilities, such as laminating, coating, saturating or embossing, which may be quite extensive. We maintain international sales offices, all leased, in Kowloon, Hong Kong, P.R.O.C; Tokyo, Japan; and Annecy, France, as well as at our corporate headquarters and at our four European facilities.

Item 3. Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business.  We do not believe that the outcome of any of these proceedings will have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 2002.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock was first traded on March 11, 1993, on the NASDAQ National Market System (“Nasdaq”) under the symbol SPBI.  As of the close of business on April 8, 1997, the common stock ceased trading on Nasdaq and starting April 9, 1997, has been listed on the New York Stock Exchange (“NYSE”) under the symbol “FMK”.  The following table shows the high and low sale prices per share of the common stock as reported on the NYSE Composite Transactions Tape.

Year Ended December 31, 2002	High	Low
First Quarter	$6.70	$4.65
Second Quarter	$9.75	$5.95
Third Quarter	$9.00	$7.20
Fourth Quarter	$8.57	$5.05

Year Ended December 31, 2001	High	Low
First Quarter	$12.85	$7.75
Second Quarter	$14.80	$9.77
Third Quarter	$13.74	$6.02
Fourth Quarter	$7.63	$4.55

We had approximately 1,085 holders of record of our common stock as of March 4, 2003.  We had approximately 1,657 beneficial owners of our common stock as of March 4, 2003.  We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

The information required by this item regarding our securities authorized for issuance under option plans is incorporated herein by reference to the information presented under the caption entitled “Equity Plan Compensation Information” under item 12 of this filing on Form 10-K

Item 6.  Selected Consolidated Financial Data

The data set forth below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

FIBERMARK, INC.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001(5)	2000	1999	1998
Consolidated Income Statement Data:
Net sales(1)	$397,199	$394,321	$355,453	$325,308	$307,092
Cost of sales	324,692	342,888	294,237	263,385	249,337
Gross profit	72,507	51,433	61,216	61,923	57,755
General and administrative expenses	38,089	31,275	25,132	24,088	22,684
Facility closure expense (reversal)(2)	(955)	25,993	7,972	9,818	7,274
Sale of technology(2)	(2,997)	(12,336)	(8,422)	—	—
Goodwill impairment(6)	42,878	—	—	—	—
Income (loss) from operations	(4,508)	6,501	36,534	28,017	27,797
Cogeneration income(3)	—	—	—	—	(1,451)
Other expense, net(4)	1,464	5,429	1,579	469	152
Interest expense (net of interest income)	34,590	27,126	13,467	11,079	10,495
Income (loss) before income taxes and extraordinary items	(40,562)	(26,054)	21,488	16,469	18,601
Income tax expense (benefit)	13,432	(7,937)	8,629	7,486	7,092
Income (loss) before extraordinary item	(53,994)	(18,117)	12,859	8,983	11,509
Extraordinary item	—	(696)	—	—	—
Net income (loss)	$(53,994)	$(18,813)	$12,859	$8,983	$11,509

Weighted average shares outstanding	7,023	6,876	6,830	7,659	7,751

Basic earnings (loss) per share	$(7.69)	$(2.74)	$1.88	$1.17	$1.48
Diluted earnings (loss) per share	(7.69)	(2.74)	1.84	1.15	1.43

Other Consolidated Operating Data:
Depreciation and amortization	$15,835	$17,102	$11,444	$9,290	$8,953
Capital expenditures	16,036	27,743	42,598	15,736	13,943

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Working capital	$94,252	$75,770	$76,397	$69,085	$80,591
Total assets	493,915	516,939	386,213	346,946	311,231
Long-term debt (net of current maturities)	341,073	339,277	182,294	168,974	133,583
Stockholders’ equity	36,229	80,537	102,948	91,777	97,563

See accompanying notes to selected consolidated financial data.

Notes to Selected Consolidated Financial Data

(1)          The increase in net sales for the year ended December 31, 1999, reflects the acquisition of Papierfabrik Lahnstein on August 1, 1999.  Lahnstein generated net sales of $15.9 million in 1999 during this period of ownership, and $39.7 million in 2000.  The increase in net sales for the year ended December 31, 2001, reflects the Rexam DSI acquisition on April 18, 2001.  DSI generated net sales of $83.1 million in 2001 during this period of ownership and $110.3 million in 2002.

(2)          On November 4, 1998, the company announced that it planned to cease operations at its Beaver Falls, New York, facility.  The New York facility was closed on January 29, 1999.  The company recorded a $7.8 million pre-tax charge related to the closure of this facility in the fourth quarter of 1998.  We also reduced closure expenses for the Owensboro, Kentucky, facility, which was closed in 1997, by $0.5 million in 1998.

On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and had planned to consolidate operations from the neighboring Hughesville, New Jersey, mill.  Accordingly, the company recorded facility closure costs of  $7.2 million.  In 1999 the company also increased closure expenses for its previously closed Beaver Falls and Owensboro facilities by $0.1 million and $2.5 million, respectively.  In 2000, the company added approximately $45,000 of expenses related to Beaver Falls, and reduced Hughesville closure expenses by $232,000.

On September 1, 2000, the company agreed to sell a portion of the filter media products manufactured at its leased Richmond, Virginia, facility to Ahlstrom Corp.  As of December 31, 2000, related facility closure charges of $8.2 million were recorded.  Proceeds from the sale of technology net of legal expenses were $8.4 million.  In 2001 these facility closure charges were adjusted by $0.3 million and the proceeds decreased by $0.2 million.

On August 1, 2001, the company reached a decision to retain operations at its Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million).  On December 13, 2001, the Beaver Falls facility was sold to LTX Corporation.  Proceeds, net of expenses, were $0.2 million.  Additionally the company reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.  During the year 2001, the company ceased operations at its Fitchburg, Massachusetts, facility.  The company recorded a related charge of $20.7 million in 2001.  Also during 2001, the company sold the balance of its U.S. engine filter media business and equipment to Ahlstrom Corp. and ceased operations at its Rochester, Michigan, facility.  Related facility closure charges of $12.6 million were recorded.  Proceeds related to this sale of technology were $12.5 million, net of expenses.  In 2002 the company reduced closure expenses for the Fitchburg facility by $0.5 million and the Rochester facility by $0.5 million.

On December 31, 2002, the company sold most of its North American industrial filter media as well as its German disposable non-woven tablecloth business and certain equipment at our Reading, Pennsylvania facility to Ahlstrom Corp.  The company also purchased selected vacuum bag filter technology and certain assets from Ahlstrom Corp.  The net gain from these transactions was $3.0 million, net of expenses.

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

(4)          On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, facility.  The sale of these assets resulted in a book gain of $17,187,000.  This gain was amortized over the ten-year life of the lease.  The assets relative to this lease were repurchased on September 30, 1999.  Other expenses, net for the 1999 and 1998 periods include $1,289,000 and $1,719,000, respectively, of amortized income related to a deferred gain on the sale-leaseback transaction.

(5)          On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million.  This acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011.  Related interest of $17.5 million was recorded in 2001.  The balance of the senior notes was used to repay existing indebtedness including German bank debt.  The retirement of German bank debt resulted in an after-tax prepayment fee of $0.7 million.  The acquisition was accounted for using the purchase method.  Accordingly, $109.8 million of goodwill was recorded, which was being amortized on a straight-line basis over thirty years through 2001.  Related amortization of $2.5 million was recorded in other expenses in 2001.

(6)          During the fourth quarter of 2002, we recorded a goodwill impairment charge related to our North American operations of $42.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading producer of specialty fiber-based materials for industrial and consumer needs worldwide, with 12 production facilities in the U.S and Europe. Our versatile manufacturing capabilities comprising papermaking, synthetic/nonwoven web technology, saturating, coating and other finishing processes generate products sold in roll or sheet form. Our product line includes specialty papers, high-density pressboards, treated cloth, nonwoven materials that may offer the performance or appearance of cloth or advanced fiber-based materials, latex-saturated papers with the feel of leather or other durable materials, and composite materials.

We sell our base materials to fill the needs of a wide variety of markets and customers, who are primarily manufacturers of finished products or components.  Our customers may have very technical needs or high aesthetic demands, or a combination of both, for the products we make for them.

Formed as an independent company in 1989, we subsequently went public in 1993.  Since 1994, we have completed six acquisitions, streamlined our operations and sold technology that we no longer needed to achieve our growth plans.  Through strong technical capabilities, innovation and a service orientation, we believe we hold leadership positions in most of our primary markets.  As a result of these acquisitions, divestitures and changes in our operations undertaken since 1994, the converting side of our business has increased in significance compared with our papermaking production.

Important Factors and Trends

We have identified several important factors that affect our operating results:

•                  the overall state of the global economy, particularly regions accounting for most of our sales: U.S., Europe and Asia

•                  the extent to which our markets are mature or faster growing

•                  The majority of our markets are mature and their growth tends to correlate with growth in gross domestic product (GDP).  Some markets are shrinking slowly due to substitution of alternate base materials (such as plastics or films) or due to shifts in demand for our customers’ products (such as migration from data binders to ring binders or from books to electronic technologies)

•                  Certain markets offer higher growth for us due to our ability to create innovative products that have growing appeal versus traditional media (e.g. fire retardant filter media for transportation applications or nonwoven wallcovering versus paper or vinyl-based wallcovering)

•                  the cost of key raw materials, particularly wood pulp, and to a lesser extent, latex, and the degree to which we are able to pass through cost increases to our customers

•                  the efficiency levels of our manufacturing operations, which reflect:

•                  our endeavors to streamline operations, which may negatively influence short-term efficiencies

•                  capacity utilization levels, which are clearly tied to fluctuations in sales volumes

•                  the quality, service and technical capabilities we offer our current and prospective customers

Our business has experienced numerous changes, the dynamics of which vary by market.  However, in general, we can identify a number of trends that relate to many of our markets, such as:

•                  industry consolidation through mergers and acquisitions

•                  higher concentration among our manufacturing customers

•                  consolidation among distributors, and their ownership relationships with manufacturers

•                  retail consolidation producing fewer, more dominant retailers, such as office product superstores, which tend to focus on reducing prices and narrowing the range of products offered

•                  increasing emphasis on price as the dominant component of the purchasing equation, often coupled with general pricing pressure, particularly when economic conditions are weak

•                  some substitution of lower cost or higher performance alternate materials or technologies

•                  changes in demand for products or categories of products which can either benefit us, such as the growth in nonwoven wallcovering in Europe at the expense of paint and traditional paper wallcoverings, or can hurt us, as with the decline of data binders due to growth of laser printed output versus wide-format computer paper

•                  capacity growth relative to demand, both throughout the paper industry and especially in certain of our markets, resulting in lower capacity utilization, more aggressive competition and lower margins.  Capacity is currently tight in a few of our markets, but we believe those situations are likely to stabilize within the next few years, which could reduce pricing levels

In short, these trends have tended to diminish the value of our historic customer relationships and necessitate regular innovations in technology, service, performance and our cost structure to maintain and develop new business opportunities.  These overall trends have impacted, or are expected to impact, our results as follows:

•            lower than expected sales as gains of business from customers have been offset by losses of certain types of business, such as business taken in-house by customers

•            lower margins, particularly in our North American operations

•            higher revenues and earnings in our German operations

•            in total, earnings during 2001 and 2002 that did not achieve targeted results, primarily due to weak sales related to economic conditions, delays in our facility consolidation, and short-term operating inefficiencies as we undertook an extensive consolidation of our operations

Our principal concerns relate to:

•                  Our ability to realize the expected cost savings related to our site closures and facility consolidations. While some of these savings have been realized, they have been achieved more slowly than expected due to offsetting inefficiencies that we believe are short term in nature.  Some consolidation activity was delayed due to the time necessary to effectively implement the transfers, while other activity was delayed in order to postpone associated capital spending given uncertain economic conditions

•                  Our ability to pass through raw material cost increases to our customers, such as in wood pulp or latex, particularly in recessionary times

•                  Challenges associated with achieving sales growth, including finding new high growth, high margin product lines while offsetting the effects of market shrinkage or slow growth in the mature markets in which we compete.  Given our already strong market positions, further market share gains can be difficult to obtain.

•                  Our ability to manufacture our product lines while achieving necessary efficiency levels on our paper machines in our New Jersey operations

•                  Our ability to achieve improved earnings performance in North America, returning to our historical levels of earnings growth

•                  Continuing to attract high potential, effective employees at all levels of the organization

We expect to make continued improvements to our cost structure as we complete our facility consolidations and reach targeted efficiency improvements in our New Jersey operations.  It is difficult to gauge the pace of our progress in this regard, but we currently anticipate completing our consolidation by year-end 2003, having achieved meaningful improvements in efficiencies before that point.

Acquisitions, Divestitures and Consolidations

During our history as an independent company, we have undertaken a series of acquisitions, divestitures and consolidations designed to broaden and deepen our product and market capabilities, lower our manufacturing costs, lessen our dependence on certain raw materials and improve our operational flexibility.  We have acquired and integrated six major businesses since 1994, consolidated redundant facilities and grown our revenues from $80.0 million in 1993 to $397.2 million in 2002.  The following acquisitions, divestitures and consolidations were instrumental in pursuing our objectives.

Effective January 1, 1998, we acquired Steinbeis Gessner GmbH, referred to as Gessner, for a purchase price of $43.0 million. Gessner, headquartered near Munich, Germany, is a leading producer of specialty fiber-based materials sold into the filtration, technical specialties and durable specialties markets.  Gessner’s sales for 1998 were $81.2 million.  To finance this acquisition, we sold 1,500,000 shares of common stock on December 15, 1997 and 135,000 shares on January 15, 1998 for aggregate gross proceeds of $33.5 million and net proceeds to us of approximately $31.0 million.  To complete the financing of the Gessner acquisition, we also borrowed  $29.6 million from Bayerische Vereinsbank in Munich, Germany on January 12, 1998.  This term loan was repaid on April 19, 2001.

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

On August 31, 1999, we initiated a project to install a new paper machine at our Warren Glen, New Jersey, facility.  We also made plans to consolidate operations from our Hughesville, New Jersey facility to Warren Glen.  In connection with this planned consolidation, we recorded facility closure costs of  $7.2 million.  In 1999 we also increased closure expenses for our previously closed facilities by $2.6 million.  In 2000 facility closure expenses were decreased by $0.2 million.

On September 30, 1999, we terminated our sale/leaseback facility with The CIT Group, and repurchased the assets at our Brattleboro, Vermont, mill.  Concurrently, we expanded our revolving credit facility with CIT from $20.0 million to $50.0 million.  On an annualized basis, this transaction reduced lease expense by $4.5 million and increased depreciation expense by $1.2 million.  Due to this cost structure reduction, inventory valuation was reduced by $0.8 million.  We also incurred refinancing fees of $0.3 million, which are being amortized over the term of the agreement.

On September 1, 2000, we entered into an agreement with Ahlstrom Paper Group to sell certain filter media production technology and equipment and a portion of the filter media volume manufactured at the Richmond, Virginia, facility.  We completed the transfer of the remaining Richmond volume to other FiberMark facilities and closed the Richmond facility in June 2001.  As of December 31, 2001, we recorded $8.5 million in closure charges and $8.2 million revenue from the sale of technology.

On April 18, 2001, we acquired Rexam DSI for a purchase price of $140.0 million.  DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products.  DSI’s sales for 2001 were $120.5 million for the full year, of which FiberMark realized $83.1 million during our partial year of ownership.  The acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011.  The balance of the senior notes was used to repay existing indebtedness and for financing and acquisition fees.

On August 1, 2001, we reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million).  On December 13, 2001, we sold the Beaver Falls, New York, facility to LTX Corporation.  Proceeds net of expenses were $0.2 million.  We also reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.  During the year 2001, we ceased operations at our Fitchburg, Massachusetts, facility.  We recorded a related charge of $20.7 million in 2001.  In 2002, facility closure expenses were decreased by $0.5 million.  Also during the year, we sold the balance of our U.S. engine filter media business and equipment to Ahlstrom Corporation and ceased operations at our Rochester, Michigan, facility in 2001.  Related facility closure charges of $12.6 million were recorded in 2001.  In 2002, facility closure expenses were decreased by $0.5 million. Proceeds related to this sale of technology were $12.5 million, net of expenses in 2001.

On December 31, 2002, we concluded a series of transactions with Ahlstrom Corp.  We sold most of our North American industrial filter media business, representing $4.8 million in annual sales, as well as our German disposable nonwoven tablecloth business, representing $1.8 million in annual sales.  Simultaneously, we purchased a portion of Ahlstrom’s vacuum bag filter media business, representing $1.9 million in annual vacuum bag filter media sales.  We also sold $0.4 million in equipment.  In consideration, we received cash proceeds of $3.5 million at the time of the transaction and another $1.3 million during the first quarter of 2003.

Principal Financial Metrics

Earnings per share is the primary financial metric that we use to evaluate our financial results, as well as to assess senior manager performance and bonus compensation.  We also use the following metrics to evaluate our financial results:

•                  compound annual growth rate of earnings per share

•                  earnings before interest and taxes, depreciation and amortization (commonly referred to as EBITDA)

•                  compound sales growth

•                  free cash flow

•                  return on capital

•                  operating income margin

or to place our financial results in context:

•                  leverage ratio, defined as net debt to total capitalization

•                  market to book value

•                  book value per share

Operating Data as a Percentage of Sales

The following table sets forth certain operating data as a percentage of net sales.

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.7	87.0	82.8
Gross profit	18.3	13.0	17.2
General and administrative expenses	9.6	7.9	7.1
Facility closure	(0.2)	6.6	2.2
Sale of technology	(0.8)	(3.1)	(2.4)
Goodwill impairment	10.8	—	—
Income (loss) from operations	(1.1)	1.6	10.3
Other expense, net	0.4	1.3	0.5
Interest expense, net of interest income	8.7	6.9	3.8
Income (loss) before income taxes	(10.2)	(6.6)	6.0
Net effect of income taxes	3.4	(2.0)	2.4
Extraordinary item net of income tax benefit	—	(0.2)	—
Net income (loss)	(13.6% )	(4.8% )	3.6%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

For the year ended December 31, net sales were $397.2 million in 2002 compared with $394.3 million in 2001, a 0.7% increase.

Sales from German Operations

Sales from German operations increased 12.7% to $153.1 million in 2002 from $135.8 million in 2001.  As described below, this improvement was primarily related to strength in automotive and other transportation-related filter media, new business in saturated tape base, market growth in nonwoven wallcovering and a stronger Euro, on average, in 2002 compared with 2001.  The estimated effect of the stronger Euro on 2002 sales was $7.8 million.

German operations filter media sales grew 11.6%, or $7.1 million, due to strong market conditions, particularly in transportation.  Additionally, we have grown our fire retardant filter media business for car, truck and rail applications, due, we believe, to our strong quality and innovative product line.  Vacuum bag filter media sales were essentially unchanged in 2002 compared with 2001.

Technical specialties sales for German operations increased 12.4%, or $6.0 million, primarily due to stronger sales at Lahnstein, largely driven by market growth in nonwoven wallcoverings.  Additionally, sales in the much smaller latex-treated abrasive-backing material product family (used in sandpaper) grew due to comparable market growth.

Durable specialties sales for German operations, consisting of raw and saturated tape base, increased 16.0%, or $4.2 million.  A large portion of this growth was due to sales gains with a relatively new customer in Taiwan that is selling to the growing Pacific Rim market; the balance was due to modest improvement in business conditions worldwide.

Sales from North American Operations

Sales in our North American operations were $244.1 million in 2002 versus $258.5 million for the prior year, a 5.6% decline.  As described below, sales from North American operations were influenced by general economic weakness, and declined by approximately $20.0 million due to the divestiture of the company’s U.S. engine filtration business and by approximately $11.0 million due to the loss of a large masking tape base customer that took business in-house in August 2001.  Sales were benefited by owning DSI for 12 months in 2002 compared to eight and a half months in 2001, with the extra months of DSI operations contributing $27.2 million in sales.  Excluding all DSI sales recorded in both years ($83.1 million in 2001 and $110.3 million in 2002) and excluding 2001 sales for the tape business that was lost in 2001 (approximately $11.0 million) and the filter business that was sold in 2001 (approximately $20.0 million), North American sales declined by $10.6 million or 7.3%.

Decorative specialties sales, primarily covering materials for book publishing and packaging, were $110.3 million in 2002 versus $83.1 million in 2001.  Sales increased 32.7% in 2002 due to the full year 2002 benefits of the April 2001 Rexam DSI acquisition. However, comparing full year sales for both years, revenues from this business declined 8.7% primarily due to a weak publishing market, in the face of industry-wide manufacturer and publisher consolidations, job eliminations and competition from lower-priced alternatives.  The elementary high school (elhi) segment was particularly affected in this period of unprecedented fiscal challenges for states and local school districts.  Furthermore, weak packaging sales resulted from lower promotional expenditures and the weak European economy, where a significant portion of our specialty packaging business is generated.

Durable specialties sales were $45.9 million in 2002 versus $56.3 million in 2001, an 18.5% decline.  This decline was primarily attributable to the loss of business brought in house by our largest U.S. tape customer in August 2001, which had provided approximately $11.0 million in 2001 revenues.

Office products sales were $43.7 million in 2002 versus $44.5 million in 2001, a 1.8% decline.  Weak sales reflected the mature product categories in which our materials are primarily used, such as file folders, presentation covers, ring binders and school notebook covers. To some degree, industry trends such as product downgrading, narrowing of product line offerings and retail pricing pressure, particularly given the increasing role of office products super stores, have adversely affected our sales volume and our margins in this business.

Technical specialties sales were $36.9 million in 2002 versus $43.9 million in 2001, a 15.9% decrease.  Sales declined in most major market areas primarily due to continued industrial economic weakness, the product life cycles of several mature businesses and selective market pruning as we transitioned materials previously manufactured at other facilities. We also maintained steady sales levels in a few markets, notably electrical insulation materials.

Filter media sales were $7.3 million in 2002 compared with $30.7 million in 2001, a 76.2% decrease primarily due to the sale of our North American engine filtration business.  Additionally, although it did not impact 2002 sales, we sold a substantial portion of our industrial filter media business in the U.S. on December 31, 2002 that accounted for approximately $4.8 million in sales during 2002.

Nearly all of the year-to-year changes in sales were due to volume changes rather than to pricing changes.

Company-wide Data

For the company, gross margin increased to 18.3% in 2002 from 13.0% in 2001 due to lower pulp prices, improved production rates on our new paper machine in Warren Glen and in our German operations, reduced trial expenses and also reduced fixed costs related to facility consolidations.  Paper machine capacity utilization was higher in 2002 versus 2001 due to improved balance between inventory and demand levels.  In 2002 we reduced the depreciable lives on certain fixed assets, which resulted in additional depreciation expense of $1.2 million, and also recorded $1.1 million of expense related to inventory revaluations.  General and administrative expenses for the company increased 21.7% to $38.1 million in 2002 compared to $31.3 million in 2001. This increase is primarily due to the full year impact of the April 18, 2001, DSI acquisition ($3.3 million), $1.1 million in severance expense related to a North American workforce reduction, and higher levels of legal and professional fees.

We incurred a $4.5 million loss from operations (1.1% of sales) in 2002 versus income from operations of $6.5 million (1.6% of sales) in 2001. In our German operations segment, income from operations increased 32.8% to $24.3 million (15.9% of German operations sales) from $18.3 million (13.5% of German operations sales) in 2001.  This increase was due to higher volume supported by capacity increases installed in 2001, improved production rates and lower pulp prices.  In our North American operations segment our loss from operations increased by 144.1% to $28.8 million (11.8% of North American operations sales) from $11.8 million (4.6% of North American operations sales) in 2001.  This increased loss was primarily attributable to a $42.9 million goodwill impairment charge.  North American operations were also negatively impacted by lower proceeds from sale of technology ($9.8 million), and were benefited by lower facility closure expenses ($26.9 million).  Apart from these three items, income from North American operations would have improved by $8.8 million in 2002, reflecting improved production rates on our new paper machine in Warren Glen, lower pulp prices, reduced trial expenses and reduced fixed costs related to facility consolidations.

Other expenses decreased to $1.5 million in 2002 from $5.4 million in 2001 due primarily to the cessation of goodwill amortization effective with the adoption of SFAS No. 142.

Net interest expense was $34.6 million in 2002 compared with $27.1 million in 2001. This increase was primarily due to the full year impact in 2002 of debt related to the April 2001 DSI acquisition.

Income taxes were $13.4 million or 33.1% of our pre-tax loss in 2002 compared with a tax benefit of $7.9 million or 30.5% of our pre-tax loss in 2001.  In 2002 we recorded a $18.4 million valuation allowance against our deferred tax assets because management determined that it was more likely than not that the deferred tax assets would not be realized.

The net loss for 2002 was $54.0 million, or $7.69 per share, compared with a net loss of $18.8 million, or $2.74 per share, for the reasons described above.

Year Ended December 31, 2001, Compared with Year Ended December 31, 2000

For the year ended December 31, net sales were $394.3 million in 2001 compared with $355.5 million in 2000, a 10.9% increase.

Sales from German Operations

Sales from German operations were $135.8 million in 2001 compared with $134.7 in 2000, an increase of 0.8%, due to higher sales in filter media and technical specialties ($3.3 million), partially offset by weaker sales in durable specialties ($2.2 million).

Filter media sales were $61.1 million in 2001 compared with $59.4 million in 2000, an increase of 2.9%.  Sales in automotive and vacuum bag filtration media were approximately $1.7 million higher due to market growth, and even stronger in automotive filtration, where we continue to achieve market share gains due, in our view, to our strong technology and service.

Technical specialties sales were $48.6 million in 2001 compared with $47.0 million in 2000, an increase of 3.4%. Sales in abrasive base papers were flat, and certain product lines such as those associated with the printing industry declined, as the European economy remained weak.  However, sales in nonwoven wallcovering base grew at double-digit levels due to growth in this product category and market share gains in this young FiberMark product line.

Durable specialties (tape base) sales were $26.1 million in 2001 versus $28.3 million in 2000, a decline of 7.8%.  Tape base business for masking tape was weak worldwide during 2001, due primarily to weak European economic activity, particularly in home construction and repair demand.  Additionally, demand for some original equipment applications (painting aids for cars) have declined due to technological changes in the painting process.

Sales from North American Operations

Sales from North American operations were $258.5 million in 2001 versus $220.8 million in 2000, an increase of 17.1%.  The DSI acquisition contributed $83.1 million in sales from April 18, 2001, through year end.  The September 2001 sale of a portion of our North American engine filtration business accounted for a decline of approximately $12.0 million in sales in 2001, and revenues from other sources declined $24.4 million, or 12.0%.

Durable specialties sales were $56.3 million in 2001 versus $71.3 million in 2000, a decline of 21.0%.  Sales slumped worldwide in this market, particularly in the Pacific Rim, due to the impact of general economic weakness and a decline in usage for automotive masking tape in original equipment painting aid applications.  In addition, a key customer brought manufacturing in house (accounting for a loss of approximately $3.0 million in expected revenues over the final four months of the year).

Office products sales were $44.5 million in 2001 versus $50.4 million, an 11.7% decrease in 2000 due to weak economic activity, industry consolidation and lower sales in more price-sensitive filing grades.

Technical specialties sales were $43.9 million in 2001 compared with $54.8 million in 2000, a decline of 19.9%. This decline was attributable to a general softening in the U.S. economy, particularly the industrial sector, weaker demand for matboard and archival materials and reduced levels of electronic fabrication due to slumping high technology sales worldwide.

Filter media sales in North American operations were $30.7 million in 2001 compared with $44.3 million in 2000, a decline of 30.7% due primarily to the sale of a portion of our North American engine filtration business, which accounted for approximately $12.0 million of the decline.

Company-wide Data

For the company, gross margin decreased to 13.0% in 2001 from 17.2% in 2000.  This decrease in gross margin was attributable to lower volume in our North American operations, inventory reduction efforts resulting in lower capacity utilization, expenses associated with the startup of our new paper machine at Warren Glen, New Jersey, a new saturating line in Germany and trial production expenses related to our North American consolidation program.

General and administrative expenses increased 24.7% to $31.3 million in 2001 from $25.1 million in 2000.  This increase was concentrated in the North American segment, primarily due to the DSI acquisition.

Income from operations decreased 82.2% to $6.5 million (1.6% of sales) in 2001 from $36.5 million (10.3% of sales) in 2000.  In our German operations segment, income from operations decreased 6.6% to $18.3 million (13.5% of German operations sales) in 2001, from $19.6 million (14.6% of German operations sales) in 2000 due to lower capacity utilization, inventory reductions and startup expenses on a new saturating line.  In our North American operations segment we incurred an $11.8 million loss from operations in 2001 (4.6% of North American operations sales) as compared to income from operations of $16.9 million (7.7% of North American operations sales) in 2000.  This reduction was due to decreases previously mentioned in sales and gross profit and to higher facility closure expenses ($26.0 million in 2001 versus $8.0 million in 2000), offset in part by higher proceeds from sale of technology ($12.3 million in 2001 versus $8.4 million in 2000).

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

Income taxes were a benefit of  $7.9 million or 30.5% of taxable losses in 2001 compared with $8.6 million or 40.2% of taxable income in 2000.  The lower tax rate was due to reduced tax rates in Germany and the impact of the goodwill write-off in conjunction with the sale of the remainder of our U.S. engine filter media volume.

The net loss for 2001 was $18.8 million, or $2.74 per share, compared with net income of $12.9 million, or $1.84 per share, for 2000.  The tax adjusted impact of 2001 facility closure expenses and sale of technology proceeds was approximately $9.0 million versus associated net income of approximately $0.3 million in 2000.  The remaining difference of $22.4 million was caused by the other factors described above.

Liquidity and Capital Resources

We believe that cash flow from operations, plus existing cash balances and amounts available under credit facilities will be sufficient to fund our capital expenditures, debt service and working capital needs in 2003.

Our historical requirements for liquidity and capital have been primarily for servicing debt, capital expenditures and working capital.  For the twelve months ended December 31, cash flows from operating activities were $17.0 million in 2002 and $45.1 million in 2001.   During these periods, additions to property, plant and equipment totaled $16.0 million in 2002 and $27.7 million in 2001.

Liquidity Requirements

During 2003, we expect to require liquidity primarily for principal and interest payments on our outstanding debt and for capital expenditures.  For the year ending December 31, 2003, interest on our senior notes, payable semi-annually, will be $34.1 million and interest on secured term loans and the sale-leaseback (see note 7 to the Consolidated Financial Statements) is estimated to be $1.4 million, based on current LIBOR rates.  Principal payments required on these term loans and payments required under the sale-leaseback transaction for the next 12 months will be $5.5 million.  We will balance the level of capital expenditures for the year 2003 against the strength of the economy and anticipate the range of spending to be from $15.0 million in a weak economy to $25.0 million in a more robust economy.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at December 31, 2002 (in millions):

	2003	2004-2005	2006-2007	Thereafter	Total
Long-term debt	$3.2	$7.6	$104.9	$228.6	$344.3
Letters of credit	2.8	—	—	—	2.8
Operating leases	2.6	3.3	1.1	—	7.0
Sale-leaseback	2.3	3.3	—	—	5.6
Forward purchase contracts	3.5	0.2	—	—	3.7
	$14.4	$14.4	$106.0	$228.6	$363.4

The majority of our forward purchase contracts relate to our natural gas purchases in the U.S., obligating us to purchase a minimum quantity each month during the contract period.

Sources of Funds

As of December 31, 2002, we had outstanding $100.0 million of senior notes, which mature on October 15, 2006, are non-amortizing and carry a fixed interest rate of 9.375%.  Also outstanding are $230.0 million of senior notes issued in conjunction with the DSI acquisition.  These notes have a ten-year term beginning April 19, 2001, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.  In conjunction with the issuance of $230.0 million of senior notes, we repaid all of our outstanding German bank debt totaling $36.5 million, which resulted in an after tax repayment fee of $0.7 million. Additionally, at December 31, 2002, we had available to us a $60.0 million revolving credit facility with CIT. At that date, there was no balance outstanding under this credit facility, which matures on  September 30, 2005.  At December 31, 2002, $11.1 million was outstanding on a term loan with Jules and Associates secured by the paper machine at the Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through July 2007.  The term loan agreement secured by machinery at the Warren Glen facility requires the company to maintain a specified level of tangible net worth.  At December 31, 2002, the company was in violation of the covenant but has obtained a complete waiver of default from the lender, both at December 31, 2002 and prospectively.  As of the same date, $2.1 million was outstanding on a term loan with CIT secured by machinery at the Quakertown, Pennsylvania, facility. The interest rate on this loan is LIBOR + 2% with the balance amortizing through November 2007.  The credit agreement with CIT contains certain covenants, which require the maintenance of financial ratios.  Testing of these covenants has been waived until December 31, 2003.  During this grace period there is an availability block on the $60.0 million revolving credit facility, which limits the company’s borrowing capacity to approximately $29.1 million.  In addition, we have $2.8 million in letters of credit outstanding as of December 31, 2002 making effective availability $26.3 million.   On December 27, 2002, we amended the agreement to establish a subfacility of $10 million, under the $60 million credit facility, a portion of which will be used for capital expenditures and a portion of which will be used for working capital and general corporate purposes.  At December 31, 2002, $2.5 million was outstanding under this subfacility.  At December 31, 2002, total availability under the $60 million credit facility was $33.8 million, comprised of $7.5 million under the subfacility and $26.3 million under the primary facility.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Differences from those estimates are recorded in the reporting period during which the difference becomes known.  Estimates are used in accounting for, among other items, facility closures, acquisitions, deferred tax assets, excess and obsolete inventory, allowances for doubtful accounts receivable and long-lived assets.  Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Facility Closures

Among those factors affecting the accruals for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities.  Generally, we base our estimates on historical patterns of past facility closures, influenced by judgments about current market conditions.  During 2001 we estimated facility closure charges of $20.7 million relating to our Fitchburg, Massachusetts, facility and

$12.6 million for our Rochester, Michigan, facility.  In each case we found it appropriate to decrease the charge by $0.5 million in 2002 based on actual experience.  In future years, the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will limit the timing of recognition of costs associated with facility closures.

Acquisitions

We account for acquisitions under the purchase method which requires the purchase price to be allocated to the assets acquired and liabilities assumed based upon their respective fair values.  For the many significant assets we acquire, such as property, plant and equipment, we obtain third-party appraisals to determine the fair value of those assets.  In accounting for our acquisition of DSI in April 2001, we estimated the fair value of property, plant, equipment, working capital and other assets and allocated $109.8 million of the purchase price to goodwill.

Income Taxes

We are required to estimate income taxes in each of our operational jurisdictions.   This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We have determined in the fourth quarter of 2002 that a valuation allowance is required based upon our estimate of future taxable income by operational jurisdiction and the period over which deferred tax assets will be recoverable.  In 2002 we recorded a $18.4 million valuation allowance.

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Facility closures and the sale of technology are events that have triggered such impairment reviews in the past.  Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell.  Goodwill impairment as a result of the sale of technology was measured using the market value method prior to 2002.  Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions.  Beginning in 2002, goodwill and other intangibles are assessed for impairment annually in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  We adopted SFAS No. 142 effective January 1, 2002.

In our transitional goodwill assessment on January 1, 2002, our review indicated that no impairment charge was necessary.  However, as we progressed through the year, results in our North American operations were weaker than expected due to economic conditions in our markets and delays in implementation of our facility consolidations and the realization of related efficiencies.  Consequently, we initiated a third-party appraisal of our North American operations in the fourth quarter 2002, using a September 30, 2002 measurement date to determine the carrying value of our goodwill and whether any impairment charge was indicated.  Based on a fair market value determination reflecting the present value of our projected future cash flows (using a discount rate of 12%, and a compound sales growth rate of 4.6% through 2005 and 3.0% thereafter) and the value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down our goodwill, resulting in an impairment charge of $42.9 million.

Pension Assumptions

We have several defined benefit retirement plans covering our hourly employees.  The defined benefit plan covering certain U. S. employees is an ERISA and IRS-qualified plan and we make annual contributions in amounts at least equal to the minimum amounts required by ERISA.  The defined benefit plans covering all hourly employees in Germany were established by the company to provide a monthly pension benefit upon retirement.  We have no legal obligation to fund the German plans.

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement.  We evaluate these critical assumptions annually.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated periodically and are updated to reflect our experience.  Actual results that differ from the estimates may result in more or less future company funding into the pension plans and more or less pension expense than is planned by management.

New Accounting Pronouncements

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  We adopted SFAS No. 145 on January 1, 2003.  We have evaluated this statement and determined that the impact will be to reclassify the loss on early extinguishment of debt in 2001 from an extraordinary item to other expense.

In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and we adopted them on January 1, 2003.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Forward-looking Statements

This report contains forward-looking statements that involve substantial risks and uncertainties. Any statements that are not historical, which may include forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words, fall within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, based on assumptions believed to be valid at the time, discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. The following items, “Factors Affecting Future Results”, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We do not undertake to update any forward-looking statement made in this report or that may, from time to time, be made by us, or on our behalf.

Factors Affecting Future Results

Our future results of operations and our financial position may be affected by a number of factors and risks, including, but not limited to, the following:

Fluctuations in the costs and availability of raw materials could harm our business.

Our principal raw materials, hardwood and softwood pulp, and secondary fiber, are cyclical in both price and supply.  The cyclical nature of pulp pricing presents a potential risk to our gross profit margins because we may not be able to pass along price increases to our customers. We may also be unable to purchase pulp in sufficient quantities, or at acceptable prices, to meet our production requirements during times of tight supply. DuPont is the sole source of Tyvek®, a critical component in our binding tapes. A significant price increase or any material limitation or interruption in our supply of key raw materials, including pulp, Tyvek®, or latex, particularly if we are unable to pass those increases through to our customers, could harm our financial condition, results of operations and competitive position.

Fluctuations in economic activity and demand for our products could harm our business.

The markets for our products are variable and are influenced to a significant degree by the global economic activity and fluctuations in our customers’ demand and inventory levels. Downturns in global economic conditions and decreased demand for specialty fiber-based materials could have a material adverse effect on our financial condition and results of operations.

Competition in specialty paper and materials markets could harm our financial condition and results of operations.

We face intense competition, which could harm our financial condition and results of operations. Our principal competitors include a small number of paper and specialty paper manufacturers. Additionally, we compete with producers of vinyl, plastic or other materials. Some of these producers have substantially greater resources than we do.  Further concentration of our competitors through mergers and acquisitions may increase their competitive advantage. In addition, some of our customers have the internal ability to process some or all of the materials they buy from us, and have in the past elected to do so. To the extent our customers elect to do so in the future, our business could suffer.  Industry and market-specific capacity levels can also affect competitive behavior and adversely impact pricing levels.  Increased concentration of buying power in certain large direct or indirect customers can have similar effects.

Our industry is subject to many environmental and other governmental regulations.  These regulations could give rise to significant additional liabilities or expenditures or restrictions on our business, any of which could cause our financial condition and results of operations to suffer.

Our operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of various materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. Such regulations can restrict our operations, and expose us to claims and other liabilities with respect to environmental protection, remediation and health and safety matters. We could incur material costs or other liabilities in connection with such regulations or claims. In addition, future events, such as new information, changes in environmental or health and safety laws or regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may result in significant additional expenditures, liabilities or restrictions that could harm our financial condition, results of operations and competitive position.

Disruptions caused by labor disputes or organized labor activities may harm our business.

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

We have substantial indebtedness.  As of December 31, 2002, we had approximately $344.3 million of indebtedness.  In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

We expect to obtain funds to service our debt over time primarily from our operations.  We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service.  If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets or borrow more money.  We cannot guarantee that we will be able to do so on terms acceptable to us.  In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

In addition, a breach of any of the financial covenants could result in a default in respect of the related indebtedness.  If a default occurs, the relevant lenders and holders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

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

Item 8.  Financial Statements and Supplemental Data

The financial statements and supplementary data filed as part of this report are included in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers

Executive Officers

The company’s executive officers are:

Name	Age	Position

Alex Kwader	60	Chief Executive Officer and Chairman of the Board

A. Duncan Middleton	56	President

Bruce Moore	55	Senior Vice President and Chief Financial Officer

Dr. Walter M. Haegler	55	Senior Vice President and Managing Director, German Operations

David R. Kruft	62	Senior Vice President, Sales and Marketing, North American Operations

Robert O. Stein	42	Senior Vice President, North American Operations

Alex Kwader has been chairman of the Board of FiberMark since February 2002, in addition to serving as chief executive officer and a director of FiberMark since 1991. He also served as president until January 2002. He has been employed by the company and its predecessor, Boise Cascade Corp. (“BCC”) since 1970. He served as senior vice president of the company from March 1990 to August 1991 and as vice president from the company’s inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC in various managerial positions. He was general manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as general manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a B.S. in Mechanical Engineering from the University of Massachusetts and an M.S. from Carnegie Mellon University, and attended the Harvard Business School Executive Program.

A. Duncan Middleton joined FiberMark and assumed his role as president in January 2002, and was elected as a director in February 2002.  Most recently, he was senior vice president for Ahlstrom FiberComposites in Windsor Locks, Connecticut. He previously served as president and senior vice president in the nonwoven materials business of its predecessor, the Dexter Corporation, gaining significant international experience in the U.S., Belgium, Scotland, and Scandinavia. Earlier with Dexter, he held the positions of director—business development, director—operations planning, and financial director—Europe.  Mr. Middleton holds a Higher National Diploma in Business Studies from Scottish College of Commerce, and is qualified as a Cost and Management Accountant (CIMA).

Bruce Moore has served as vice president of the company since its inception in June 1989 and as chief financial officer since December 1990. From 1980 to 1989, Mr. Moore was employed by Boise Cascade Corp. in various management positions, including controller and general manager of the Latex Fiber Products Division. Mr. Moore holds a B.A. in Business Administration from Siena College and attended the Stanford University Executive Program.

Dr. Walter M. Haegler has served as senior vice president and managing director for German operations since January 2003, and continues to manage FiberMark Gessner GmbH as he has since the January 1998 acquisition of Steinbeis Gessner GmbH. Since May 1999, he also assumed responsibility for filter media worldwide, and in September 1999, for FiberMark Lahnstein GmbH. With Gessner since 1987, he served as managing director of Steinbeis Gessner from 1990 until 1997, and as plant manager of the Feldkirchen site from 1987 until 1990. Before joining Gessner, Dr. Haegler was research and development and application technology manager for VP Schickedanz from 1981 to 1987. Dr. Haegler holds an M.S. and a Ph.D. from the University of Erlangen in inorganic and analytical chemistry.

David R. Kruft has served as senior vice president of sales and marketing, North American operations, since August 2002. He previously served as vice president and general manager, Durable Specialties Division, since joining FiberMark in 1996 at the time of the Arcon acquisition. He held the position of president of Arcon since 1993, having joined Arcon in 1990. Employed for over 20 years by Esselte Pendaflex Corporation, his most recent role at Esselte was senior vice president and division head for the Boorum and Pease office products line. Mr. Kruft holds a B.S. in Mechanical Engineering from Hofstra University.

Robert O. Stein has served as senior vice president of operations, North American operations, since August 2002. Most recently, he was vice president and general manager for FiberMark DSI (April 2001-August 2002). He served in the same capacity for our North America filter media business (July 1999-August 2002). He joined the company in November 1997 as vice president of business development. Prior to FiberMark, he was with Tiara Motorcoach Corp., most recently as its president and chief operating officer, from 1993 to 1997. Previously, he was manager, corporate strategy and acquisitions, for Polaroid Corp. Earlier experience includes consulting with Monitor Company and engineering and program management for General Electric.  He holds a B.S.E.E. from Tufts University and an M.B.A. from Harvard Business School.

The information required by this item with respect to the company’s directors is presented under the caption entitled “Election of Directors” in the company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company’s Annual Meeting of Shareholders to be held on May 21, 2003, and is incorporated herein by reference.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the information presented under the caption entitled “Executive Compensation and Other Information” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table provides information about the securities authorized for issuance under the company’s equity compensation plans as of December 31, 2002.  All such plans have been approved by vote of the company’s stockholders.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
1994 Stock Option Plan	208,101	$8.43	45,665
1997 Stock Option Plan	479,500	13.44	120,500
1998 Amended and Restated Non-employee Directors Stock Option Plan	252,000	12.56	77,750
Equity Compensation Plans Approved by Security Holders	939,601	$13.78	243,915

(a)                      Number of securities to be issued upon exercise of outstanding options

(b)                     Weighted-average exercise price of outstanding options

(c)                      Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information presented under the caption entitled “Certain Transactions” in the Proxy Statement.

Item 14.  Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in forms and rules promulgated by the SEC, and that such disclosure controls and procedures are operating in an effective manner.

Changes in internal controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 38 of this Form 10-K.

Independent Auditors’ Report

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves

Independent Auditors’ Report

(a)(3)	Index to Exhibits

(b)	Reports on Form 8-K

On December 4, 2002, FiberMark, Inc. filed a current report on Form 8-K dated December 4, 2002 announcing a change in its Moody’s debt rating.

(c)	Exhibits

The exhibits required by this item are listed under Item 15(a)(3)

Independent Auditors’ Report

The Board of Directors and Stockholders

FiberMark, Inc.:

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Burlington, Vermont
February 7, 2003, except as to note 2,
which is as of March 7, 2003.

Vt. Reg. No. 92-0000241

FIBERMARK, INC.

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000

Net sales	$397,199	$394,321	$355,453

Cost of sales (note 5)	324,692	342,888	294,237

Gross profit	72,507	51,433	61,216

Selling, general and administrative expenses (note 1)	38,089	31,275	25,132

Facility closure expense (reversal) (note 12)	(955)	25,993	7,972
Sale of technology (note 1)	(2,997)	(12,336)	(8,422)
Goodwill impairment (note 2)	42,878	—	—

Income (loss) from operations	(4,508)	6,501	36,534

Other expense, net (note 3)	1,464	5,429	1,579

Interest expense	35,317	27,551	15,236

Interest income	(727)	(425)	(1,769)

Income (loss) before income taxes and extraordinary item	(40,562)	(26,054)	21,488

Income tax expense (benefit) (note 9)	13,432	(7,937)	8,629

Income (loss) before extraordinary item	(53,994)	(18,117)	12,859

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit of $504)	—	(696)	—

Net income (loss)	$(53,994)	$(18,813)	$12,859

Basic earnings (loss) per share: (note 1)
Income (loss) before extraordinary item	$(7.69)	$(2.64)	$1.88
Extraordinary item	—	(0.10)	—
Net income (loss)	$(7.69)	$(2.74)	$1.88

Diluted earnings (loss) per share (note 1)	$(7.69)	$(2.74)	$1.84

Average Basic Shares Outstanding	7,023	6,876	6,830
Average Diluted Shares Outstanding	7,023	6,876	6,970

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except share and per share amounts)

	2002	2001
ASSETS
Current assets:
Cash	$35,567	$23,266
Accounts receivable, net of allowances of $1,776 in 2002, $1,423 in 2001 (note 6)	50,386	46,137
Inventories (notes 4 and 6)	64,569	64,463
Prepaid expenses	1,591	1,535
Deferred income taxes (note 9)	—	2,056

Total current assets	152,113	137,457

Property, plant and equipment, net (notes 5 and 6)	225,506	211,384
Goodwill, net (notes 2 and 11)	98,460	145,252
Other intangible assets, net (note 2)	11,478	11,753
Deferred income taxes (note 9)	—	1,621
Other long-term assets	1,347	1,633
Other pension assets (note 13)	5,011	7,839

Total assets	$493,915	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt (notes 6 and 10)	$3,188	$2,590
Accounts payable	27,344	27,067
Accrued liabilities (notes 11, 12 and 15)	22,461	31,661
Accrued income taxes payable	4,330	369
Deferred income taxes (note 9)	538	—

Total current liabilities	57,861	61,687

Long-term liabilities:
Revolving credit line (note 6)	—	94
Long-term debt, less current portion (notes 6 and 10)	341,073	339,183
Deferred income taxes (note 9)	14,952	—
Other long-term liabilities (notes 7, 13 and 14)	43,800	35,438

Total long-term liabilities	399,825	374,715

Total liabilities	457,686	436,402

Commitments and contingencies (notes 1 and 7)

Stockholders’ equity (notes 8 and 18):
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	—	—
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized, and none issued	—	—
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 and 7,066,226 shares issued and outstanding in 2002 and 6,907,258 and 6,903,458 shares issued and outstanding in 2001	7	7
Additional paid-in capital	65,496	64,954
Retained earnings (accumulated deficit)	(29,931)	24,063
Accumulated other comprehensive income (loss)	692	(8,452)
Less treasury stock, 3,800 shares at cost in 2002 and 2001	(35)	(35)

Total stockholders’ equity	36,229	80,537

Total liabilities and stockholders’ equity	$493,915	$516,939

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(53,994)	$(18,813)	$12,859

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,835	17,102	11,444
Amortization of bond discount	173	121	—
(Gain) loss on closure of facilities	(705)	27,217	7,972
(Gain) loss on sale of technology	(2,997)	471	—
(Gain) loss on sale of property, plant and equipment	936	(12)	7
Goodwill impairment	42,878	—	—
Deferred taxes	15,307	(12,543)	4,727
Changes in operating assets and liabilities:
Accounts receivable	976	14,058	(4,117)
Inventories	2,051	20,851	(15,475)
Prepaid expense	224	482	—
Other long-term assets	271	(463)	(72)
Accounts payable	(1,430)	(8,405)	12,207
Accrued other current liabilities	(6,520)	5,220	(5,256)
Other long-term liabilities	985	1,100	223
Accrued income taxes payable	3,015	(1,244)	335

Net cash provided by operating activities	17,005	45,142	24,854

Cash flows used for investing activities:
Purchase of life insurance	—	—	(275)
Additions to property, plant and equipment	(16,036)	(27,743)	(42,598)
Net proceeds from sale of technology	3,396	—	—
Net proceeds from sale of property, plant and equipment	597	1,545	2
Payments for businesses acquired	—	(147,842)	—
Increase in other intangible assets	(210)	(2,182)	(1,114)

Net cash used in investing activities	(12,253)	(176,222)	(43,985)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	231,937	15,337
Net proceeds from exercise of stock options	542	555	—
Stock repurchase	—	—	(35)
Net (repayments) borrowings under revolving credit line	2,365	(38,933)	11,059
Repayment of debt	(2,082)	(41,212)	(7,348)
Debt issuance costs	(227)	(8,921)	—

Net cash provided by financing activities	2,536	143,426	19,013

Effect of exchange rate changes on cash	5,013	(213)	(1,215)

Net increase (decrease) in cash	12,301	12,133	(1,333)

Cash at beginning of year	23,266	11,133	12,466

Cash at end of year	$35,567	$23,266	$11,133

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Outstanding Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 1999	6,830,483	8	77,052	30,017	(2,646)	(12,654)	91,777

Purchase of Treasury Stock	(3,800)	—	—	—	—	(35)	(35)
Retirement of Treasury Stock	—	(1)	(12,653)	—	—	12,654	—
Comprehensive income:
Net income	—	—	—	12,859	—	—	12,859
Minimum pension liability adjustment, net of tax provision of $594	—	—	—	—	756	—	756
Currency translation adjustment	—	—	—	—	(2,409)	—	(2,409)
Total comprehensive income							11,206

Balance at December 31, 2000	6,826,683	7	64,399	42,876	(4,299)	(35)	102,948

Exercise of stock options	76,775	—	395	—	—	—	395
Tax benefit of option exercise	—	—	160	—	—	—	160
Comprehensive income (loss):
Net loss	—	—	—	(18,813)	—	—	(18,813)
Minimum pension liability adjustment, net of tax benefit of $1,514	—	—	—	—	(2,374)	—	(2,374)
Currency translation adjustment	—	—	—	—	(1,779)	—	(1,779)
Total comprehensive loss							(22,966)

Balance at December 31, 2001	6,903,458	$7	$64,954	$24,063	$(8,452)	$(35)	$80,537

Exercise of stock options	162,768	—	542	—	—	—	542
Comprehensive income (loss):
Net loss	—	—	—	(53,994)	—	—	(53,994)
Minimum pension liability adjustment, net of tax benefit of $188	—	—	—	—	(7,096)	—	(7,096)
Currency translation adjustment	—	—	—	—	16,240	—	16,240
Total comprehensive loss							(44,850)

Balance at December 31, 2002	7,066,226	$7	$65,496	$(29,931)	$692	$(35)	$36,229

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)                Description of Business and Summary of Significant Accounting Policies

FiberMark produces specialty fiber-based materials in two operating segments: German operations and North American operations.  FiberMark is headquartered in Brattleboro, Vermont, and operates eight sites located in the eastern region of the United States, three sites in Germany, and one in the U.K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include FiberMark, Inc., and its wholly owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the moving weighted average and first-in, first-out (FIFO) cost methods for raw materials, and the FIFO method for work in process and finished goods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets.  Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty (40) and twenty (20) years, respectively.  When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense.  Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

RESEARCH AND DEVELOPMENT, ADVERTISING

Research and development costs are expensed as incurred and are reflected in cost of sales.  The costs amounted to $3.4 million, $3.6 million, and $2.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.  Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses.  Total advertising expense was $616,000, $570,000, and $340,000 in 2002, 2001, and 2000, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of all operations outside the U.S. is the respective local currency.  The assets and liabilities of these operations are translated at the exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity, accumulated other comprehensive income (loss).

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

No compensation cost has been recognized for stock options granted under the plans during 2002, 2001, and 2000 as the options were all granted at exercise prices that equaled the market value at the date of the grant.  Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, the company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	2002	2001	2000

Net income (loss), as reported	$(53,994)	$(18,813)	$12,859
Total stock-based employee compensation expense determined under fair value method	(1,266)	(1,703)	(1,896)
Net income (loss), pro forma	(55,260)	(20,516)	10,963

Basic earnings (loss) per share, as reported	$(7.69)	$(2.74)	$1.88
Basic earnings (loss) per share, pro forma	(7.87)	(2.98)	1.61

Diluted earnings (loss) per share, as reported	$(7.69)	$(2.74)	$1.84
Diluted earnings (loss) per share, pro forma	(7.87)	(2.98)	1.57

Pro forma amounts reflect only options granted after 1994.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rate of 4.4%, 6% and 6%; dividend yield of $0; expected volatility of 45%, 65% and 39%; and expected lives per the plan agreements.

EARNINGS PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2002	2001	2000
Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share (in thousands)	$(53,994)	$(18,813)	$12,859

Denominator:
Denominator for basic earnings (loss) per share: Weighted average shares	7,022,524	6,875,601	6,829,691

Effect of dilutive securities:
Fixed stock options	*	*	140,546

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,022,524	6,875,601	6,970,237
Basic earnings (loss) per share	$(7.69)	$(2.74)	$1.88

Diluted earnings (loss) per share	$(7.69)	$(2.74)	$1.84

* Due to a loss for the period, zero incremental shares are included because the effect would be anti-dilutive.  Had there been income for the periods, 32,368 and 99,412 incremental shares would have been included for the years 2002 and 2001, respectively.

Stock options that could potentially dilute earnings per share in the future of 856,384, 709,626 and 724,454 in 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

Long-Lived Assets

The company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  In accordance with the Statement, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of, if any, would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  The company adopted SFAS No. 144 on January 1, 2002, the adoption of which did not affect the company’s consolidated financial statements.  This Statement superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), which provisions the company’s accounting policy followed prior to adoption of SFAS No. 144.  SFAS No. 144 retains the fundamental provisions of the superseded Statement No. 121.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2001 are as follows (in thousands):

	Gross	Tax Effect	Net
2002:
Minimum pension liability adjustment	$(11,171)	$1,701	$(9,470)
Foreign currency translation adjustment	10,162	—	10,162
Total	$(1,009)	$1,701	$692

2001:
Minimum pension liability adjustment	$(3,887)	$1,513	$(2,374)
Foreign currency translation adjustment	(6,078)	—	(6,078)
Total	$(9,965)	$1,513	$(8,452)

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Recoveries from third parties that are probable of realization, if any, are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Environmental Matters

Pursuant to environmental laws and regulations, there are currently pending investigations at certain of the company’s plants relating to the release of hazardous substances, materials and/or wastes.  In addition, various predecessors of the company have been named as potentially responsible parties (“PRPs”) by the United States Environmental Protection Agency (“EPA”) for costs incurred and to be incurred in responding to the investigation and clean-up of various third-party sites.  The company has not received any notification or inquiry from the EPA or any other agency concerning these sites.  Management believes that the company will have no material liability in connection with the clean-up of these sites.  However, no assurance can be given that such predecessors will perform their responsibilities in connection with such sites and, in the event of such nonperformance, the company may incur material liabilities in connection with such sites, and no assurance can be given that the company will not receive PRP notices in connection with these or other sites in the future.

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

Freight costs of $7.7 million, $7.1 million and $5.9 million for the years 2002, 2001 and 2000, respectively, were included as a reduction of net sales.

Sales of Technology

On December 31, 2002, the company agreed to sell most of our North American industrial filter media as well as our German disposable non-woven tablecloth business and certain equipment at our Reading, Pennsylvania facility to Ahlstrom Corp.  We also purchased selected vacuum bag filter technology and certain equipment from Ahlstrom Corp.  The gain from these transactions was $3.0 million, net of expenses.

During the year ended December 31, 2001, the company agreed to sell the balance of its U.S. engine filter media business and certain equipment at its Rochester, Michigan, facility, to Ahlstrom Corp.  Proceeds recognized from this sale were $12.5 million, net of expenses.

On September 1, 2000, the company agreed to sell the technology for a portion of the filter media business manufactured at the leased Richmond, Virginia, facility, together with some production equipment to Ahlstrom Corp.  The technology and legal title was transferred to Ahlstrom Corp. on the date of the agreement and the company recognized $8.9 million from the sale of technology, before legal costs of $0.5 million.  In 2001 the company reduced the sales price by $0.2 million.

Concentration risk

In the U.S. and the U.K., approximately 76% of our hourly employees are union members.  In Germany, all hourly and approximately 70% of the salaried employees are union eligible.  The company’s union employees are covered under various collective bargaining agreements expiring through 2005.  As union membership is voluntary and does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on March 31, 2003, at the three German facilities cannot be determined.  Agreements at Johnston, Rhode Island, Bolton, England, Bavaria, Germany and Lahnstein, Germany, expire in 2003 representing approximately 12% of all hourly employees in the company.

New Accounting Pronouncements

In April 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The company adopted SFAS No. 145 on January 1, 2003.  The company has evaluated this Statement and determined that the impact will be to reclassify the loss on early extinguishment of debt in 2001 from an extraordinary item to other expense.

In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and the company adopted SFAS No. 146 on January 1, 2003.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

(2)                Other Intangible Assets and Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, we no longer amortize goodwill and intangibles that have indefinite lives. SFAS 142 also requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. On an on-going basis, we expect to perform our annual impairment assessment in the fourth quarter of each year, based on information as of September 30.

In our transitional goodwill assessment at January 1, 2002, our review indicated that no impairment was necessary.  However, as we progressed through the year, results in our North American operations were weaker than expected due to economic conditions in our markets and delays in implementation of our  facility consolidations and the realization of related efficiencies.  Consequently, we initiated a third-party business appraisal of our North American operations in the fourth quarter 2002, using a September 30, 2002, measurement date to determine the carrying value of our goodwill and whether any impairment was indicated.  Based on a fair market value determination reflecting the present value of our projected future cash flows and the value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $42.9 million ($6.11 per share) in the fourth quarter of 2002.

In 2002, as a result of completing the analysis for allocating the purchase price, goodwill was also adjusted to reflect requirements under purchase accounting in relation to our DSI acquisition in 2001.  Goodwill was reduced by $2.5 million to adjust the accrual for severance and benefits, $0.3 million to adjust inventory, and $3.7 million to adjust property, plant, and equipment values.  Goodwill increased by $1.7 million to adjust income taxes.

A reconciliation of previously reported net earnings (loss) and basic and diluted earnings (loss) per share to the amounts adjusted for the exclusion of amortization related to goodwill, net of related tax effect, for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss):
Reported	$(53,994)	$(18,813)	$12,859
Goodwill amortization, net of income taxes	—	3,270	1,060
Adjusted	$(53,994)	$(15,566)	$13,919

Basic earnings (loss) per share:
Reported	$(7.69)	$(2.74)	$1.88
Goodwill amortization, net of income taxes	—	0.48	0.16
Adjusted	$(7.69)	$(2.26)	$2.04

Diluted earnings (loss) per share:
Reported	$(7.69)	$(2.74)	$1.84
Goodwill amortization, net of income taxes	—	0.48	0.15
Adjusted	$(7.69)	$(2.26)	$1.99

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of December 21, 2002 and 2001 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	2002	2001	2002	2001
Amortizable intangible assets:
Debt issue costs	$14,467	$14,241	$4,875	$3,293
Acquired technology	846	—	—	—
Other	1,409	997	369	192
Total intangible assets	$16,722	$15,238	$5,244	$3,485

The total intangible amortization expense for the periods ended December 31, 2002, 2001, and 2000 was $1,714,000, $1,612,000 and $779,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2003	$1,682
2004	$1,682
2005	$1,645
2006	$1,445
2007	$1,000

(3)                Other Expense, Net

Other expense, net consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Amortization	$1,714	$5,940	$2,514
Other	(250)	(511)	(935)

	$1,464	$5,429	$1,579

(4)                Inventories

Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Raw materials	$20,671	$20,579
Work in process	19,548	19,109
Finished goods	14,975	14,962
Finished goods on consignment	4,090	4,800
Stores inventory	3,562	3,250
Operating supplies	1,723	1,763
Total inventories	$64,569	$64,463

(5)                Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$13,767	$12,470
Buildings and improvements	37,747	32,624
Machinery and equipment	209,077	189,291
Construction in progress	12,052	9,280
	272,643	243,665
Less accumulated depreciation and amortization	(47,137)	(32,281)

Net property, plant and equipment	$225,506	$211,384

Depreciation expense was $14,121,000, $11,283,000, and $8,930,000 for the years ended December 31, 2002, 2001, and 2000, respectively.  Interest expense capitalized to property, plant and equipment for the years ended December 31, 2002, 2001 and 2000 was $560,000, $2,435,000, and $1,393,000, respectively.

As a result of its analysis of estimated useful lives, the company has decided to reduce its previously estimated useful lives on certain of its asset categories, therefore depreciation estimates have been revised to reflect the use of the assets over their shortened useful lives. The change in estimate resulted in additional depreciation of $1,203,000, which has been included in depreciation expense in the fourth quarter of 2002.

(6)                Debt

The company’s long-term debt is summarized as follows at December 31, 2002 and 2001 (in thousands):

	2002	2001
Senior notes (1996 notes) – interest at 9.375%, interest payable semi-annually in arrears on April 15 and October 15, unsecured, due October 15, 2006	$100,000	$100,000

Senior notes (2001 notes) – face value $230.0 million, net of unamortized discount of $1.4 million and $1.6 million as of December 31, 2002 and 2001, respectively, interest at 10.75%, payable semi-annually in arrears on each April 15 and October 15, unsecured, due April 15, 2011	228,568	228,395

Term loan – interest rate at 8.47%, secured by machinery at Warren Glen, NJ, facility, interest and principal payable in monthly installments through the year 2007	11,134	10,878

Term loan – interest rate at LIBOR + 2% (3.59% at December 31, 2002), secured by machinery at Quakertown, PA facility, interest and principal payable in monthly installments through the year 2007	2,071	2,500

CIT Subfacility – interest rate at prime + 2% or LIBOR + 3.5%, capital spending loan secured by accounts receivable, inventory and various machinery located at the Lowville, New York and Quakertown, Pennsylvania facilities, quarterly principal payments commencing March 31, 2003 in ten equal payments of $155,497, with a balloon payment of the remaining balance due at maturity on September 30, 2005.	2,488	—

Total Debt	344,261	341,773

Less Current Portion	(3,188)	(2,590)
Long-Term Portion	$341,073	$339,183

The senior notes (1996 notes) are redeemable at the company’s option in whole or in part at redemption prices ranging from 100% to 103.125% of face value.

The senior notes (2001 notes) are also redeemable at the company’s option in whole or in part, on or after April 15, 2006, at redemption prices ranging from 100% to 105.375% of face value.

Approximately $35,925,000, $24,727,000 and $15,196,000 of interest was paid during the years ended December 31, 2002, 2001 and 2000, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 and thereafter are as follows (in thousands):

2003	$3,188
2004	3,378
2005	4,204
2006	103,183
2007	1,740
Thereafter	228,568

The company maintains a $60.0 million revolving credit facility with CIT, which matures on September 30, 2005, and is secured by a lien on substantially all of our accounts receivable and inventory and on the equipment and real estate located at the Brattleboro, Vermont, facility.  The interest rate on the line as of December 31, 2002 is prime plus 0.5% or LIBOR plus 2.0%.  The revolving credit line is subject to a commitment fee payable at the rate of 3/8 of 1% per annum on the daily average unused portion of this line.  This fee is payable on a quarterly basis.  In addition, the company is required to pay an annual Collateral Management Fee of $50,000 in connection with periodic examination, analysis and evaluation of the collateral.  As of December 31, 2002, there was no balance outstanding under this credit facility.   The agreement contains certain covenants which require the maintenance of financial ratios.  Compliance with these covenants has been waived until December 31, 2003.  During this grace period, there is an availability block on the $60.0 million revolving credit facility.  At the collateral base level existing at December 31, 2002, the company is able to borrow approximately $29.1 million.  In addition, the company has $2.8 million in letters of credit outstanding at December 31, 2002 making effective availability $26.3 million.  On December 27, 2002, the company amended the agreement to establish a subfacility of $10 million under the $60.0 million credit facility, a portion to be used for capital expenditures and a portion to be used for working capital and general corporate purposes.  At December 31, 2002, total availability under the $60 million credit facility was $33.8 million, comprised of $7.5 million under the subfacility and $26.3 million under the primary facility.

The term loan agreement secured by machinery at the Warren Glen facility requires the company to maintain a specified level of tangible net worth.  At December 31, 2002, the company was in violation of the covenant but has obtained a complete waiver of default from the lender, both at December 31, 2002 and prospectively.

The foreign subsidiaries do not guarantee any of the domestic debt or revolving credit line.  See note 21 for Consolidating Financial Statements.

(7)                Leases

DEFERRED GAIN AND SALE-LEASEBACK

In the fourth quarter of 2002, the company entered into a sale-leaseback agreement with Coated Paper LLC, an affiliate of VIP Structures, Inc.  FiberMark sold Coated Paper assets representing the Lowville, New York facility building and land for $598,000 resulting in a deferred gain of $222,000 and at the same time contracted with them to construct a new 88,000 square foot building expansion.  Under the sale-leaseback agreement, FiberMark paid $1,120,000 representing 20% of the project cost in January , 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2,080,000 on January 31, 2005, when FiberMark will resume ownership of the entire site.

OTHER LEASES

The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisitions of Rexam DSI in April 2001, Steinbeis Gessner GmbH in January 1998, Papierfabrik Lahnstein GmbH in August 1999, and facilities purchased from Custom Papers Group (CPG) in October 1996.

Rental expense was $2,655,000, $1,929,000 and $1,261,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

As of December 31, 2002, obligations to make future minimum lease payments under these leases were as follows (in thousands):

Payments to be made in the years ending December 31:

2003	$2,606
2004	1,907
2005	1,412
2006	789
2007	265

$6,979

(8)                Stockholders’ Equity

At December 31, 2002 and 2001, the company has 2,000,000 shares of preferred stock authorized with none issued.

In May 2002 the Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board declared a dividend of one right for each outstanding share of the company’s common stock to stockholders of record at the close of business on May 23, 2002. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock. The rights will continue to be represented by, and trade with, the company’s common stock certificates, unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the company’s common stock. The rights will expire on May 8, 2012, unless earlier redeemed or exchanged or terminated in accordance with the rights plan.

(9)                Income Taxes

Income (loss) before income taxes and extraordinary item classified by source of income (loss) was as follows (in thousands):

	2002	2001	2000

U.S.	$(63,936)	$(42,514)	$5,152
Foreign	23,374	16,460	16,336
Income (loss) before income taxes and extraordinary item	$(40,562)	$(26,054)	$21,488

The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Current
Federal	$(9,689)	$(1,873)	$811
State	256	222	202
Foreign	7,067	5,670	3,431
	(2,366)	4,019	4,444
Deferred
Federal and State	12,864	(13,111)	925
Foreign	2,934	1,155	3,260
	15,798	(11,956)	4,185

Income tax expense (benefit)	$13,432	$(7,937)	$8,629

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	December 31, 2002
	Deferred Tax Assets	Deferred Tax Liabilities

Accounts receivable	$293	$—
Inventory	674	—
Property, plant and equipment	—	35,602
Payroll related accruals	12,580	—
Intangible assets	1,199	—
Miscellaneous reserves	133	—
Facility closure	335	—
Net operating losses	19,712	—
State tax credits	2,968	—
Charitable contributions	605	—
Gross deferred taxes	38,499	35,602
Valuation allowance	(18,387)	—

Net deferred taxes	$20,112	$35,602

	December 31, 2001
	Deferred Tax Assets	Deferred Tax Liabilities

Accounts receivable	$321	$—
Inventory	882	—
Property, plant and equipment	—	23,443
Payroll related accruals	11,176	—
Intangible assets	—	1,447
Miscellaneous reserves	338	—
Facility closure	1,512	—
Net operating losses	13,788	—
Charitable contributions	550	—
	$28,567	$24,890

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Temporary differences relating to certain assets and liabilities are expected to reverse in the allowable carryforward period for net operating losses.  Based upon evidence currently available including recent losses in certain jurisdictions the Company has recorded a valuation allowance of $18,387,000 as of December 31, 2002.  The recording of such valuation allowance accounts for the entire change in the valuation allowance from December 31,2001.  The valuation allowance relating to a deferred tax asset of $1,127,000 for amounts charged to other comprehensive income as of December 31, 2001 was established through the income tax provision for the year ended December 31, 2002.  The Company provides income tax on unremitted earnings of foreign subsidiaries other than those that are permanently reinvested.

A reconciliation of income taxes from continuing operations at the U. S. statutory rate to the effective rate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
U.S. federal rate	(35.0)%	(35.0)%	35.0%
State taxes net of federal benefit	(2.4)%	(2.6)%	1.2%
Foreign rate difference	4.5%	3.9%	9.6%
Effect of German tax reform	—	—	(5.1)%
Goodwill	34.3%	—	—
Valuation allowance	28.8%	—	—
Other	2.9%	2.7%	(0.5)%
Effective tax rate	33.1%	(31.0)%	40.2%

Income taxes paid during 2002, 2001, and 2000 were $604,000, $3,374,000 and $5,007,000, respectively.   Income tax refunds received during 2002, 2001, and 2000 were $8,528,000, $954,000 and $769,000, respectively.

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

In 2002 the net deferred tax expense differs from the change in the net deferred tax assets or liabilities as a result of the purchase price adjustments to goodwill of $1,657,000 and amounts relating to foreign currency translations of $1,780,000, less the tax effect of the German minimum pension liability of $188,000.   In 2001 the net deferred tax expense differs from the change in the net deferred tax assets as a result of the purchase accounting treatment of the DSI acquisition in the amount of $7,083,000 and the tax effect of the minimum pension liability of $1,127,000.

For U.S. federal income tax purposes, $39,853,000 and $33,239,000 of net operating loss carryforwards are available to offset future U.S. federal taxable income at December 31, 2002 and 2001, respectively.  Due to a change in tax law net operating losses incurred for years ended in 2002 and 2001 are eligible to be carried back five years.  As a result additional net operating losses from December 31, 2001 of $21,700,000 were carried back.  For state income tax purposes, $5,763,000 and $3,272,000 of net operating carryforwards are available to offset future state taxable income at December 31, 2002 and 2001, respectively.  The Federal and state net operating loss carryforwards begin to expire in 2021 and 2006, respectively.

(10)          Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value.  For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.  The fair value of long-term debt is based upon the quoted market price of the senior notes and the carrying value for other long-term debt.  This amounts to $338,271,000 (carrying value of $344,261,000) at December 31, 2002 and $296,028,000 (carrying value of $341,867,000) at December 31, 2001.  Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 2002 and 2001.

(11)          Acquisitions

2002 Acquisition

On December 31, 2002, the company acquired selected vacuum bag filter technology and working capital from Ahlstrom Corp for a purchase price of $1.2 million.  This transaction was consummated at the same time as the sale of technology discussed in note 1.

2001 Acquisition

Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140.0 million.  DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products.  This acquisition was financed with the issuance in 2001 of $230.0 million of 10.75% Senior Notes due 2011.  The balance of the Senior Notes (2001 notes) was used to repay existing indebtedness, including German bank debt, and for financing and acquisition fees.  The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million.  The acquisition was accounted for using the purchase method.  Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $109.8 million of cost in excess of net assets acquired, or goodwill.  In connection with the acquisition of DSI, there is a plan for the consolidation of some of DSI’s papermaking and converting capacity with existing facilities, enabling the closure of certain acquired facilities.  The acquired facilities to be closed are expected to be shut down by June 30, 2003.  A liability of $5,658,000 was established at acquisition to accrue severance and benefits for employees expected to be terminated.  As of December 31, 2002, this liability was reduced by $1,090,000 of actual payments and further reduced, with the offset to goodwill, by $2,483,000 as an adjustment based on actual experience.  The balance remaining at December 31, 2002 was $2,085,000 (see also note 2). The 2001 consolidated results include DSI’s results of operations, for the eight and a half months since the acquisition.

(12)          Facility Closures

The company ceased operations at its Beaver Falls, New York (North American), facility on January 29, 1999. On December 13, 2001 the facility was sold to LTX Corporation. Proceeds, net of expenses, were $0.2 million. Additionally, the company reversed $0.4 million of facility closure expense for property, plant and equipment to be retained.

On September 1, 2000, the company sold a portion of the technology for the filter media business produced in Richmond, Virginia (North American).  As of December 31, 2000, the company recorded facility closure charges of $8.2 million to recognize severance and benefits for employees to be terminated ($1.3 million), to reflect the write off of property, plant, and equipment ($6.7 million) and to write off deferred charges ($0.3 million).   In addition, facility closure charges were increased $0.3 million, and related proceeds decreased by $0.2 million in 2001.

On August 1, 2001, the company reached a decision to retain operations at the Hughesville, New Jersey, (North American) facility and reversed $7.0 million of facility closure expense previously recorded.  The company previously decreased Hughesville, New Jersey facility closure expenses by $0.2 million in 2000.

During the year ended December 31, 2001, the company ceased operations at its Fitchburg, Massachusetts (North American), facility.  Facility closure expenses of $20.7 million were recorded to reflect the write off of property, plant, and equipment ($18.2 million), to recognize severance and benefits for employees to be terminated ($1.7 million), and other contractual obligations ($ 0.8 million).  We have terminated 104 salary and hourly employees through December 31, 2002. In addition, facility closure charges were decreased by $0.5 million in 2002.

Also during the year ended December 31, 2001, the company agreed to sell the balance of its U.S. filter media business and certain equipment to Ahlstrom Corp., and cease operations at its Rochester, Michigan (North American), facility.  The company recorded facility closure charges of $12.6 million to reflect the net book value of property, plant & equipment written off ($7.4 million), severance & benefits to be paid to terminated employees ($1.7 million), and the write-off of goodwill ($3.5 million).  We have terminated 91 salary and hourly employees through December 31, 2002. In addition, facility closure charges were decreased by $0.5 million in 2002.

(13)          Retirement and Deferred Compensation Plans

The company has several defined contribution plans (salaried and hourly) and defined benefit retirement plans (hourly).

Multi-employer Plan

The hourly employees at the Lowville, New York, facility, which was part of the 2001 DSI acquisition, are covered by a multi-employer defined benefit plan.  The company’s expense under this plan was $60,000 and $44,000 for the years ended December 31, 2002 and 2001, respectively.

Defined Contribution Plans

The defined contribution plan is a 401(k) ERISA and IRS-qualified plan covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%.  Certain foreign subsidiary employees are eligible to participate in similar plans in those countries.  Defined contribution plan expense for the company was $1,013,000, $640,000 and $858,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Defined Benefit Plan for Hourly Employees

The defined benefit plan covering certain US employees is an ERISA and IRS-qualified plan.  Plan assets are invested principally in equity securities, government and corporate debt securities and other fixed income obligations.  The company annually contributes at least the minimum amount as required by ERISA.  The defined benefit plans covering all hourly employees in Germany were established by the company to provide a monthly pension upon retirement.  There is no legal or governmental obligation to fund these plans.

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2002	2001

APBO at January 1	$32,783	$30,855
Service cost	841	832
Interest cost	2,267	2,041
Actuarial loss	1,523	1,084
Benefits paid	(1,803)	(1,410)
Plan amendments	220	418
Curtailments	(325)	(140)
Foreign currency impact	2,936	(897)

APBO at December 31	$38,442	$32,783

The funded status at December 31 is (in thousands):

	2002	2001

Projected benefit obligation	$(38,442)	$(32,783)
Fair value of plan assets	12,002	13,501
Funded status	(26,440)	(19,282)
Unrecognized net transition obligation	4	7
Unrecognized prior service cost	1,030	1,389
Unrecognized net loss	8,134	3,385
Accrued pension cost before adjustment for minimum liability	(17,272)	(14,501)
Adjustment to recognize minimum liability	(9,599)	(4,320)
Accrued pension cost included in other long-term liabilities	$(26,871)	$(18,821)

Net periodic pension expense included the following components (in thousands):

	2002	2001	2000

Service cost	$783	$842	$698
Interest cost	2,135	2,062	1,951
Return on assets	(1,105)	(1,280)	(996)
Net amortization and deferral:
Unrecognized net transition obligation	3	3	3
Unrecognized prior service cost	83	127	102
Net asset gain (loss) deferred	497	169	(248)
Net periodic pension expense	$2,396	$1,923	$1,510

The following table reconciles plan assets (in thousands):

	2002	2001

Fair value of plan assets at beginning of year	$13,501	$15,025
Return on plan assets	(2,246)	(871)
Employer contributions	2,550	757
Benefits paid	(1,803)	(1,410)
Fair value of plan assets at end of year	$12,002	$13,501

The intangible asset relating to the U.S. defined benefit plan for hourly employees was $1,034,000 at December 31, 2002 and $1,396,000 at December 31, 2001.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 and 2001 was 6.5% and 7.5%, respectively.  The expected long-term rate of return on plan assets was 8.0% in 2002 and 9.0% in 2001.

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

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2002	2001

APBO at January 1	$4,208	$4,209
Service cost	101	118
Interest cost	338	288
Actuarial loss (gain)	27	(327)
Benefits paid	(80)	(80)
Plan amendments	651	—
APBO at December 31	$5,245	$4,208

The funded status at December 31 is (in thousands):

	2002	2001

Projected benefit obligation	$(5,245)	$(4,208)
Fair value of plan assets	2,075	17
Funded status	(3,170)	(4,191)
Unrecognized prior service cost	2,108	1,769
Unrecognized net loss	2,873	1,800
Prepaid (accrued) pension cost before adjustment for minimum liability	1,811	(622)
Adjustment to recognize minimum liability	(4,715)	(2,981)
Accrued pension cost included in other long-term liabilities	$(2,904)	$(3,603)

Net periodic pension expense included the following components (in thousands):

	2002	2001	2000
Service cost	$101	$118	$143
Interest cost	338	288	258
Return on assets	1,142	1,566	912
Net amortization and deferral:
Unrecognized prior service cost	312	250	250
Unrecognized gain (loss)	98	—	(54)
Net asset loss deferred	(1,143)	(1,676)	(1,066)
Net periodic pension expense	$848	$546	$443

The following table reconciles plan assets (in thousands):

	2002	2001

Fair value of plan assets at beginning of year	$17	$1,583
Return on plan assets	(1,142)	(1,566)
Employer contributions	3,280	80
Benefits paid	(80)	(80)
Fair value of plan assets at end of year	$2,075	$17

The intangible asset relating to the Supplemental Executive Retirement Plan (SERP) was $2,108,000 at December 31, 2002 and $1,769,000 at December 31, 2001.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2002 and 2001 was 6.5% and 7.5%, respectively.  The expected long-term rate of return on plan assets was 7.0% in 2002 and 2001.

Deferred Compensation Plan

The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation.  The deferred compensation, together with certain company contributions, earns a guaranteed rate of return.  As of December 31, 2002 and 2001, the company has accrued $1,869,000 and $4,674,000, respectively, for its obligation under the plan included in other long-term liabilities.  The company’s expense, which includes company contributions and interest expense, amounted to $4,000, $13,000 and $33,000, for the years ended December 31, 2002, 2001, and 2000, respectively.  During 2002, the deferred compensation plan was amended to allow withdrawals regardless of termination and not requiring board approval.  Payments from the plan were $3,201,000, $244,000 and $796,000 in the years 2002, 2001, and 2000, respectively.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts.  Proceeds from the insurance policies are payable to the company upon the death of the participant.  The cash surrender value of the policies, included in other long-term assets, was $1,869,000 and $4,674,000 as of December 31, 2002 and 2001, respectively.

(14)          Post-retirement Benefits Other Than Pensions

The company acquired CPG in 1996.  The company provides certain health care and life insurance benefits to specific groups of former CPG employees when they retire.  The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65.  The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree’s length of service.  The allowance may be adjusted to reflect annual changes in the Consumer Price Index (“CPI”); however, once the initial allowance has doubled, there will be no further increases.  Salaried employees hired after January 1, 1993 are not eligible to participate in this retiree medical plan.  Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount.  The post-retirement benefit obligations related to employees who retired prior to the acquisition were not assumed by the company and remain the responsibility of the prior owners.

The company acquired Rexam DSI in 2001.  The company provides certain health care and life insurance benefits to specific groups of DSI employees when they retire.  The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65.  Salaried employees hired after January 1, 1993 are not eligible for coverage.  Upon satisfying certain eligibility requirements approximately 40% of the hourly employees are eligible upon retirement to receive a medical benefit.  One group of hourly employees continue their active coverage upon retirement with a required monthly contribution.  They become eligible at age 55 with no service requirement.  The other group of hourly employees generally become eligible for medical benefits after reaching age 60 with 10 years of service or age 65 with 5 years of service.  The plan provides a subsidy for increased cost of living to a maximum cap times years of service.

The following table sets forth the accumulated benefit obligation (ABO) (in thousands):

	2002	2001

ABO at January 1	$8,018	$1,431
Increase due to DSI acquisition	—	6,920
Service cost	201	156
Interest cost	628	460
Actuarial loss (gain)	3,306	(650)
Benefits paid	(403)	(299)
Curtailment gain	(591)	—
ABO at December 31	$11,159	$8,018

The funded status at December 31 is (in thousands):

	2002	2001

Funded status at December 31	$(11,159)	$(8,018)
Unamortized prior cost	13	16
Unrecognized net actuarial loss (gain)	2,464	(863)
Accrued post-retirement benefit cost included in other long-term liabilities	$(8,682)	$(8,865)

Accrued post-retirement benefit costs at December 31, 2001 were previously included in accrued liabilities.

Net periodic post-retirement benefits cost included the following components (in thousands):

	2002	2001	2000

Service cost	$201	$156	$35
Interest cost on ABO	628	460	106
Prior service cost	3	3	3
Actuarial gain (loss)	10	(28)	(6)
Curtailment gain	(621)	—	—
	$221	$591	$138

The assumed healthcare cost trend rate used in measuring future benefit costs was 10%, gradually declining to 5% by 2010 and remaining at that level thereafter.  A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $12,618,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 2002 of $335,000.  Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $9,889,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $122,000 for the year ended December 31, 2002.  The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% and 7.5% as of December 31, 2002 and 2001, respectively.  Due to facility closures at several locations a curtailment gain of $621,000 was recorded in 2002.

(15)          Accrued Liabilities

Accrued liabilities consist of (in thousands):

	2002	2001

Salaries and related benefits	$12,297	$17,955
Interest	7,169	7,356
Facility closure costs	1,016	3,925
Other	1,979	2,425
	$22,461	$31,661

(16)          Supplemental Cash Flow Information

Non-cash disclosure related to the DSI acquisition in 2001:

Assets acquired	$172,912
Liabilities assumed	(25,026)
Cash paid	147,886
Less cash acquired	(44)
Payment for business acquired	$147,842

Non-cash investing and financing activities:

On December 31, 2002, the company sold certain assets including accounts receivable, inventory and equipment, having a net book value of $2,881,000 to Ahlstrom Corp.  In addition, the company acquired certain other assets from Ahlstrom Corp. for $1,152,000 (see notes 1 and 11).  Net proceeds of $3,396,000 were received during 2002 and an additional $1,330,000 has been received in 2003.  The company recorded a gain of $2,997,000, net of expenses, in 2002 in connection with these transactions.

During 2002 the company decreased its intangible asset related to the hourly defined benefit pension plan in the amount of $362,000 and increased the related long-term liability of $6,002,000.  The company increased its intangible asset related to the SERP in the amount of $339,000 and increased the related long-term liability in the amount of $1,259,000.  The offset resulted in a minimum pension liability adjustment to equity of $7,096,000, net of tax benefit.

During 2001 the company increased its intangible asset related to the hourly defined benefit pension plan in the amount of $1,396,000 and the related long-term liability of $4,320,000.  The company also increased its intangible asset related to the SERP in the amount of $498,000 and increased the related long-term liability in the amount of $1,462,000.  The offset resulted in a minimum pension liability adjustment to equity of $2,374,000, net of tax benefit.

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

(17)          Significant Business Concentrations

	2002	2001	2000
Customer Concentration
Total % sales from top 5 customers	16%	16%	23%

Foreign sales as % of total sales(a)	45%	35%	39%
Europe	34%	29%	33%
Far East	9%	4%	4%
Other (including Latin America)	2%	2%	2%

(a) Excluding Canada

(18)          Stock Option and Bonus Plans

The 1994 Stock Option Plan (“1994 Plan”) authorizes the grant of 300,000 shares of common stock to selected officers and employees of the company.  Options granted under the Plan vest at a rate of 20% per year commencing on the one year anniversary of the grant date and 1.66% at the end of each month thereafter.  The options are exercisable for a period of ten years from the grant date.

The 1998 Amended and Restated Non-employees Directors Stock Option Plan (“Directors’ Plan”) authorizes the grant of up to 425,000 shares of common stock to directors who are not otherwise full-time employees of the company.  The options are exercisable for a period of eight years from the date of grant.  The amended plan contains two types of option grants:  (1) a base grant of an option for 7,500 shares which vests at a rate of 20% for each year of board service and  (2) a performance grant of an option for 15,000 shares which has accelerated vesting if the stock of the company reaches certain price levels for 20 consecutive trading days and ultimately vests after eight years of service on the Board of Directors.

The 1997 Stock Option Plan (“1997 Plan”) authorizes the grant of up to 600,000 incentive stock options to selected officers and employees of the company.  Options granted under the 1997 Plan vest at a rate of 20% per year and are exercisable for a period of ten years from the grant date.

The following table sets forth the stock option transactions for the three years ended December 31, 2002:

		Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 1999		1,168,395	$13.93

2000:	Granted	14,500	10.88
	Forfeited	(25,100)	16.83

Outstanding, December 31, 2000		1,157,795	12.60

2001:	Granted	59,500	9.99
	Exercised	(76,775)	5.15
	Forfeited	(56,000)	15.17

Outstanding, December 31, 2001		1,084,520	12.85

2002:	Granted	75,000	6.10
	Exercised	(162,768)	3.33
	Forfeited	(57,151)	15.70

Outstanding, December 31, 2002		939,601	$13.78

At December 31, 2002 and 2001 the number of options exercisable was 623,001 and 731,120, respectively, and the weighted average exercise price of those options was $14.14 and $11.66, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$ 6.00 to 7.83	149,050	5.6	$6.58	74,050	$7.06
9.00 to 10.88	180,650	5.5	9.60	122,550	9.33
13.38 to 13.75	344,901	5.7	13.58	261,901	13.56
19.44 to 25.63	265,000	5.1	20.95	164,500	21.82

	939,601			623,001

The Executive Bonus Plan provides for bonus payments of a percentage of base salary based upon achievement by the company of certain levels of earnings per share.  The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the earnings per share of the company increase.  The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders.  The Executive Bonus Plan is subject to annual review by the Compensation Committee of the Board of Directors.  Expense recorded under the plan amounted to $1,240,000 in 2000.  No expense was recorded in 2001 or 2002.

(19)          Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2002, 2001, and 2000 (in thousands, except per share data).

2002	March 31	June 30	Sept 30	Dec 31(2)

Net sales	$97,158	$105,124	$97,594	$97,323
Gross profit	18,606	23,807	20,044	10,050
Net income (loss)	394	2,556	1,143	(58,087)

Basic earnings (loss) per share	0.06	0.36	0.16	(8.22)
Diluted earnings (loss) per share	0.06	0.36	0.16	(8.22)

2001(a)	March 31	June 30(1)	Sept 30	Dec 31

Net sales	$90,344	$102,081	$100,858	$101,038
Gross profit	13,740	16,854	12,098	8,741
Net income (loss)	2,858	(8,377)	(5,832)	(7,462)

Basic earnings (loss) per share	0.42	(1.22)	(0.84)	(1.08)
Diluted earnings (loss) per share	0.41	(1.22)	(0.84)	(1.08)

2000	March 31	June 30	Sept 30	Dec 31

Net sales	$95,088	$91,388	$84,458	$84,519
Gross profit	18,098	17,452	13,790	11,876
Net income	4,048	3,846	2,561	2,404

Basic earnings (loss) per share	0.59	0.56	0.37	0.35
Diluted earnings (loss) per share	0.58	0.55	0.37	0.35

(a)               On April 18, 2001, we acquired Rexam DSI for a purchase price of $140.0 million.

(1)             During the second quarter of 2001, the company ceased operations at our Fitchburg, Massachusetts, facility and recorded facility closure expenses of $20.7 million.  The company also agreed to sell certain technology to Ahlstrom Corp. and ceased operations at its Rochester, Michigan, facility and recorded $12.6 million of facility closure expenses and proceeds of $12.5 million.

(2)               During the fourth quarter of 2002, we recorded a goodwill impairment charge of $42.9 million, before taxes.

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

The company’s reportable operating segments include: German operations and North American operations.  Each operating segment consists of facilities with common management, with significant marketing and manufacturing overlap.  Each produce specialty papers, nonwoven materials and composites.

German operations manufactures filter media, durable specialties (tape base materials) and technical specialties, including wallcovering and abrasive base materials.  This segment encompasses FiberMark Gessner GmbH and FiberMark Lahnstein.

North American operations produce office products (cover materials), technical specialties (a wide variety of high performance materials), durable specialties (tape base) and decorative specialties (primarily latex-saturated covering materials for publishing, specialty packaging and other printed materials).  This segment encompasses the U.S. facilities and the UK facility.

In the third quarter of 2002, the company announced the consolidation of its primarily U.S.-based facilities into a single segment.  Therefore, the results of Technical and Office Products, Durable Specialties, and Decorative Specialties, which includes the U.K. based subsidiary for FiberMark Red Bridge International Ltd., have been included in the North American Operations operating segment.  In addition, due to the sale of our North American engine filter media business, the industrial filtration business previously included in the German Operations and Filter Media Segment was moved to the North American Operations segment.  Prior periods have been restated into the current segment presentation.

The following table categorizes net sales in each product family into the appropriate operating segment.

	(In Thousands) Operating Segment
12 months ended December 31, 2002 Net sales	German Operations	North American Operations	Total
Product Family
Filter Media	$68,200	$7,304	$75,504
Technical Specialties	54,618	36,935	91,553
Durable Specialties	30,280	45,901	76,181
Office Products	—	43,671	43,671
Decorative Specialties	—	110,290	110,290

	$153,098	$244,101	$397,199

12 months ended December 31, 2001 Net sales	German Operations	North American Operations	Total
Product Family
Filter Media	$61,097	$30,708	$91,805
Technical Specialties	48,593	43,919	92,512
Durable Specialties	26,109	56,310	82,419
Office Products	—	44,535	44,535
Decorative Specialties	—	83,050	83,050

	$135,799	$258,522	$394,321

12 months ended December 31, 2000 Net sales	German Operations	North American Operations	Total
Product Family
Filter Media	$59,397	$44,318	$103,715
Technical Specialties	46,980	54,836	101,816
Durable Specialties	28,291	71,259	99,550
Office Products	—	50,372	50,372

	$134,668	$220,785	$355,453

The following table details selected financial data by operating segment.

	(In Thousands) Operating Segments
	German Operations	North American Operations	Total
12 months ended December 31, 2002

Net sales	$153,098	$244,101	$397,199

Income (loss) from operations	$24,290	$(28,798)	$(4,508)

Depreciation and amortization	$3,563	$12,272	$15,835

Total assets	$149,642	$344,273	$493,915

12 months ended December 31, 2001

Net sales	$135,799	$258,522	$394,321

Income (loss) from operations	$18,300	$(11,799)	$6,501

Depreciation and amortization	$3,494	$13,608	$17,102

Total assets	$115,310	$401,629	$516,939

12 months ended December 31, 2000

Net sales	$134,668	$220,785	$355,453

Income from operations	$19,600	$16,934	$36,534

Depreciation and amortization	$2,644	$8,800	$11,444

Total assets	$122,304	$263,909	$386,213

Information concerning principal geographic areas is as follows (in thousands):

	2002	2001	2000

Net sales(a)

North America	$217,345	$256,309	$216,826
Europe	135,181	114,353	117,299
Far East	36,263	15,773	14,218
Other	8,410	7,886	7,110

Total	$397,199	$394,321	$355,453

(a) Revenues are attributed to countries based on product shipment destination.

	2002	2001	2000

Property, plant and equipment, net

North American operations	$149,814	$147,830	$129,177
German operations	75,692	63,554	65,328

Total	$225,506	$211,384	$194,505

	2002	2001	2000

Net assets (liabilities)

North American operations	$(38,249)	$29,651	$80,643
German operations	74,478	50,886	22,305

Total	$36,229	$80,537	$102,948

(21)  Consolidating Financial Statements

Below are consolidating statements of operations and statements of cash flows for FiberMark, Inc. for the three years ended December 31, 2002, 2001, and 2000 and balance sheets as of December 31, 2002 and 2001 (in thousands).

CONSOLIDATING BALANCE SHEETS

	December 31, 2002
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$12,535	$23,032	$—	$35,567
Accounts receivable, net	26,062	24,681	(357)	50,386
Inventories	46,230	18,339	—	64,569
Prepaid expenses	1,183	408	—	1,591

Total current assets	86,010	66,460	(357)	152,113

Property, plant and equipment, net	149,814	75,692	—	225,506
Goodwill, net	93,344	5,116	—	98,460
Intercompany note receivable	13,676	—	(13,676)	—
Investment in foreign subsidiaries	76,487	—	(76,487)	—
Other intangible assets, net	10,438	1,040	—	11,478
Other long-term assets	13	1,334	—	1,347
Other pension assets	5,011	—	—	5,011

Total assets	$434,793	$149,642	$(90,520)	$493,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	$3,188	$—	$—	$3,188
Accounts payable	16,113	11,427	(196)	27,344
Accrued liabilities	17,910	4,551	—	22,461
Accrued income taxes payable	(3,498)	7,828		4,330
Deferred income taxes	—	538	—	538

Total current liabilities	33,713	24,344	(196)	57,861

Long-term liabilities:
Long-term debt, less current portion	341,073	—	—	341,073
Intercompany notes payable	—	15,846	(15,846)	—
Deferred income taxes	56	14,896	—	14,952
Other long-term liabilities	23,722	20,078	—	43,800

Total long-term liabilities	364,851	50,820	(15,846)	399,825

Total liabilities	398,564	75,164	(16,042)	457,686

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	7	27	(27)	7
Additional paid-in capital	65,496	29,210	(29,210)	65,496
Retained earnings	(29,931)	42,164	(42,164)	(29,931)
Accumulated other comprehensive loss	692	3,077	(3,077)	692
Less treasury stock	(35)	—	—	(35)

Total stockholders’ equity	36,229	74,478	(74,478)	36,229

Total liabilities and stockholders’ equity	$434,793	$149,642	$(90,520)	$493,915

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2002
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$244,101	$153,098	$—	$397,199

Cost of sales	203,743	120,949	—	324,692

Gross profit	40,358	32,149	—	72,507

Selling, general and administrative expenses	29,732	8,357	—	38,089
Facility closure reversal	(955)	—	—	(955)
Sale of technology	(2,499)	(498)	—	(2,997)
Goodwill impairment	42,878	—	—	42,878

Income (loss) from operations	(28,798)	24,290	—	(4,508)

Other (income) expense, net	1,547	(83)	—	1,464
Equity in subsidiary income	(13,067)	—	13,067	—
Interest expense	35,317	2,166	(2,166)	35,317
Interest income	(2,187)	(706)	2,166	(727)

Income (loss) before income taxes and extraordinary item	(50,408)	22,913	(13,067)	(40,562)

Income tax expense	3,586	9,846	—	13,432

Net income (loss)	$(53,994)	$13,067	$(13,067)	$(53,994)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(53,994)	$13,067	$(13,067)	$(53,994)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,272	3,563	—	15,835
Amortization of bond discount	173	—	—	173
Equity in subsidiary income	(13,067)	—	13,067	—
(Gain) loss on closure of facilities	(705)	—	—	(705)
(Gain) loss on sale of technology	(2,997)	—	—	(2,997)
(Gain) loss on sale of property, plant and equipment	936	—	—	936
Goodwill impairment	42,878	—	—	42,878
Deferred taxes	12,887	2,420	—	15,307
Changes in operating assets and liabilities:
Accounts receivable	1,826	(850)	—	976
Inventories	882	1,169	—	2,051
Prepaid expenses	224	—	—	224
Other long-term assets	501	(230)	—	271
Accounts payable	(1,367)	(63)	—	(1,430)
Accrued other current liabilities	(6,492)	(28)	—	(6,520)
Intercompany accounts, net	20,805	(563)	(20,242)	—
Other long-term liabilities	300	685	—	985
Accrued income taxes payable	(1,249)	4,264	—	3,015
Net cash provided by (used in) operating activities	13,813	23,434	(20,242)	17,005

Cash flows from investing activities:
Additions to property, plant and equipment	(11,921)	(4,115)	—	(16,036)
Investment in subsidiary	—	(12)	12	—
Net proceeds from sale of technology	3,396	—	—	3,396
Net proceeds from sale of property, plant and equipment	597	—	—	597
Increase in other intangible assets	—	(210)	—	(210)
Net cash provided by (used in) investing activities	(7,928)	(4,337)	12	(12,253)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	—	—	1,938
Net proceeds from exercise of stock options	542	—	—	542
Net borrowings under revolving credit line	2,365	—	—	2,365
Repayment of debt	(2,082)	—	—	(2,082)
Net borrowings under intercompany notes	—	(19,589)	19,589	—
Capital reserve	—	(25)	25	—
Debt issuance costs	(227)	—	—	(227)
Net cash provided by (used in) financing activities	2,536	(19,614)	19,614	2,536

Effect of exchange rate changes on cash	762	3,635	616	5,013

Net increase in cash	9,183	3,118	—	12,301

Cash at beginning of year	3,352	19,914	—	23,266

Cash at end of year	$12,535	$23,032	$—	$35,567

CONSOLIDATING BALANCE SHEETS

	December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$3,352	$19,914	$—	$23,266
Accounts receivable, net	26,895	19,599	(357)	46,137
Inventories	47,802	16,661	—	64,463
Prepaid expenses	1,407	128	—	1,535
Deferred income taxes	2,781	(725)	—	2,056

Total current assets	82,237	55,577	(357)	137,457

Property, plant and equipment, net	147,830	63,554	—	211,384
Goodwill, net	140,912	4,340	—	145,252
Intercompany note receivable	34,481	—	(34,481)	—
Investment in foreign subsidiaries	48,131	—	(48,131)	—
Other intangible assets, net	10,948	805	—	11,753
Deferred income taxes	11,707	(10,086)	—	1,621
Other long-term assets	513	1,120	—	1,633
Other pension assets	7,839	—	—	7,839

Total assets	$484,598	$115,310	$(82,969)	$516,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion long-term debt	$2,590	$—	$—	$2,590
Accounts payable	17,480	9,749	(162)	27,067
Accrued liabilities	27,773	3,888	—	31,661
Accrued income taxes payable	(2,248)	2,617	—	369

Total current liabilities	45,595	16,254	(162)	61,687

Long-term liabilities:
Revolving credit line	94	—	—	94
Long-term debt, less current portion	339,183	—	—	339,183
Intercompany notes payable	—	31,921	(31,921)	—
Other long-term liabilities	19,189	16,249	—	35,438

Total long-term liabilities	358,466	48,170	(31,921)	374,715

Total liabilities	404,061	64,424	(32,083)	436,402

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	7	23	(23)	7
Additional paid-in capital	64,954	24,803	(24,803)	64,954
Retained earnings	24,063	29,097	(29,097)	24,063
Accumulated other comprehensive loss	(8,452)	(3,037)	3,037	(8,452)
Less treasury stock	(35)	—	—	(35)

Total stockholders’ equity	80,537	50,886	(50,886)	80,537

Total liabilities and stockholders’ equity	$484,598	$115,310	$(82,969)	$516,939

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$258,522	$135,799	$—	$394,321

Cost of sales	233,623	109,265	—	342,888

Gross profit	24,899	26,534	—	51,433

Selling, general and administrative expenses	23,041	8,234	—	31,275
Facility closure expense	25,993	—	—	25,993
Sale of technology	(12,336)	—	—	(12,336)

Income from operations	(11,799)	18,300	—	6,501

Other (income) expense, net	5,386	43	—	5,429
Equity in subsidiary income	(8,419)	—	8,419	—
Interest expense	26,855	2,742	(2,046)	27,551
Interest income	(2,046)	(425)	2,046	(425)

Income (loss) before income taxes and extraordinary item	(33,575)	15,940	(8,419)	(26,054)

Income tax (benefit) expense	(14,762)	6,825	—	(7,937)

Income (loss) before extraordinary item	(18,813)	9,115	(8,419)	(18,117)

Extraordinary item:
Loss on early extinguishment of debt (net of income tax benefit of $504)	—	(696)	—	(696)

Net income (loss)	$(18,813)	$8,419	$(8,419)	$(18,813)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2001
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(18,813)	$8,419	$(8,419)	$(18,813)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,608	3,494	—	17,102
Amortization of bond discount	121	—	—	121
Equity in subsidiary income	(8,419)	—	8,419	—
Loss on closure of facility	27,217	—	—	27,217
Sale of technology	471	—	—	471
Gain on sale of property, plant and equipment	(12)	—	—	(12)
Deferred taxes	(14,237)	1,694	—	(12,543)
Changes in operating assets and liabilities:
Accounts receivable	17,889	(3,831)	—	14,058
Inventories	16,791	4,060	—	20,851
Prepaid expenses	443	39	—	482
Other long-term assets	(463)	—	—	(463)
Accounts payable	(8,006)	(399)	—	(8,405)
Accrued other liabilities	5,535	(315)	—	5,220
Intercompany accounts, net	(38,548)	17	38,531	—
Other long-term liabilities	317	783	—	1,100
Accrued income taxes payable	(1,367)	123	—	(1,244)
Net cash provided by (used in) operating activities	(7,473)	14,084	38,531	45,142

Cash flows from investing activities:
Additions to property, plant and equipment	(22,994)	(4,749)	—	(27,743)
Investment in subsidiary	—	(11)	11	—
Net proceeds from sale of property, plant and equipment	1,545	—	—	1,545
Payments for acquisitions	(147,842)	—	—	(147,842)
Increase in other intangible assets	(2,100)	(82)	—	(2,182)
Net cash provided by (used in) investing activities	(171,391)	(4,842)	11	(176,222)

Cash flows from financing activities:
Proceeds from issuance of bank debt	231,937	—	—	231,937
Repayment of debt	(2,519)	(38,693)	—	(41,212)
Net borrowings under revolving credit line	(38,933)	—	—	(38,933)
Stock repurchase	555	—	—	555
Net borrowings under intercompany notes	—	16,798	(16,798)	—
Capital reserve	—	22,129	(22,129)	—
Debt issuance costs	(8,921)	—	—	(8,921)
Net cash provided by (used in) financing activities	182,119	234	(38,927)	143,426

Effect of exchange rate changes on cash	97	(695)	385	(213)

Net increase in cash	3,352	8,781	—	12,133

Cash at beginning of year	—	11,133	—	11,133

Cash at end of year	$3,352	$19,914	$—	$23,266

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2000
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$220,785	$134,668	$—	$355,453

Cost of sales	187,689	106,548	—	294,237

Gross profit	33,096	28,120	—	61,216

Selling, general and administrative expenses	16,612	8,520	—	25,132
Facility closure expense	7,972	—	—	7,972
Sale of technology	(8,422)	—	—	(8,422)

Income from operations	16,934	19,600	—	36,534

Other (income) expense, net	1,759	(180)	—	1,579
Equity in subsidiary income	(9,645)	—	9,645	—
Interest expense	12,655	3,813	(1,232)	15,236
Interest income	(2,632)	(369)	1,232	(1,769)

Income before income taxes	14,797	16,336	(9,645)	21,488

Income tax expense	1,938	6,691	—	8,629

Net income	$12,859	$9,645	$(9,645)	$12,859

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2000
	Domestic Guarantor	Foreign Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income	$12,859	$9,645	$(9,645)	$12,859

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,800	2,644	—	11,444
Equity in subsidiary income	(9,645)	—	9,645	—
Loss on closure of facility	7,972	—	—	7,972
Loss on sale of property, plant and equipment	7	—	—	7
Deferred taxes	1,099	3,628	—	4,727
Changes in operating assets and liabilities:
Accounts receivable	(3,179)	(938)	—	(4,117)
Inventories	(10,087)	(5,388)	—	(15,475)
Other	(80)	8	—	(72)
Accounts payable	8,240	3,967	—	12,207
Accrued pension and other liabilities	(2,237)	(3,019)	—	(5,256)
Intercompany accounts, net	(1,095)	12	1,083	—
Other long-term liabilities	533	(310)	—	223
Accrued income taxes payable	(271)	606	—	335
Net cash provided by operating activities	12,916	10,855	1,083	24,854

Cash flows from investing activities:
Purchase of life insurance	(275)	—	—	(275)
Additions to property, plant and equipment	(34,239)	(8,359)	—	(42,598)
Investment in subsidiary	—	(10)	10	—
Net proceeds from sale of property, plant and equipment	2	—	—	2
Increase in other intangible assets	(834)	(280)	—	(1,114)
Net cash used in investing activities	(35,346)	(8,649)	10	(43,985)

Cash flows from financing activities:
Proceeds from issuance of bank debt	12,979	2,358	—	15,337
Stock repurchase	(35)	—	—	(35)
Net borrowings under revolving credit line	11,059	—	—	11,059
Repayment of debt	(745)	(6,603)	—	(7,348)
Net borrowings under intercompany notes	—	927	(927)	—
Capital reserve	—	(49)	49	—
Net cash provided by (used in) financing activities	23,258	(3,367)	(878)	19,013

Effect of exchange rate changes on cash	—	(1,000)	(215)	(1,215)

Net increase (decrease) in cash	828	(2,161)	—	(1,333)

Cash at beginning of year	(828)	13,294	—	12,466

Cash at end of year	$—	$11,133	$—	$11,133

FIBERMARK, INC.

Schedule II – Valuation and Qualifying Accounts and Reserves

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2002 Allowances for possible losses on accounts receivable	$1,423	$566	$213	$1,776

Year Ended December 31, 2001 Allowances for possible losses on accounts receivable	$1,220	$1,025	$822	$1,423

Year Ended December 31, 2000 Allowances for possible losses on accounts receivable	$1,023	$594	$397	$1,220

See accompanying independent auditors’ report.

Independent Auditors’ Report

The Board of Directors and Stockholders

FiberMark, Inc.:

Under date of February 7, 2003, except as to note 2, which is as of March 7, 2003, we reported on the consolidated balance sheets of FiberMark, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year ended December 31, 2002.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Burlington, Vermont
February 7, 2003

Item 15 (a) (3)  Exhibits

Number	Description
2.1(10)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH (“Steinbeis”), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(10)	Acquisition Agreement dated September 15, 1999 by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(14)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(10)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(1)	Restated By-laws
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(1)	Specimen stock certificate
4.3(9)	Indenture dated as of October 15, 1996 (the “ 1996 Indenture”) among the company, CPG Co., Specialty Paperboard/Endura, Inc. (“Endura”) and the Wilmington Trust Company (“Wilmington”)
4.4(9)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(9)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(15)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(15)	Indenture dated as of April 18, 2001, (the “2001 Indenture”) among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(15)	Specimen Certificate of 10 ¾% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(15)	Specimen Certificate of 10 ¾% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(15)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(15)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
4.12(17)

Rights agreement between FiberMark, Inc. and American Transfer & Trust Company, as Right Agent, dated May 9, 2002, which includes as Exhibit A Form of Certificate of Designation of the Series A Junior Participating Preferred Stock, s Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

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

10.26 (11)	Loan Agreement dated as of November 24, 1997, between Steinbeis and Gessner
10.27 (11)	Expansion Land Option and Preemption Right Agreement dated as of November 13, 1997, between Steinbeis and Gessner
10.28 (12)	Third Amended and Restated Financing Agreement & Guaranty
10.29 (12)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark Office Products, LLC and CIT Group/Equipment Financing, Inc.
10.30 (12)	Second Amended and Restated Security Agreement dated December 31, 1997,

between FiberMark, Inc., FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products
10.31 (12)	Loan Agreement dated as of January 7, 1988, between Zetaphoenicis Beteiligungs GmbH and Bayerische Vereinsbank AG (“Bayerische”)
10.32 (12)	Working Credit Facility dated as of January 13, 1998, between Gessner and Bayerische
10.33 (12)	Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische
10.34 (13)	1998 Amended and Restated Non-Employee Directors Stock Option Plan
10.35 (13)	Loan Agreement dated September 15, 1999, between FiberMark GmbH (the “Borrower”) and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)
10.36 (13)	Loan Amendment Agreement dated September 15, 1999 between FiberMark GmbH (the “Borrower”) and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)
10.37 (13)	Share Pledge Agreement dated September 15, 1999, between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo- und Vereinsbank AG (the “Pledgee”)
10.38 (13)	Pledge Amendment Agreement dated September 15, 1999, between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo- und Vereinsbank AG (the “Pledgee”)
10.39 (13)

Third Amended and Restated Financing Agreement and Guaranty dated September 30, 1999, among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc. and FiberMark Office Products, LLC (as “Borrowers and Guarantors”) and The CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc. (as “Lenders”)

10.40 (13)

Termination and Release Agreement among FiberMark Office Products, LLC; FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc., and The CIT Group/Equipment Financing, Inc.

10.41 (16)	Asset Purchase Agreement dated August 18, 2000, between Ahlstrom Engine Filtration, LLC (the “Purchaser”), and FiberMark, Inc. (the “Seller”)
10.42 (18)

Fourth Amended and Restated Financing Agreement and Guarantee dated January 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc.; and the CIT Group/Business Credit, Inc., and the CIT Group/Equipment Financing, Inc.

10.43 (18)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Equipment/Financing, Inc.)

10.44 (18)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Group/Business Credit, Inc.)

10.45

First Amendment to Financing Agreement dated April 8, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.46

Second Amendment to Financing Agreement dated October 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.47

Third Amendment to Financing Agreement dated December 27, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.48	Lease agreement dated May 30, 2002 between Group Three Properties, Inc. and FiberMark DSI, Inc.
21	List of FiberMark subsidiaries
23.1	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer

Notes to Exhibits

(1)                                  Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(2)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)                                  Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(4)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1993 (No. 0-20231).

(5)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6)                                  Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed July 14, 1994.

(7)                                  Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-8 filed, July 18, 1994.

(8)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1994 (No. 0-20231).

(9)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

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

(14)                            Incorporated by reference to exhibits filed with the company’s report on Form 8-K filed March 26, 2001.

(15)                            Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(16)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

(17)                            Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(18)                            Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended March 31, 2002, filed May 15, 2002.

FIBERMARK, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 31 day of March 2003.

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

Signature	Title	Date
/s/ ALEX KWADER	Chairman of the Board and Chief Executive Officer
Alex Kwader

/s/ DUNCAN MIDDLETON	President and Director
Duncan Middleton

/s/ BRIAN C. KERESTER	Director
Brian C. Kerester

/s/ MARION A. KEYES, IV	Director
Marion A. Keyes, IV

/s/ GLENN S. MCKENZIE	Director
Glenn S. McKenzie

/s/ JON H. MILLER	Director
Jon H. Miller

/s/ K. PETER NORRIE	Director
K. Peter Norrie

/s/ ELMAR B. SCHULTE	Director
Elmar B. Schulte

/s/ EDWARD P. SWAIN, JR.	Director
Edward P. Swain, Jr.

/s/ BRUCE MOORE	Senior Vice President and
Bruce Moore	Chief Financial Officer

CERTIFICATIONS

I, Alex Kwader, certify that:

1.               I have reviewed this annual report on Form 10-K of FiberMark, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALEX KWADER
Dated: March 31, 2003	Alex Kwader
Chairman of the Board and
Chief Executive Officer

I, Bruce Moore, certify that:

1.               I have reviewed this annual report on Form 10-K of FiberMark, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE MOORE
Dated: March 31, 2003	Bruce Moore
Senior Vice President and
Chief Financial Officer