Form 10-Q
period 2003-03-31
FIBERMARK INC
filed 2003-05-15
CIK 887591

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

Commission File Number: 0-20231

FiberMark, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-0429330
(State or other jurisdiction of Identification No.)	(I.R.S. Employer Identification No.)

161 Wellington Road, P.O. Box 498, Brattleboro, VT 05302
(Address of principal executive office and zip code)

802-257-0365
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The registrant had 7,066,226 shares of FiberMark common stock outstanding as of April 15, 2003.

FIBERMARK, INC.

FIBERMARK, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002

Net sales	$104,666	$97,158

Cost of sales	84,465	78,552

Gross profit	20,201	18,606

Selling, general and administrative expenses	12,238	8,917

Income from operations	7,963	9,689

Other (income) expense, net	(43)	411

Interest expense, net	8,699	8,562

Income (loss) before income taxes	(693)	716

Income tax expense	4,710	322

Net income (loss)	$(5,403)	$394

Basic earnings (loss) per share	$(0.76)	$0.06

Diluted earnings (loss) per share	$(0.76)	$0.06

Average Basic Shares Outstanding	7,066	6,903
Average Diluted Shares Outstanding	7,066	6,947

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

Unaudited

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash	$30,286	$35,567
Accounts receivable, net of allowances	54,949	50,386
Inventories	67,339	64,569
Prepaid expenses	1,932	1,591

Total current assets	154,506	152,113

Property, plant and equipment, net	234,416	225,506
Goodwill	98,657	98,460
Other intangible assets, net	11,049	11,478
Other long-term assets	1,394	1,347
Other pension assets	5,011	5,011

Total assets	$505,033	$493,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,435	$3,188
Accounts payable	24,370	27,344
Accrued liabilities	32,857	22,461
Accrued income taxes payable	5,687	4,330
Deferred income taxes	560	538

Total current liabilities	67,909	57,861

Long-term liabilities:
Revolving credit line	—	—
Long-term debt, less current portion	343,537	341,073
Deferred income taxes	15,676	14,952
Other long-term liabilities	44,317	43,800

Total long-term liabilities	403,530	399,825

Total liabilities	471,439	457,686

Stockholders’ equity
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	—	—
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized, and none issued	—	—
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 and 7,066,226 shares issued and outstanding in 2003 and 6,911,058 and 6,907,258 shares issued and outstanding in 2002	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(35,334)	(29,931)
Accumulated other comprehensive income	3,460	692
Less treasury stock, 3,800 shares at cost in 2003 and 2002	(35)	(35)

Total stockholders’ equity	33,594	36,229

Total liabilities and stockholders’ equity	$505,033	$493,915

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(In thousands)

Unaudited

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(5,403)	$394
Loss on disposal of intangible assets	35	—
Amortization of deferred gain	(222)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,150	3,441
Amortization of bond discount	43	43
Deferred income taxes	134	—
Changes in operating assets and liabilities:
Accounts receivable	(4,163)	(4,304)
Inventories	(2,053)	889
Prepaid expenses	(325)	(68)
Other long-term assets	5	—
Accounts payable	(3,407)	(2,612)
Accrued liabilities	10,208	6,488
Accrued income taxes payable	1,032	(133)
Other long-term liabilities	(59)	123

Net cash provided by (used in) operating activities	(25)	4,261

Cash flows used for investing activities:
Additions to property, plant and equipment	(9,608)	(3,325)
Increase in other intangible assets	—	(32)

Net cash used in investing activities	(9,608)	(3,357)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	1,895
Net borrowings under revolving credit line	—	677
Repayment of debt	(1,927)	(407)

Net cash provided by financing activities	3,668	2,165

Effect of exchange rate changes on cash	684	(718)

Net increase (decrease) in cash	(5,281)	2,351

Cash at beginning of period	35,567	23,266

Cash at end of period	$30,286	$25,617

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

(Unaudited)

1.               Basis of Presentation

In the opinion of management the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, included in the company’s Annual Report on Form 10-K.

2.               Changes in Accounting Principles and Recently Issued Standards

On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).  SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset.  Adoption of SFAS No. 143 did not have a material impact on our financial statements.

On January 1, 2003, we also adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS No. 145”).  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  The pronouncement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 had the effect of reclassifying the loss on early extinguishment of debt recorded in 2001 from an extraordinary item to other expense.

On January 1, 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.  We did not engage in any exit or disposal activities during the three months ended March 31, 2003.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

3.               Net Income (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the company’s reported net income (loss) follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share	$(5,403)	$394
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	6,903,458

Effect of dilutive securities:
Fixed stock options	*	43,386

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,066,226	6,946,844

Basic earnings (loss) per share	$(0.76)	$0.06

Diluted earnings (loss) per share	$(0.76)	$0.06

*            Due to a loss for the period, 3,287 incremental shares are not included because the effect would be antidilutive.

4.               Stock-Based Compensation

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

No compensation expense has been recognized for stock options granted under the plans during the three months ended March 31, 2003 and 2002, as any options granted were at exercise prices that equaled the market value at the date of the grant.  Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$(5,403)	$394
Total stock based employee compensation expense determined under fair value method	(155)	(317)
Net income (loss), pro forma	$(5,558)	$77

Basic earnings (loss) per share, as reported	$(0.76)	$0.06
Basic earnings (loss) per share, pro forma	(0.79)	0.01

Diluted earnings (loss) per share, as reported	$(0.76)	$0.06
Diluted earnings (loss) per share, pro forma	(0.79)	0.01

Pro forma amounts reflect only options granted after 1994.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for any grants in 2003 and 2002: risk-free interest rate of 4.4%, dividend yield of $0, expected volatility of 45% and expected lives per the plan agreements.

5.               Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2003 and 2002, consists of net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(5,403)	$394
Currency translation adjustment	2,768	(1,952)
Comprehensive loss	$(2,635)	$(1,558)

6.               Inventories

Inventories at March 31, 2003 and December 31, 2002, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw material	$21,298	$20,671
Work in progress	20,646	19,548
Finished goods	15,453	14,975
Finished goods on consignment	4,522	4,090
Stores inventory	3,761	3,562
Operating supplies	1,659	1,723

Total inventories	$67,339	$64,569

7.               Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Under SFAS 142, we no longer amortize goodwill and intangibles that have indefinite lives.  SFAS 142 also requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset.  On an ongoing basis, we expect to perform our annual impairment assessment in the fourth quarter of each year, based on information as of September 30.  The change in goodwill during the three months ended March 31, 2003, was due to changes in foreign currency translations.

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of March 31, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31, 2003	Dec. 31, 2002	March 31, 2003	Dec. 31, 2002
Amortizable intangible assets:
Debt issue costs	$14,257	$14,467	$5,050	$4,875
Acquired technology	846	846	11	—
Other	1,409	1,409	402	369

Total amortizable intangible assets	$16,512	$16,722	$5,463	$5,244

The total intangible amortization expense for the three months ended March 31, 2003 and 2002 was $431,000 and $413,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2003	$1,724
2004	$1,724
2005	$1,687
2006	$1,487
2007	$1,043

8.               Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment (in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product Family
Office products	$—	$19,446	$19,446	$—	$21,174	$21,174
Publishing and packaging	—	23,023	23,023	—	24,222	24,222
Technical specialties	47,719	14,478	62,197	36,512	15,250	51,762

	$47,719	$56,947	$104,666	$36,512	$60,646	$97,158

The following table  presents selected financial data for each of our operating segments for the three months ended March 31, 2003 and 2002  (in thousands).

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$47,719	$57,568	$105,287	$36,512	$60,646	$97,158
Less: inter-segment net sales	—	(621)	(621)	—	—	—
Total net sales	$47,719	$56,947	$104,666	$36,512	$60,646	$97,158

Income (loss) from operations	$10,133	$(2,170)	$7,963	$7,123	$2,566	$9,689

Depreciation and amortization	$1,070	$3,080	$4,150	$794	$2,647	$3,441

The following table presents selected financial data for each of our operating segments at March 31, 2003 and December 31, 2002 (in thousands).

	March 31, 2003				December 31, 2002
	Operating Segments				Operating Segments
	German Operations	North American Operations	Other	Total	German Operations	North American Operations	Other	Total

Total assets	$151,677	$442,674	$(89,318)	$505,033	$149,642	$434,793	$(90,520)	$493,915

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2002

For the three months ended March 31, net sales were $104.7 million in 2003 compared with $97.2 million in 2002, a 7.7% increase.

Net sales from our German operations increased 30.7% to $47.7 million in the first quarter of 2003 from $36.5 million in the comparable 2002 period.  Approximately $8.7 million of the increase in net sales was attributable to the effects of a stronger euro in the first quarter of 2003 compared with the first quarter of 2002.  Excluding foreign exchange effects, sales from our German operations increased by 6.8%.  This increase in net sales was primarily due to market share growth across German product families, with the exceptions of our coating base and printing materials, which did not grow during the quarter.  Our German businesses continue to outperform the regional economy due to the strength of our market niches and our position within these markets.

Sales from our North American operations segment were $56.9 million in the first quarter of 2003, a 6.1% decline, from $60.6 million in the first three months of 2002 primarily due to continued weakness in the U.S. economy, and to a lesser degree by the sale of our North American industrial filter media business in December 2002 (accounting for $0.7 million of this decline).

Technical specialties sales in North America decreased 5.2% to $14.5 million in the first quarter of 2003 compared with $15.3 million in the 2002 period, driven by a combination of declines in sales of electrical transformer, building and abrasive base materials, partially offset by gains in tape business and matboard.  The sales gains and losses reflect the relative strength and weakness of the markets we compete in and to a lesser degree, competitive pressures.

Sales in publishing and packaging grades, representing the decorative specialties product lines, were $23.0 million in the first quarter of 2003 compared with $24.2 million in the same period in 2002, a 5.0% decline.  Our publishing business lagged historical levels, mirroring industry conditions for textbook manufacturers in the face of tighter state budgets.  Our packaging business reflected weak luxury packaged consumer goods sales, offset in part by the contribution of new product lines.

Office products sales were $19.4 million in the first quarter of 2003 compared with $21.2 million in the comparable 2002 quarter, a decline of 8.5%.  This decline reflects continued weakness in this sector and some substitution of lower quality material, tied to the rising influence of inexpensive imported finished products from the Pacific Rim.

Gross margin for the first quarter of 2003 was 19.3% compared with 19.2% in the first quarter of last year.  Higher pulp and energy prices were offset by reduced fixed costs resulting from facility consolidations, reduced trial expenses and improved production rates, particularly on the new paper machine in Warren Glen, New Jersey.  Capacity utilization during the first three months of 2003 was down slightly compared with the first three months of 2002.

General and administrative expenses for the first three months of 2003 were $12.2 million compared with $8.9 million for the same period in 2002.  The increase was primarily due to an increase in the allowance for doubtful accounts and higher professional fees associated with a variety of projects.

In the first three months of 2003, we realized $8.0 million of income from operations (7.6% of sales) compared with $9.7 million in 2002 (10.0% of sales).  In our German operations segment, income from operations increased 42.3% to $10.1 million (21.2% of German operations sales) from $7.1 million (19.5% of German operations sales) in 2002.  This increase was due to a stronger euro in 2003, higher volume, slightly higher production rates offset in part by higher pulp prices.  In our North American operations segment we incurred a loss from operations of $2.2 million in the first three months of 2003 compared with income from operations of $2.6 million in 2002.  The change from 2002 was primarily attributable to higher pulp and energy prices, an increase in the allowance for doubtful accounts, higher professional fees associated with a variety of projects and slightly lower capacity utilization partially offset by reduced fixed costs, reduced trial expenses and improved production rates.

Net interest expense was $8.7 million in the first quarter of 2003 compared with $8.6 million in the first quarter of 2002.  Interest expense for the first quarter of 2003 increased due to interest on the capital lease resulting from the sale-leaseback transaction involving our Lowville, New York, facility and interest on borrowings under the sub-facility of our $60.0 million revolving credit facility.

Income tax expense was $4.7 million in the first three months of 2003 compared with income tax expense of $0.3 million in 2002.  In 2003, we recorded a $4.4 million valuation allowance against our deferred tax assets because management determined that it was more likely than not that the deferred tax assets arising from the pretax loss incurred by our North American operations would not be realized.

The net loss for the first three months of 2003 was $5.4 million, or $0.76 per share, compared with net income of $0.4 million, or $0.06 per share in 2002.

Liquidity and Capital Resources

As of March 31, 2003, we had outstanding $100.0 million of senior notes, which mature on October 15, 2006, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding at March 31, 2003 were $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes, which mature on April 15, 2011, are also non-amortizing, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.

At March 31, 2003, the company had a $60.0 million revolving credit facility that expires on September 30, 2005 (the “Credit Facility”).  The Credit Facility includes a $10.0 million sub-facility (the “Sub-facility”) to be used for capital expenditures, working capital and general corporate purposes and is secured by a lien on substantially all of our U.S. accounts receivable and inventory and on the equipment and real estate located at our Brattleboro, Vermont, facility.  In addition, the Sub-facility is secured by various machinery located at the Lowville, New York and Quakertown, Pennsylvania facilities.  The Credit Facility contains certain covenants, which require the maintenance of financial ratios. Establishment and testing of these covenants has been waived until December 31, 2003. During this grace period there is an availability block on the Credit Facility, which limits the company’s borrowing capacity. At March 31, 2003, our total borrowing capacity under the Credit Facility, including the Sub-facility, was $41.7 million.  As of the same date, we had a total of $7.1 million outstanding under the Credit Facility comprising $4.8 million of outstanding letters of credit and $2.3 million outstanding under the Sub-facility.  Advances under the Sub-facility are repayable in quarterly installments and bear interest at either the prime interest rate plus a margin of 2.0% or the London Interbank Offering Rate (“LIBOR”) plus a margin of 3.5%.  Advances under the $60.0 million revolving credit facility bear interest at the prime interest rate plus a margin of between 0.50% and 1.5%, or LIBOR plus a margin of between 2.0% and 3.0%, depending on the company’s leverage ratio.  At March 31, 2003, the company had a total of $34.6 million available under the Credit Facility including $7.7 million available under the Sub-facility.

At March 31, 2003, $2.0 million was outstanding under a term loan with CIT secured by machinery at our Quakertown, Pennsylvania, facility.  This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007.

At March 31, 2003, $10.8 million was outstanding on a term loan secured by a paper machine at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York facility.  Under the sale-leaseback agreement, FiberMark paid $1,118,000 representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2,077,000 on January 31, 2005, when FiberMark will resume ownership of the entire site.  At March 31, 2003, the balance outstanding on the capital lease was $4.3 million.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the three months ended March 31, cash flows from operating activities were breakeven in 2003 and $4.3 million for 2002. During these periods, additions to property, plant and equipment totaled $9.6 million in 2003 and $3.3 million in 2002.

As of March 31, 2003, there were no material changes in our contractual obligations or long-term debt from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, except for an additional $2.0 million letter of credit outstanding which matures in 2004.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

The company believes that cash flow from operations, plus existing cash balances and amounts available under our credit facilities will be sufficient to fund our capital requirements, debt service and working capital needs in 2003.

Inflation

We attempt to minimize the effect of inflation on our earnings by controlling operating expenses.  During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations.  We purchase raw materials that are subject to cyclical changes in costs that may not reflect the rate of general inflation.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Differences from those estimates are recorded in the reporting period during which the difference becomes known.  Estimates are used in accounting for, among other items, facility closures, acquisitions, deferred tax assets, excess and obsolete inventory, allowances for doubtful accounts receivable, long-lived assets and pension benefit obligations.  Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Facility Closures

Among those factors affecting the accruals for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities.  Generally, we base our estimates on historical patterns of past facility closures, influenced by judgments about current market conditions.  In future years, the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will change the timing of recognition of costs associated with facility closures.

Acquisitions

We account for acquisitions under the purchase method which requires the purchase price to be allocated to the assets acquired and liabilities assumed based upon their respective fair values.  For the many significant assets we acquire, such as property, plant and equipment, we obtain third-party appraisals to determine the fair value of those assets.  In accounting for our acquisition of DSI in April 2001, we estimated the fair value of property, plant, equipment working capital and other assets and allocated $109.8 million of the purchase price to goodwill.

Income Taxes

We are required to estimate income taxes in each of our operational jurisdictions.   This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.   In 2003, we recorded a $4.4 million valuation allowance against our deferred tax assets because management determined that it was more likely than not that the deferred tax assets arising from the pretax loss incurred by our North American operations would not be realized.

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

Pension Assumptions

We have several defined benefit retirement plans covering our hourly employees.  The defined benefit plan covering certain U.S. employees is an ERISA and IRS-qualified plan and we make annual contributions in amounts at least equal to the minimum amounts required by ERISA.  The defined benefit plans covering all hourly employees in Germany were established by the company to provide a monthly pension benefit upon retirement.  We have no legal obligation to fund the German plans.

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement.  We evaluate these critical assumptions annually.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated periodically and are updated to reflect our experience.  Actual results that differ from the estimates may result in more or less future company funding into pension plans and more or less pension expense than is planned by management.

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

We have substantial indebtedness.  As of March 31, 2003, we had approximately $348.0 million of indebtedness.  In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes due 2011, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

The company has received notification from the New York Stock Exchange (“NYSE”) that it has fallen below the NYSE’s standard for continuing listing that requires an average market capitalization of at least $50 million over a 30 trading day period and a minimum of $50 million in stockholders’ equity.  FiberMark’s shortfall in stockholders’ equity resulted from a goodwill impairment charge taken during 2002.  The NYSE has requested that the company develop a plan to regain compliance.  If the company submits a plan, and the NYSE accepts it, the company will have up to 18 months for implementation, subject to quarterly monitoring for compliance with plan goals and targets.  If the NYSE does not accept the plan, the company will be subject to delisting from the NYSE.  In the event of delisting from the NYSE, the company believes an alternate trading venue would be available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)          The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)         The following reports on Form 8-K were filed for the quarter for which this report is filed:

On March 31, 2003, FiberMark, Inc. filed a current report on Form 8-K dated March 31, 2003 announcing fourth quarter and full year results for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: May 15, 2003

/s/ Bruce Moore
Bruce Moore, Senior Vice President and
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

Dated: May 15, 2003

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

Dated: May 15, 2003

	/s/	Bruce Moore
Bruce Moore
Senior VicePresident and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description
2.1(1)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH (“Steinbeis”), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(1)	Acquisition Agreement dated September 15, 1999 by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(2)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(3)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(1)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(3)	Restated By-laws
4.1(3)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(3)	Specimen stock certificate
4.3(4)	Indenture dated as of October 15, 1996 (the “ 1996 Indenture”) among the company, CPG Co., Specialty Paperboard/Endura, Inc. (“Endura”) and the Wilmington Trust Company (“Wilmington”)
4.4(4)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(4)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(5)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(5)	Indenture dated as of April 18, 2001, (the “2001 Indenture”) among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(5)	Specimen Certificate of 10 ¾% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(5)	Specimen Certificate of 10 ¾% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(5)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(5)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
4.12(16)

Rights agreement between FiberMark, Inc. and American Transfer & Trust Company, as Right Agent, dated May 9, 2002, which includes as Exhibit A Form of Certificate of Designation of the Series A Junior Participating Preferred Stock, s Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock.

10.1(6)	Lease Agreement dated April 29, 1994, between CIT Group/Equipment Financing Inc. (“CIT/Financing”) and the company
10.2(6)	Grant of Security Interest in Patents, Trademarks and Leases dated April 29, 1994, between the company and CIT/Financing
10.3(5)	Bill of Sale dated April 29, 1994, to CIT/Financing
10.4(3)(7)	Form of Indemnity Agreement entered into between the company and its directors and executive officers
10.5(3)(7)	The company’s 1992 Amended and Restated Stock Option Plan and related form of Option Agreement
10.6(3)	Paper Procurement Agreement, between the company and Acco-U.S.A
10.7(3)	Energy Service Agreement (Latex mill), dated as of November 19, 1992, between Kamine and the company
10.8(8)	Amendment No. 1 to the Energy Service Agreement (Latex mill), dated as of May 7, 1993, between Kamine and the company
10.9(3)	Energy Service Agreement (Lewis mill), dated as of November 19, 1992, between Kamine and the company

10.10(8)	Amendment No. 1 to the Energy Service Agreement (Lewis mill), dated as of May 7, 1993, between Kamine and the company
10.11(3)	Restated Ground Lease, dated as of November 19, 1992, between Kamine and the company
10.12(3)	Beaver Falls Cogeneration Buyout Agreement, dated as of November 20, 1992, between Kamine, Kamine Beaver Falls Cogen. Co., Inc. and the company
10.13(8)	Consent and Agreement (Energy Services Agreement), dated as of May 7, 1993, by the company
10.14(8)	First Amendment of Restated Ground Lease, dated as of May 7, 1993, between Kamine and the company
10.15(8)	Memorandum of Lease, dated as of May 7, 1993, between Kamine and the company
10.16(7)(9)	The company’s 1994 Stock Option Plan and related forms of Option Agreements
10.17(7)(9)	The company’s 1994 Directors Stock Option Plan and related form of Option Agreement
10.18(4)(9)	Amendment to the company’s 1994 Directors Stock Option Plan
10.19(3)(10)	The company’s Executive Bonus Plan
10.20(4)	Deed of Lease between James River Paper Company, Inc. and CPG-Virginia Inc. dated as of October 31, 1993
10.21(4)	Amended and Restated Agreement of Lease, between Arnold Barsky doing business as A&C Realty and Arcon Mills Inc., dated June 1, 1988
10.22(4)	Lease Agreement dated November 15, 1995, between IFA Incorporated and Custom Papers Group Inc. (“Custom Papers Group”)
10.23(4)	Master Lease Agreement dated January 1, 1994, between Meridian Leasing Corp. and Custom Papers Group
10.24(4)	Master Equipment Lease Agreement dated February 3, 1995, between Siemens Credit Corp. and CPG Holdings Inc.
10.25 (11)

Endura Sale Agreement, by and among W.R. Grace & Co. Conn., W.R. Grace (Hong Kong) Limited, Grace Japan Kabushiki Kaisha (collectively, the “Sellers”), the company, Specialty Paperboard (Hong Kong Limited) and Specialty Paperboard Japan Kabushiki Kaisha (collectively the “Buyers”), dated May 10, 1994

10.26 (12)	Loan Agreement dated as of November 24, 1997, between Steinbeis and Gessner
10.27 (12)	Expansion Land Option and Preemption Right Agreement dated as of November 13, 1997, between Steinbeis and Gessner
10.28 (13)	Third Amended and Restated Financing Agreement & Guaranty
10.29 (13)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark Office Products, LLC and CIT Group/Equipment Financing, Inc.
10.30 (13)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark, Inc. FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products
10.31 (13)	Loan Agreement dated as of January 7, 1988, between Zetaphoenicis Beteiligungs GmbH and Bayerische Vereinsbank AG (“Bayerische”)
10.32 (13)	Working Credit Facility dated as of January 13, 1998 between Gessner and Bayerische
10.33 (13)	Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische
10.34 (14)	1998 Amended and Restated Non-Employee Directors Stock Option Plan
10.35 (14)	Loan Agreement dated September 15, 1999 between FiberMark GmbH (the “Borrower”) and Bayerische Hypo— und Vereinsbank Aktiengesellschaft (Lender)

10.36 (14)	Loan Amendment Agreement dated September 15, 1999 between FiberMark GmbH (the “Borrower”) and Bayerische Hypo— und Vereinsbank Aktiengesellschaft (Lender)
10.37 (14)	Share Pledge Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo— und Vereinsbank AG (the “Pledgee”)
10.38 (14)	Pledge Amendment Agreement dated September 15, 1999 between FiberMark Beteiligungs GmbH and FiberMark GmbH (the “Pledgors”) and Bayerische Hypo— und Vereinsbank AG (the “Pledgee”)
10.39 (14)

Third Amended and Restated Financing Agreement and Guaranty dated September 30, 1999 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc. and FiberMark Office Products, LLC (as “Borrowers and Guarantors”) and The CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc. (as “Lenders”)

10.40 (14)

Termination and Release Agreement among FiberMark Office Products, LLC; FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc., and The CIT Group/Equipment Financing, Inc.

10.41 (15)	Asset Purchase Agreement dated August 18, 2000, between Ahlstrom Engine Filtration, LLC (the “Purchaser”), and FiberMark, Inc. (the “Seller”)
10.42 (17)

Fourth Amended and Restated Financing Agreement and Guarantee dated January 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc.; and the CIT Group/Business Credit, Inc., and the CIT Group/Equipment Financing, Inc.

10.43 (17)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Equipment/Financing, Inc.)

10.44 (17)

Revolving credit note between FiberMark Durable Specialties, Inc. and the CIT Equipment/Financing, Inc. (Identical agreements also apply between each of the following: FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc. and the CIT Group/Business Credit, Inc.)

10.45 (18)

First Amendment to Financing Agreement dated April 8, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.46 (18)

Second Amendment to Financing Agreement dated October 31, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.47 (18)

Third Amendment to Financing Agreement dated December 27, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.48 (18)	Lease agreement dated May 30, 2002 between Group Three Properties, Inc. and FiberMark DSI, Inc.
99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2003.

Notes to Exhibits

*                                         Filed  herewith.

(1)                                  Previously filed.

(2)                                  Incorporated by reference to exhibits filed with the company’s report on Form 8K filed March 26, 2001.

(3)                                  Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(4)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

(5)                                Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(6)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(7)                                  Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(1) of Regulation S-K.

(8)                                  Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(9)                                  Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-8 filed, July 18, 1994.

(10)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1993 (No. 0-20231).

(11)                            Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed July 14, 1994.

(12)                          Incorporated by reference to exhibits filed with the company’s Registration Statement on Form

S-3, filed December 15, 1997.

(13)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(14)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(15)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

(16)                            Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(17)                            Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended March 31, 2002, filed May 15, 2002.

(18)                            Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.