Form 10-Q
period 2003-06-30
FIBERMARK INC
filed 2003-08-14
CIK 887591

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

Commission File Number: 0-20231

FiberMark, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Identification No.)	82-0429330 (I.R.S. Employer Identification No.)

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

Yes  ☐   No  ☒

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of July 28, 2003.

FIBERMARK, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited):

        Consolidated Statements of Operations
            Three Months Ended June 30, 2003 and 2002

            Six Months Ended June 30, 2003 and 2002

        Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002

       Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2003 and 2002

        Notes to Consolidated Financial Statements

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.    Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities and Use of Proceeds

ITEM 3.    Defaults Upon Senior Securities

ITEM 4.    Submission of Matters to Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit Index

CERTIFICATIONS

ITEM 1.

FIBERMARK, INC.
Consolidated Statements of Operations
Three Months Ended June 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002

Net sales	$104,176	$105,124

Cost of sales	89,423	81,317

Gross profit	14,753	23,807

Selling, general and administrative expenses	10,828	9,878

Income from operations	3,925	13,929

Other expense, net	304	332

Interest expense, net	8,774	8,953

Income (loss) before income taxes	(5,153)	4,644

Income tax expense	3,363	2,088

Net income (loss)	$(8,516)	$2,556

Basic earnings (loss) per share	$(1.21)	$0.36

Diluted earnings (loss) per share	$(1.21)	$0.36

Average Basic Shares Outstanding	7,066	7,052
Average Diluted Shares Outstanding	7,066	7,087

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Statements of Operations
Six Months Ended June 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002

Net sales	$208,842	$202,282

Cost of sales	173,888	159,869

Gross profit	34,954	42,413

Selling, general and administrative expenses	23,066	18,795

Income from operations	11,888	23,618

Other expense, net	261	743

Interest expense, net	17,473	17,515

Income (loss) before income taxes	(5,846)	5,360

Income tax expense	8,073	2,410

Net income (loss)	$(13,919)	$2,950

Basic earnings (loss) per share	$(1.97)	$0.42

Diluted earnings (loss) per share	$(1.97)	$0.42

Average Basic Shares Outstanding	7,066	6,978
Average Diluted Shares Outstanding	7,066	7,021

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Balance Sheets

(In thousands, except share and per share amounts)

Unaudited

	June 30,	December 31,
ASSETS	2003	2002

Current assets:
Cash	$14,926	$35,567
Accounts receivable, net of allowances	56,915	50,386
Inventories	65,942	64,569
Prepaid expenses	1,253	1,591

Total current assets	139,036	152,113

Property, plant and equipment, net	239,067	225,506
Goodwill	99,020	98,460
Other intangible assets, net	10,628	11,478
Other long-term assets	1,477	1,347
Other pension assets	5,011	5,011

Total assets	$494,239	$493,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$4,481	$3,188
Accounts payable	23,430	27,344
Accrued liabilities	24,044	22,461
Accrued income taxes payable	7,118	4,330
Deferred income taxes	589	538

Total current liabilities	59,662	57,861

Long-term liabilities:
Revolving credit line	-	-
Long-term debt, less current portion	342,443	341,073
Deferred income taxes	16,476	14,952
Other long-term liabilities	45,144	43,800

Total long-term liabilities	404,063	399,825

Total liabilities	463,725	457,686

Stockholders' equity
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 and 7,066,226 shares issued and outstanding in 2003 and
6,911,058 and 6,907,258 shares issued and outstanding in 2002	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(43,850)	(29,931)
Accumulated other comprehensive income	8,896	692
Less treasury stock, 3,800 shares at cost in 2003 and 2002	(35)	(35)

Total stockholders' equity	30,514	36,229

Total liabilities and stockholders' equity	$494,239	$493,915

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002

(In thousands)

Unaudited

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(13,919)	$2,950
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,401	7,140
Amortization of bond discount	86	86
Amortization of deferred gain	(222)	-
Loss on disposal of property, plant & equipment	-	-
Deferred income taxes	123	-
Changes in operating assets and liabilities:
Accounts receivable	(4,649)	(7,689)
Inventories	334	2,065
Prepaid expenses	366	(113)
Other long-term assets	(4)	(3,040)
Accounts payable	(4,913)	(2,978)
Accrued liabilities	1,144	763
Accrued income taxes payable	1,981	1,278
Other long-term liabilities	(334)	262

Net cash provided by (used in) operating activities	(11,606)	724

Cash flows used for investing activities:
Additions to property, plant and equipment	(13,868)	(6,631)
Increase in other intangible assets	-	(234)

Net cash used in investing activities	(13,868)	(6,865)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	1,852
Net borrowings under revolving credit line	-	11,117
Repayment of debt	(3,018)	(667)
Net proceeds from exercise of stock options	-	542

Net cash provided by financing activities	2,577	12,844

Effect of exchange rate changes on cash	2,256	3,145

Net increase (decrease) in cash	(20,641)	9,848

Cash at beginning of period	35,567	23,266

Cash at end of period	$14,926	$33,114

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

(Unaudited)
1.  Basis of Presentation
In the opinion of management the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, included in the company's Annual Report on Form 10-K.

2.  Changes in Accounting Principles and Recently Issued Standards

On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. Adoption of SFAS No. 143 did not have a material impact on our financial statements.

On January 1, 2003, we also adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt , and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements . The pronouncement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases , to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 had the effect of reclassifying the loss on early extinguishment of debt recorded in 2001 from an extraordinary item to other expense.

On January 1, 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. We did not engage in any exit or disposal activities during the six months ended June 30, 2003.

FASB Interpretation NO. 46 ("FIN 46"), Consolidation of Variable Interest Entities , an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements , addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 is effective July 1, 2003, and applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of FIN 46 is not expected to have a material impact on our financial statements.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

3.   Net Income (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the company's reported net income (loss) follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share	$(8,516)	$2,556	$(13,919)	$2,950

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	7,051,917	7,066,226	6,978,097

Effect of dilutive securities:
Fixed stock options	*	35,178	*	42,987

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,066,226	7,087,095	7,066,226	7,021,084

Basic earnings (loss) per share	$(1.21)	$0.36	$(1.97)	$0.42

Diluted earnings (loss) per share	$(1.21)	$0.36	$(1.97)	$0.42

* The average closing stock price of our common stock during the second quarter ended June 30, 2003 was less than the exercise price on all options outstanding during the period. Therefore, there were no incremental shares to be considered in the diluted earnings (loss) per share calculation for the three months ended June 30, 2003. For the six months ended June 30, 2003, 4,625 incremental shares are not included because the effect would be antidilutive.

4.   Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure , amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

No compensation expense has been recognized for stock options granted under the plans during the three and six month periods ended June 30, 2003 and 2002, as any options granted were at exercise prices that equaled the market value at the date of the grant. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(8,516)	$2,556	$(13,919)	$2,950
Total stock based employee compensation expense determined under fair value method	(162)	(317)	(317)	(634)

Net income (loss), pro forma	$(8,678)	$2,239	$(14,236)	$2,317

Basic earnings (loss) per share, as reported	$(1.21)	$0.36	$(1.97)	$0.42
Basic earnings (loss) per share, pro forma	$(1.23)	$0.32	$(2.01)	$0.33

Diluted earnings (loss) per share, as reported	$(1.21)	$0.36	$(1.97)	$0.42
Diluted earnings (loss) per share, pro forma	$(1.23)	$0.32	$(2.01)	$0.33

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

5.   Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002, consists of net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(8,516)	$2,556	$(13,919)	$2,950
Currency translation adjustment	5,436	11,543	8,204	9,591

Comprehensive income (loss)	$(3,080)	$14,099	$(5,715)	$12,541

6.   Inventories

Inventories at June 30, 2003 and December 31, 2002, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw material	$21,812	$20,671
Work in progress	19,370	19,548
Finished goods	15,466	14,975
Finished goods on consignment	3,780	4,090
Stores inventory	4,005	3,562
Operating supplies	1,509	1,723

Total inventories	$65,942	$64,569

7.  Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles that have indefinite lives. SFAS 142 also requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. On an ongoing basis, we expect to perform our annual impairment assessment in the fourth quarter of each year, based on information as of September 30. During the three months ended June 30, 2003, goodwill was reduced by $7,000 as a result of adjusting the severance accrual recorded in connection with the acquisition of DSI. All other changes in goodwill during the three and six month periods ended June 30, 2003 were due to changes in foreign currency translation.

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of June 30, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Value		Accumulated Amortization

	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002

Amortizable intangible assets:
Debt issue costs	$14,257	$14,467	$5,435	$4,875
Acquired technology	846	846	21	--
Other	1,466	1,409	485	369

Total amortizable intangible assets	$16,569	$16,722	$5,941	$5,244

The total intangible amortization expense for the three months ended June 30, 2003 and 2002 was $437,000 and $426,000, and for the six months ended June 30, 2003 and 2002 was $872,000 and $840,000. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2003	$1,744,000
2004	$1,744,000
2005	$1,707,000
2006	$1,507,000
2007	$1,063,000

8.   Subsequent Event

On July 22, 2003, the company announced plans for further staff reductions. The company expects to eliminate approximately 100 positions in the U.S., resulting in estimated annual savings of $5.0 million. The full savings benefits are expected to be realized during 2004. The company will record a pre-tax charge of approximately $1.5 million during the third quarter of 2003 for severance expenses.

9.   Segment Information

The following table categorizes net sales in each product family into the appropriate operating segment (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Operating Segments			Operating Segments
	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Net sales
Product Family
Office products	$-	$17,742	$17,742	$-	$20,402	$20,402
Publishing and packaging	-	24,795	24,795	-	29,511	29,511
Technical specialties	48,507	13,132	61,639	38,149	17,062	55,211

	$48,507	$55,669	$104,176	$38,149	$66,975	$105,124

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Operating Segments			Operating Segments
	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Net sales
Product Family
Office products	$-	$37,188	$37,188	$-	$41,576	$41,576
Publishing and packaging	-	47,818	47,818	-	53,732	53,732
Technical specialties	96,226	27,610	123,836	74,661	32,313	106,974

	$96,226	$112,616	$208,842	$74,661	$127,621	$202,282

9.   Segment Information (continued)

The following table presents selected financial data for each of our operating segments for the three and six month periods ended June 30, 2003 and 2002 (in thousands).

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Total sales	$48,507	$56,058	$104,565	$38,149	$66,975	$105,124

Less: inter-segment net sales	-	(389)	(389)	-	-	-

Total net sales	$48,507	$55,669	$104,176	$38,149	$66,975	$105,124

Income (loss) from operations	$7,227	$(3,302)	$3,925	$6,485	$7,444	$13,929

Depreciation and amortization	$1,141	$3,110	$4,251	$867	$2,832	$3,699

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Total sales	$96,226	$113,626	$209,852	$74,661	$127,621	$202,282
Less: inter-segment net sales	-	(1,010)	(1,010)	-	-	-

Total net sales	$96,226	$112,616	$208,842	$74,661	$127,621	$202,282

Income (loss) from operations	$17,360	$(5,472)	$11,888	$13,608	$10,010	$23,618

Depreciation and amortization	$2,211	$6,190	$8,401	$1,661	$5,479	$7,140

The following table presents selected financial data for each of our operating segments at June 30, 2003 and December 31, 2002 (in thousands).

	June 30, 2003				December 31, 2002

	Operating Segments				Operating Segments

	German	North American			German	North American
	Operations	Operations	Other	Total	Operations	Operations	Other	Total

Total assets	$ 157,776	$ 428,570	$ (92,107)	$ 494,239	$ 149,642	$ 434,793	$ (90,520)	$ 493,915

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003, Compared with Three Months Ended June 30, 2002

For the three months ended June 30, 2003, net sales were $104.2 million compared with $105.1 million in the second quarter of 2002, a decline of 1%.

Net sales from our German operations increased by 27% to $48.5 million in the second quarter of 2003 from $38.1 million in the comparable 2002 period. Approximately $8.7 million of the increase in net sales was attributable to the effects of a stronger euro in the second quarter of 2003 compared with the second quarter of 2002. Excluding the positive effects of the stronger euro, sales in our German operations increased by 3% during the second quarter of 2003 compared with the second quarter of 2002. This increase in net sales was primarily due to market share gains in automotive filter media and tape base and market growth in nonwoven wallcoverings.

Sales from our North American operations segment were $55.7 million in the second quarter of 2003, a 17% decline from $67.0 million during the second quarter of 2002. This decline was primarily due to continued weakness in the U.S. economy, and to a lesser degree, by the sale of our North American industrial filter media business in December 2002 (accounting for $1.0 million of the decline).

Technical specialties sales in North America decreased by 23% to $13.1 million in the second quarter of 2003 compared with $17.1 million in the second quarter of 2002. The decrease in technical specialties sales reflects discontinued product lines (including the sale in December 2002 of our industrial filter media business), weak industrial markets and product obsolescence.

Sales in publishing and packaging grades were $24.8 million in the second quarter of 2003 compared with $29.5 million in the second quarter of 2002, a 16% decline. Our publishing business lagged historical levels due to continued softness in the elementary and high school textbook publishing industry as a result of tight state budgets. Sales of packaging products increased over the prior year due to several successful new product introductions.

Office products sales were $17.7 million in the second quarter of 2003 compared with $20.4 million in the second quarter of 2002, a decline of 13%. This decline reflects continued economic weakness and, to a lesser extent, substitution by customers of lower quality competitive products.

Gross profit for the second quarter of 2003 was $14.8 million, or 14% of sales, compared with $23.8 million, or 23% of sales, in the second quarter of 2002. The $9.0 million decrease in gross profit was primarily due to lower sales volume, a change in sales mix towards lower margin products, higher fixed manufacturing overhead costs at operating facilities, higher pulp and energy costs and costs incurred in connection with the transfer of production from our Johnston, Rhode Island facility to our Lowville, New York facility. These higher costs were partially offset by lower fixed costs attributable to earlier facility consolidations.

Selling, general and administrative expenses for the second quarter of 2003 were $10.8 million or 10% of sales, compared with $9.9 million or 9% of sales in the second quarter of 2002. Approximately $0.5 million of the increase in selling, general and administrative expenses was attributable to the effects of a stronger euro in the second quarter of 2003 compared with the second quarter of 2002. The remainder of the increase was primarily attributable to higher professional fees associated with various projects.

During the second quarter of 2003, we realized $3.9 million of income from operations or 4% of sales, compared with $13.9 million in the second quarter of 2002, or 13% of sales. In our German operations segment, income from operations increased 11% to $7.2 million or 15% of sales, from $6.5 million, or 17% of sales in the second quarter of 2002. This increase in absolute terms was primarily due to a stronger euro in the second quarter of 2003 and higher volume partially offset by higher pulp prices. In our North American operations segment we incurred a loss from operations of $3.3 million in the second quarter of 2003 compared with income from operations of $7.4 million in the second quarter of 2002. The change from 2002 was primarily attributable to lower sales volumes, a shift in sales mix towards lower priced and lower margin products, higher pulp and energy costs, higher fixed manufacturing overhead costs and higher selling, general and administrative expenses largely due to higher professional fees.

Net interest expense was $8.8 million in the second quarter of 2003 compared with $9.0 million in the second quarter of 2002. The decrease in net interest expense was primarily due to lower borrowings outstanding under our revolving credit line during the second quarter of 2003 compared with the second quarter of 2002.

Income tax expense was $3.4 million in the second quarter of 2003 compared with $2.1 million in 2002. In 2003, we recorded a $5.1 million valuation allowance against our deferred tax assets because management determined it was more likely than not that the deferred tax assets arising from the pre-tax loss incurred by our North American operations would not be realized. The company can no longer recognize tax benefits on U.S. net operating losses in the near term until operating results indicate sustainable profitability.

For the reasons described above, the net loss for the second quarter of 2003 was $8.5 million, or $1.21 per share, compared with net income of $2.6 million, or $0.36 per share, in the second quarter of 2002.

Six Months Ended June 30, 2003, Compared with Six Months Ended June 30, 2002

Net sales for the first half of 2003 were $208.8 million compared with $202.3 million for the first half of 2002, an increase of 3%.

Net sales from our German operations segment increased 29% to $96.2 million in the first half of 2003 from $74.7 million in the comparable 2002 period. Approximately $17.4 million of the increase in net sales was attributable to the effects of a stronger euro in the first half of 2003 compared with the first half of 2002. Excluding the positive translation effects of the stronger euro, sales from our German operations increased by 5% during the first half of 2003 compared with the prior year period. This increase in net sales was primarily due to higher sales of automotive filter media, tape base and nonwoven wallcoverings.

Sales from our North American operations segment decreased $15.0 million, or 12%, to $112.6 million during the first half of 2003 from $127.6 million in the first half of 2002. The decrease in net sales was primarily due to continued weakness in the U.S. economy and the sale of our North American industrial filter media business in December 2002 (accounting for $1.7 million of the decrease).

Technical specialties sales from our North American operations segment decreased by $4.7 million, or 15%, to $27.6 million in the first half of 2003 from $32.3 million in the first half of 2002. The decrease in sales of technical specialties products reflects the discontinuation of product lines (including the sale of our industrial filter media business in December 2002), weak industrial markets and product obsolescence.

Sales of publishing and packaging grades were $47.8 million in the first half of 2003 compared with $53.7 million in the first half of 2002, a decline of 11%. The decline was primarily attributable to lower sales to the elementary and high school textbook publishing industry resulting from tight state budgets.

Office products sales declined $4.4 million, or 11%, to $37.2 million in the first half of 2003 from $41.6 million in the first half of 2002. The decrease was primarily due to the continuing weak economy and, to a lesser extent, pricing pressures and substitution by customers of lower quality competitive products.

Gross profit for the first half of 2003 was $35.0 million, or 17% of sales, compared with $42.4 million, or 21% of sales, in the first half of 2002. The $7.4 million decrease in gross profit was primarily attributable to lower sales volume, a change in sales mix towards lower margin products, higher fixed manufacturing overhead costs at facilities, higher pulp and energy costs and costs incurred in connection with the transfer of production from our Johnston, Rhode Island facility to our Lowville, New York facility.

Selling, general and administrative expenses for the first half of 2003 were $23.1 million or 11% of sales, compared with $18.8 million or 9% of sales in the first half of 2002. The increase in selling, general and administrative expenses was primarily attributable to the effects of a stronger euro in the first half of 2003 compared with the first half of 2002, an increase in the allowance for doubtful accounts and higher professional fees associated with a variety of projects.

In the first half of 2003, we generated $11.9 million of income from operations (6% of sales) compared with $23.6 million in the first half of 2002, or12% of sales. In our German operations segment, income from operations increased by $3.8 million, or 28%, to $17.4 million in the first half of 2003 from $13.6 million in 2002. This increase was primarily due to a stronger euro in 2003 and higher volume partially offset by higher pulp prices. In our North American operations segment we incurred a loss from operations of $5.5 million in the first half of 2003 compared with income from operations of $10.0 million in the first half of 2002. The change from 2002 was primarily due to lower sales volumes, a shift in sales mix towards lower priced and lower margin products, higher pulp and energy costs, higher fixed manufacturing overhead costs at operating facilities and higher selling, general and administrative expenses.

Net interest expense was $17.5 million in the first half of 2003 and 2002.

Income tax expense was $8.1 million in the first half of 2003 compared with $2.4 million in the first half of 2002. In the first half of 2003, we recorded a $9.5 million valuation allowance against our deferred tax assets because management determined it was more likely than not that the deferred tax assets arising from the pretax loss incurred by our North American operations would not be realized. The company can no longer recognize tax benefits on U.S. net operating losses in the near term until operating results indicate sustainable profitability.

For the reasons described above, the net loss for the first half of 2003 was $13.9 million, or $1.97 per share, compared with net income of $3.0 million, or $0.42 per share, in the first half of 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had outstanding $100.0 million of senior notes, which mature on October 15, 2006, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding at June 30, 2003 were $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes, which mature on April 15, 2011, are also non-amortizing, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.

At June 30, 2003, the company had a $60.0 million revolving credit facility that expires on September 30, 2005 (the "Credit Facility"). The Credit Facility can be used for capital expenditures, working capital and general corporate purposes and is secured by a lien on substantially all of our U.S. accounts receivable and inventory and on the equipment and real estate located at our Brattleboro, Vermont, facility. The Credit Facility includes a $10.0 million sub-facility (the "Sub-facility") that can also be used for capital expenditures, working capital and general corporate purposes and is secured by various machinery located at the Lowville, New York and Quakertown, Pennsylvania facilities. The Credit Facility contains certain covenants, which require the maintenance of financial ratios. Establishment and testing of these covenants has been waived until December 31, 2003. During this period there is an availability block on the Credit Facility, which limits the company’s borrowing capacity. At June 30, 2003, our total borrowing capacity under the Credit Facility, including the Sub-facility, was $39.5 million. As of the same date, we had a total of $7.0 million outstanding under the Credit Facility comprising $4.8 million of outstanding letters of credit and $2.2 million outstanding under the Sub-facility. Advances under the Sub-facility are repayable in quarterly installments and bear interest at either the prime interest rate plus a margin of 2.0% or the London Interbank Offering Rate ("LIBOR") plus a margin of 3.5%. Other advances under the $60.0 million revolving credit facility bear interest at the prime interest rate plus a margin of between 0.50% and 1.5%, or LIBOR plus a margin of between 2.0% and 3.0%, depending on the company’s leverage ratio. At June 30, 2003, the company had a total of $32.5 million available under the Credit Facility including $7.8 million available under the Sub-facility.

At June 30, 2003, $1.9 million was outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007.

At June 30, 2003, $10.3 million was outstanding on a term loan secured by a paper machine at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2.1 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At June 30, 2003, the balance outstanding on the capital lease was $3.9 million.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the six months ended June 30, cash flows used in operating activities were $11.6 million in 2003 compared with cash flows provided by operating activities of $0.7 million in 2002. During these periods, additions to property, plant and equipment totaled $13.9 million in 2003 and $6.6 million in 2002.
The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at June 30, 2003 (in millions):

	2003*	2004-2005	2006-2007	Thereafter	Total

Long-term debt	$1.9	$7.6	$104.9	$228.6	$343.0
Letters of credit	2.8	2.0	--	--	4.8
Operating leases	1.3	3.3	1.1	--	5.7
Sale-leaseback	0.6	3.3	--	--	3.9
Forward purchase contracts	4.0	3.7	--	--	7.7

	$10.6	$19.9	$106.0	$228.6	$365.1
*Six months ending December 31, 2003.

The majority of our forward purchase contracts relate to our natural gas purchases in the United States, obligating us to purchase a minimum quantity each month during the contract period.

Management actions, including facility consolidations, the recent announcement of a reduction in our workforce and a comprehensive profit improvement program involving all of our businesses, are designed to improve cash flow from operating activities. We continue to prudently invest capital for high value projects.

As of June 30, 2003, our current Credit Facility provides us with unused borrowing capacity of approximately $32.5 million. Along with our strong commitment to improving our operating results, we are also taking steps with our senior secured lender to increase the levels of funding available for capital expenditures, working capital requirements and general corporate purposes over the next twelve months. We expect to amend our existing Credit Facility before the end of the third quarter.

In the event that our senior secured lender is unwilling to amend the existing credit facility to increase available funding levels, or the company is unable to secure alternative sources of financing, the company may not be able to fund capital requirements, debt service and working capital needs over the next 12 months.
The company believes that cash flow from operations, plus existing cash balances and amounts that we expect will be available to us under an amended credit facility will be sufficient to fund our capital requirements, debt service and working capital needs over the next 12 months.

On August 11, 2003, Standard & Poor’s Ratings Services lowered its corporate credit rating for FiberMark to ‘B’ from ‘B+’. On August 14, 2003, Moody’s lowered FiberMark’s senior implied rating and guaranteed senior unsecured debt ratings to ‘Caa1’ from ‘B2’, with a negative outlook.

Inflation

We attempt to minimize the effect of inflation on our earnings by controlling operating expenses. During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials and energy that are subject to cyclical changes in costs that may not reflect the rate of general inflation.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the di e reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the dif fference becomes known. Estimates are used in accounting for, among other items, facility closures, acquisitions, deferred tax assets, excess and obsolete inventory, allowances for doubtful accounts receivable, long-lived assets and pension benefit obliga ference becomes known. Estimates are used in accounting for, among other items, facility closures, acquisitions, deferred tax assets, excess and obsolete inventory, allowances for doubtful accounts receivable, long-lived assets and pension benefit obligat tions. Those estimates which require management ions. Those estimates which require management’ ’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows: s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Facility Closures

Among those factors affecting the accruals for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities. Generally, we base ou ls for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities. Generally, we base our r estimates on historical patterns of past facility closures, influenced by judgments about current market conditions. The adoption of Statement of Financial Accounting Standards No. 146, estimates on historical patterns of past facility closures, influenced by judgments about current market conditions. The adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will change the timing of recognition of costs associated with any future facility closures. ll change the timing of recognition of costs associated with any future facility closures.

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

Income Taxes

We are required to estimate income taxes in each of our operational jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. During the three and six month periods ended June 30, 2003, we recorded valuation allowances of $5.1 million and $9.5 million, respectively, against our deferred tax assets because management determined that it was more likely than not that the deferred tax assets arising from the pretax loss incurred by our North American operations would not be realized.

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Facility closures and the sale of technology are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Goodwill impairment as a result of the sale of technology was measured using the market value method prior to 2002. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Beginning in 2002, goodwill and other intangibles are assessed for impairment annually in accordance with Statement of Financial Accounting Standards No. 142 Statement of Financial Accounting Standards No. 142 , Goodwill and Other Intangible Assets (SFAS No. 142). We adopted SFAS No. 142 effective January 1, 2002. On an ongoing basis, we expect to perform our annual impairment assessment in the fourth quarter of each year, based on information as of September 30. On an ongoing basis, we expect to perform our annual impairment assessment in the fourth quarter of each year, based on information as of September 30.

In our transitional goodwill assessment on January 1, 2002, our review indicated that no impairment charge was necessary. However, as we progressed through the year, results in our North American operations were weaker than expected due to economic conditions in our markets and delays in implementation of our facility consolidations and the realization of related efficiencies. Consequently, we initiated a third-party appraisal of our North American operations in the fourth quarter 2002, using a September 30, 2002 measurement date to determine the carrying value of our goodwill and whether any impairment charge was indicated. Based on a fair market value determination reflecting the present value of our projected future cash flows (using a discount rate of 12%, and a compound sales growth rate of 4.6% through 2005 and 3.0% thereafter) and the value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down our goodwill in the fourth quarter of 2002, resulting in an impairment charge of $42.9 million.

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

Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions annually in the fourth quarter. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results that differ from the estimates may result in more or less future company funding into pension plans and more or less pension expense than is planned by management.

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

Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Any statements that are not historical, which may include forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words, fall within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, based on assumptions believed to be valid at the time, discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. The following items, "Factors Affecting Future Results", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake to update any forward-looking statement made in this report or that may, from time to time, be made by us, or on our behalf.

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

The markets for our products are variable and are influenced to a significant degree by the global economic activity and fluctuations in our customers' demand and inventory levels. Downturns in global economic conditions and decreased demand for specialty fiber-based materials could have a material adverse effect on our financial condition and results of operations.

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

We have substantial indebtedness. As of June 30, 2003, we had approximately $346.9 million of indebtedness. In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes due 2011, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

Inability to amend our credit facility or obtain financing may impair funding of capital requirements, debt service and working capital needs.

As of June 30, 2003, our current Credit Facility provides us with unused borrowing capacity of approximately $32.5 million. Along with our strong commitment to improving our operating results, we are also taking steps with our senior secured lender to increase the levels of funding available for capital expenditures, working capital requirements and general corporate purposes over the next twelve months. We expect to amend our existing Credit Facility before the end of the third quarter.

In the event that our senior secured lender is unwilling to amend the existing credit facility to increase available funding levels, or the company is unable to secure alternative sources of financing, the company may not be able to fund capital requirements, debt service and working capital needs over the next 12 months.

The company believes that cash flow from operations, plus existing cash balances and amounts that we expect will be available to us under an amended credit facility will be sufficient to fund our capital requirements, debt service and working capital needs over the next 12 months.

On August 11, 2003, Standard & Poor’s Ratings Services lowered its corporate credit rating for FiberMark to ‘B’ from ‘B+’. On August 14, 2003, Moody’s lowered FiberMark’s senior implied rating and guaranteed senior unsecured debt ratings to ‘Caa1’ from ‘B2’, with a negative outlook.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal exposure to financial market risks. The majority of our debt is at a fixed rate. Most of our sales transactions have been conducted in the currency where the shipment originated, limiting our exposure to changes in currency exchange rates. We do not use derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating the company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 21, 2003. Shareholders of record of the company’s common stock at the close of business on March 24, 2003, were entitled to vote at the annual meeting. The following actions were taken with the following results:

a)  All of management’s nominees for members of the Board of Directors were elected with votes cast as follows:

Name	For	Withheld

Alex Kwader	5,715,064	36,851
Brian C. Kerester	5,733,675	18,240
Marion A. Keyes, IV	5,733,674	18,241
Glenn S. McKenzie	5,733,674	18,241
A. Duncan Middleton	5,715,073	36,842
Jon H. Miller	5,733,675	18,240
K. Peter Norrie	5,715,072	36,843
Elmar B. Shulte	5,733,674	18,241
Edward P. Swain, Jr.	5,733,674	18,241

b)  The selection of KPMG LLP as the independent public auditors for the company for its fiscal year ending December 31, 2003 was ratified.

For	Against	Abstain

5,732,553	16,606	2,756

ITEM 5. OTHER INFORMATION

On August 6, 2003, FiberMark announced plans to begin trading of its common stock on the American Stock Exchange (AMEX) effective August 8, 2003, and to cease trading on the New York Stock Exchange effective August 7, 2003.

On July 16, 2003, FiberMark announced that Jon H. Miller had resigned from the Board of Directors in order to devote more time to family and personal matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2003.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed for the quarter for which this report is filed:
--
On June 5, 2003, FiberMark, Inc. filed a current report on Form 8-K dated May 20, 2003 announcing the appointment of Allan M. Kline as senior vice president and chief financial officer effective May 27, 2003.

--	On May 15, 2003, FiberMark, Inc. filed a current report on Form 8-K dated May 14, 2003 announcing financial results for the quarter ended March 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: August 14, 2003	By:	/s/ Allan M. Kline

Allan M. Kline Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: August 14, 2003	By:	/s/ John E. Hanley

Allan M. Kline Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2003.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the "company") on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Kwader, chairman and chief executive officer of the company, and I, Allan M. Kline, senior vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: August 14, 2003	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: August 14, 2003	/s/ Allan M. Kline

Allan M. Kline Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to FiberMark, Inc. and will be retained by FiberMark, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION

I, Alex Kwader, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of FiberMark, Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]
c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION

I, Allan M. Kline, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of FiberMark, Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]
c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003	/s/ Allan M. Kline

Allan M. Kline Senior Vice President and Chief Financial Officer (Principal Financial Officer)