Form 10-Q
period 2003-09-30
FIBERMARK INC
filed 2003-11-14
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

Commission File Number: 0-20231

FiberMark, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	82-0429330 (I.R.S. Employer Identification No.)

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

Yes  ☑    No  ☐
        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of October 30, 2003.

FIBERMARK, INC.

FIBERMARK, INC.
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002

Net sales	$93,651	$97,594

Cost of sales	81,320	77,550

Gross profit	12,331	20,044

Selling, general and administrative expenses	9,805	8,745
Restructuring charge	1,682	-
Goodwill impairment	92,261	-

Income (loss) from operations	(91,417)	11,299

Other expense, net	574	322

Interest expense, net	8,723	8,470

Income (loss) before income taxes	(100,714)	2,507

Income tax expense	2,223	1,364

Net income (loss)	$(102,937)	$1,143

Basic earnings (loss) per share	$(14.57)	$0.16

Diluted earnings (loss) per share	$(14.57)	$0.16

Average basic shares outstanding	7,066	7,066
Average diluted shares outstanding	7,066	7,093

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2003 and 2002

(In thousands, except per share amounts)

Unaudited

	2003	2002

Net sales	$302,493	$299,876

Cost of sales	255,208	237,419

Gross profit	47,285	62,457

Selling, general and administrative expenses	32,871	27,540
Restructuring charge	1,682	-
Goodwill impairment	92,261	-

Income (loss) from operations	(79,529)	34,917

Other expense, net	835	1,065

Interest expense, net	26,196	25,985

Income (loss) before income taxes	(106,560)	7,867

Income tax expense	10,296	3,774

Net income (loss)	$(116,856)	$4,093

Basic earnings (loss) per share	$(16.54)	$0.58

Diluted earnings (loss) per share	$(16.54)	$0.58

Average basic shares outstanding	7,066	7,008
Average diluted shares outstanding	7,066	7,046

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	Unaudited
	September 30,	December 31,
ASSETS	2003	2002

Current assets:
Cash	$20,787	$35,567
Accounts receivable, net of allowances	52,709	50,386
Inventories	60,592	64,569
Prepaid expenses	1,791	1,591

Total current assets	135,879	152,113

Property, plant and equipment, net	238,138	225,506
Goodwill	7,713	98,460
Other intangible assets, net	10,381	11,478
Other long-term assets	1,434	1,347
Other pension assets	5,011	5,011

Total assets	$398,556	$493,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$4,481	$3,188
Accounts payable	22,222	27,344
Accrued liabilities	36,524	22,461
Accrued income taxes payable	7,794	4,330
Deferred income taxes	573	538

Total current liabilities	71,594	57,861

Long-term liabilities:
Revolving credit line	-	-
Long-term debt, less current portion	341,382	341,073
Deferred income taxes	16,026	14,952
Other long-term liabilities	44,586	43,800

Total long-term liabilities	401,994	399,825

Total liabilities	473,588	457,686

Stockholders' equity (deficit)
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 and 7,066,226 shares issued and outstanding in 2003 and 2002	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(146,797)	(29,931)
Accumulated other comprehensive income	6,297	692
Less treasury stock, 3,800 shares at cost in 2003 and 2002	(35)	(35)

Total stockholders' equity (deficit)	(75,032)	36,229

Total liabilities and stockholders' equity (deficit)	$398,556	$493,915

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended Sept 30, 2003 and 2002

(In thousands)

Unaudited

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(116,856)	$4,093
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	12,246	10,782
Amortization of bond discount	129	-
Amortization of deferred gain	(222)	-
Goodwill impairment	92,261	-
Deferred income taxes	125	8,326
Changes in operating assets and liabilities:
Accounts receivable	(1,407)	(1,336)
Inventories	5,148	288
Prepaid expenses	(175)	-
Other	(2)	(227)
Accounts payable	(5,831)	(2,757)
Accrued pension and other liabilities	13,768	6,119
Accrued income taxes payable	2,953	1,745
Other long-term liabilities	(273)	390

Net cash provided by operating activities	1,864	27,423

Cash flows used for investing activities:
Additions to property, plant and equipment	(18,969)	(10,000)
Increase in other intangible assets	-	(3,143)

Net cash used in investing activities	(18,969)	(13,143)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	1,938
Net payments under revolving credit line	-	(93)
Repayment of debt	(4,122)	(1,234)
Net proceeds from exercise of stock options	-	542

Net cash provided by financing activities	1,473	1,153

Effect of exchange rate changes on cash	852	3,267

Net increase (decrease) in cash	(14,780)	18,700

Cash at beginning of period	35,567	23,266

Cash at end of period	$20,787	$41,966

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002

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

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under previous practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Exit activity during the third quarter of 2003 was accounted for in accordance with SFAS No. 146.

On July 1, 2003, we adopted FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities , an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements , which addresses consolidation by business enterprises of variable interest entities, having certain characteristics. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of FIN 46 did not have a material impact on our financial statements.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

3.         Earnings (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for the company's reported net income (loss) follows (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited) September 30,		Nine Months Ended (Unaudited) September 30,

	2003	2002	2003	2002

Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings (loss) per share	$ (102,937)	$ 1,143	$ (116,856)	$ 4,093

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	7,066,226	7,066,226	7,007,796

Effect of dilutive securities:
Fixed stock options	*	26,826	*	38,231

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,066,226	7,093,052	7,066,226	7,046,027

Basic earnings (loss) per share	$(14.57)	$0.16	$(16.54)	$0.58

Diluted earnings (loss) per share	$(14.57)	$0.16	$(16.54)	$0.58

* The average closing stock price of our common stock during the third quarter ended September 30, 2003, was less than the exercise price on all options outstanding during the period. Therefore, there were no incremental shares to be considered in the diluted earnings (loss) per share calculation for the three months ended September 30, 2003. For the nine months ended September 30, 2003, 176 incremental shares are not included because the effect would be antidilutive. Additionally, in both the three and nine month periods ended September 30, 2003, the effect of dilutive securities is not presented as the company incurred net losses.

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

No compensation expense has been recognized for stock options granted under the plans during the three and nine month periods ended September 30, 2003 and 2002, as any options granted were at exercise prices that equaled the market value at the date of the grant. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$ (102,937)	$ 1, 143	$ (116,856)	$ 4093
Total stock based employee compensation
expense determined under fair value method	(161)	(316)	(478)	(950)
Net income (loss), pro forma	$ (103,098)	$ 827	$ (117,334)	$ 3, 143

Basic earnings (loss) per share, as reported	$ (14.57)	$ 0.16	$ (16.54)	$ 0.58
Basic earnings (loss) per share, pro forma	$ (14.59)	$ 0.12	$ (16.61)	$ 0.45

Diluted earnings (loss) per share, as reported	$ (14.57)	$ 0.16	$ (16.54)	$ 0.58
Diluted earnings (loss) per share, pro forma	$ (14.59)	$ 0.12	$ (16.61)	$ 0.45

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

5.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002, consists of net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$ (102,937)	$ 1,143	$ (116,856)	$ 4,093
Currency translation adjustment	(2,599)	138	5,605	9,729
Comprehensive income (loss)	$ (105,536)	$ 1,281	$ (111,251)	$ 13,822

6.   Inventories

Inventories at September 30, 2003 and December 31, 2002, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw material	$ 20,820	$ 20,671
Work in progress	17,085	19,548
Finished goods	14,280	14,975
Finished goods on consignment	3,311	4,090
Stores inventory	3,745	3,562
Operating supplies	1,351	1,723

Total inventories	$ 60,592	$ 64,569

7.    Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, we no longer amortize goodwill and intangibles that have indefinite lives. SFAS 142 also requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. Our annual impairment assessment is performed in the third quarter of each year, based on information as of September 30. The considerations that we evaluated included continued weakness in demand for our North American segment products, as well as delayed implementation of previously announced facility consolidations and the delayed realization of related improvements.

Based on a fair market value determination reflecting the present value of our projected future cash flows and the carrying value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $92.3 million in the quarter ended September 30, 2003.

During the nine months ended September 30, 2003, goodwill had been previously reduced by $7,000 as a result of adjusting the severance accrual recorded in connection with the acquisition of DSI. All other changes in goodwill during the three and nine month periods ended September 30, 2003 were due to changes in foreign currency.

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of September 30, 2003 and December 31, 2002 (in thousands):

	Gross Carrying Value		Accumulated Amortization

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002

Amortizable intangible assets:
Debt issue costs	$14,504	$14,467	$5,821	$4,875
Acquired technology	846	846	32	--
Other	1,396	1,409	512	369

Total amortizable intangible assets	$16,746	$16,722	$6,366	$5,244

The total intangible amortization expense for the three months ended September 30, 2003 and 2002 was $436,000 and $433,000, and for the nine months ended September 30, 2003 and 2002 was $1,308,000 and $1,273,000. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2003	$1,744
2004	$1,744
2005	$1,707
2006	$1,507
2007	$1,063

8.    Segment Information:

  The following table categorizes net sales in each product family into the appropriate operating segment (in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Net sales
Product Family
Office products	$-	$18,797	$18,797	$-	$20,356	$20,356
Publishing and packaging	-	21,422	21,422	-	23,582	23,582
Technical specialties	42,120	11,312	53,432	37,672	15,984	53,656

	$42,120	$51,531	$93,651	$37,672	$59,922	$97,594

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Net sales
Product Family
Office products	$-	$55,985	$55,985	$-	$61,932	$61,932
Publishing and packaging	-	69,240	69,240	-	77,314	77,314
Technical specialties	138,346	38,922	177,268	112,333	48,297	160,630

	$138,346	$164,147	$302,493	$112,333	$187,543	$299,876

8.    Segment Information:

  The following table presents selected financial data for each of our operating segments for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Total sales	$42,120	$52,122	$94,242	$37,672	$59,922	$97,594
Less: inter-segment net sales	-	(591)	(591)	-	-	-

Total net sales	$42,120	$51,531	$93,651	$37,672	$59,922	$97,594
Income (loss) from operations	$4,745	$(96,162)	$(91,417)	$5,407	$5,892	$11,299
Depreciation and amortization	$1,110	$2,735	$3,845	$928	$2,714	$3,642

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Total sales	$138,346	$165,748	$304,094	$112,333	$187,543	$299,876
Less: inter-segment net sales	-	(1,601)	(1,601)	-	-	-

Total net sales	$138,346	$164,147	$302,493	$112,333	$187,543	$299,876
Income (loss) from operations	$22,105	$(101,634)	$(79,529)	$19,015	$15,902	$34,917
Depreciation and amortization	$3,321	$8,925	$12,246	$2,589	$8,193	$10,782

The following table presents selected financial data for each of our operating segments at September 30, 2003 and December 31, 2002 (in thousands).

	September 30, 2003				December 31, 2002

	Operating Segments				Operating Segments

	German	North American			German	North American
	Operations	Operations	Eliminations	Total	Operations	Operations	Eliminations	Total

Total assets	$ 158,232	$ 332,582	$ (92,258)	$ 398,556	$ 149,642	$ 434,793	$ (90,520)	$ 493,915

9.    Restructuring Expense

On July 22, 2003, the company eliminated approximately 100 positions in its North American operations and recorded a charge for severance expenses of $1.7 million in the third quarter. The employees affected were all terminated within 60 days of the announcement date. However, severance payments will continue into the third quarter of 2004.

The following table reconciles the restructuring liability from the beginning to the end of the quarter.
(In thousands):

	Balance 6/30/03	Expense	Paid	Balance 9/30/03

Severance costs	$ 0	$ 1,682	$ (325)	$ 1,357

10.  Subsequent Event

On September 30, 2003, the company had a $60.0 million revolving credit facility that was due to expire on September 30, 2005 (the "former credit facility"). A new, 30 month, $85.0 million credit facility was signed on November 12, 2003 which provides a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. The former credit facility was paid off on November 12, 2003, and replaced with the new credit facility. The new credit facility led by GE Capital is secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey facilities that secure two existing term loans, and is also secured by specific foreign assets. The new credit facility also provides borrowing capacity based on the level of profitability as defined by earnings before interest, taxes, depreciation and amortization (EBITDA) of FiberMark’s German businesses. To secure these European borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the new credit facility lender.

The following chart compares the unused borrowing capacity of the expiring facility (that was in effect at September 30, 2003) and the pro-forma estimated unused borrowing capacity under the new credit facility. All figures are in millions.

As of September 30, 2003	Former Credit Facility	New Credit Facility Proforma

North American borrowing base	42.1	23.7

German borrowing base	-0-	40.0

Total borrowing base	42.1	63.7

Less: reserves against availability	(15.2)	(4.8)

Net availability	26.9	58.9

Less: outstanding borrowings	-0-	-0-

Letters of credit	(6.1)	(7.1)

Capital expenditure subfacility	8.0	NA

Unused borrowing capacity	28.8	51.8

As of September 30, 2003, our pro-forma unused borrowing capacity under the new credit facility was $51.8 million based on estimates made by management compared with $28.8 million on the former credit facility and capital expenditure sub-facility. On September 30, 2003, we had a total of $8.1 million in use under the expiring facility, comprising $6.1 million of outstanding letters of credit and $2.0 million under the capital expansion sub-facility. Under the new facility, we issued a $1.0 million letter of credit to secure an existing term loan. This letter of credit is reflected in the pro-forma calculation above. The new credit facility was used to close out the former credit facility and sub-facility, as well as to pay related transaction costs of approximately $3.0 million.

Advances under the new credit facility are repayable daily. The borrowing rate is determined at the company’s discretion based on the terms of the new credit facility.

Borrowing Source	Base Rate Index	Former Credit Facility Margin Over Index	New Credit Facility Margin over index

U.S.	LIBOR	2.00%	3.00%

U.S.	Prime rate	0.50%	1.50%

Europe	Euribor	NA	3.00%

Europe	Euro Index	NA	4.50%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared with Three Months Ended September 30, 2002

For the three months ended September 30, 2003, net sales were $93.7 million compared with $97.6 million in the third quarter of 2002, a decline of 4%.

Net sales from our German operations increased by 12% to $42.1 million in the third quarter of 2003 from $37.7 million in the comparable 2002 period. The $4.4 million increase was caused by a $5.3 million increase in net sales attributable to the effects of a stronger euro, partially offset by slightly lower sales volume in local currency in the third quarter of 2003 compared with the third quarter of 2002. This decrease in net sales also included the effects of an extended shutdown for equipment upgrades to increase capacity for European transportation filter media. We estimate that the shutdown reduced third quarter sales by approximately $1.5 million. The plant improvements are expected to increase our capacity to sell automotive filter media by approximately 15%.

Sales from our North American operating segment were $51.5 million in the third quarter of 2003, a 14% decline from $59.9 million during the third quarter of 2002. This decline was primarily due to continued weakness in demand for our products, and to a lesser degree, by the December 2002 sale of our North American industrial filter media business (accounting for $1.1 million of the decline).

Technical specialties sales in North America decreased by 29% to $11.3 million in the third quarter of 2003 compared with $16.0 million in the third quarter of 2002. The decrease in technical specialties sales reflects discontinued product lines (including the sale in December 2002 of our industrial filter media business which reduced sales by $1.1 million in the three month period) and the effects of weak industrial markets and product obsolescence.

Sales of publishing and packaging products were $21.4 million in the third quarter of 2003 compared with $23.6 million in the third quarter of 2002, a 9% decline. This decrease is primarily due to weakness in book publishing and some substitution of lower cost cover materials.

Office products sales were $18.8 million in the third quarter of 2003 compared with $20.4 million in the third quarter of 2002, a decline of 8%. This decline reflects continued industry weakness as well as substitution by customers of lower value products from FiberMark, as well as lower quality competitive products.

Gross profit for the third quarter of 2003 was $12.3 million, or 13% of sales, compared with $20.0 million, or 20% of sales, in the third quarter of 2002. The $7.7 million decrease in gross profit was primarily due to lower sales volume, higher benefit costs, other fixed manufacturing overhead costs at operating facilities, and higher energy costs. These higher costs were partially offset by the impact of favorable exchange rates, marginally lower pulp costs, and lower fixed costs attributable to earlier facility consolidations.

Selling, general and administrative expenses for the third quarter of 2003 were $9.8 million or 10% of sales, compared with $8.7 million or 9% of sales in the third quarter of 2002. Approximately $0.3 million of the increase in selling, general and administrative expenses was attributable to the effects of a stronger euro in the third quarter of 2003 compared with the third quarter of 2002. The remainder of the increase was primarily attributable to higher professional fees associated with various projects.

The company recorded a $1.7 million restructuring charge in the third quarter of 2003 related to staff reductions of approximately 100 positions, as announced in July 2003. The charge covered severance expenses for employees terminated within 60 days of the announcement and that will be substantially paid by the first quarter of 2004.

A goodwill impairment charge of $92.3 million was recorded in the third quarter of 2003 related to the carrying value of goodwill in the North American operating segment as required under SFAS 142. Based on the current and projected financial performance of our North American operations and an independent appraisal of the fair market value of our assets and liabilities, the carrying value of goodwill for all acquired entities located in North America was reduced to zero.

During the third quarter of 2003, we realized a loss of $91.4 million from operations, compared with income of $11.3 million in the third quarter of 2002, or 12% of sales. In our German operations segment, income from operations decreased by $0.7 million to $4.7 million, or 11% of sales, from $5.4 million, or 14% of sales in the third quarter of 2002. This decrease was primarily due to lower volume due to downtime taken to install capital equipment to increase capacity, and temporary inefficiencies related to the post-installation startup that have been subsequently resolved, higher maintenance costs and higher energy costs. These costs were offset by $1.3 million of beneficial effects of a stronger euro in the third quarter of 2003 compared with the third quarter of 2002. In our North American operations segment we incurred a loss from operations of $96.2 million in the third quarter of 2003 compared with income from operations of $5.9 million in the third quarter of 2002. The change from 2002 was primarily attributable to the goodwill impairment charge of $92.3 million, lower sales volumes, higher benefit expenses and other fixed manufacturing overhead costs, higher selling, general and administrative expenses largely due to higher professional fees, and higher energy costs.

Net interest expense was $8.7 million in the third quarter of 2003 compared with $8.5 million in the third quarter of 2002. The increase in net interest expense was primarily due to lower interest income in Germany.

Income tax expense was $2.2 million in the third quarter of 2003 compared with $1.4 million in 2002. Substantially all of the income taxes relate to German operations. The company fully reserves against tax benefits on U.S. net operating losses in the near term until operating results indicate sustainable profitability. Approximately $5.4 million of the third quarter loss was due to an increase in the valuation allowance for deferred income taxes, reflecting a 100% allowance on net operating loss carry-forwards generated by the company’s U.S. operations during the quarter. The company did record tax benefits on U.S. operating losses during 2002.

For the reasons described above, the net loss for the third quarter of 2003 was $102.9 million, or $14.57 per share, compared with net income of $1.1 million, or $0.16 per share, in the third quarter of 2002.

Nine Months Ended September 30, 2003, Compared with Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 were $302.5 million compared with $299.9 million for the nine months ended September 30, 2002, an increase of 1%.

Net sales from our German operations segment increased 23% to $138.3 million in the first nine months of 2003 from $112.3 million in the first nine months of 2002. Of the $26.0 million increase, approximately $22.7 million of the increase in net sales was attributable to the effects of a stronger euro in the first nine months of 2003 compared with the same period in 2002. This increase in net sales also included higher sales of automotive filter media, tape base and nonwoven wallcoverings.

Sales from our North American operations segment decreased $23.4 million, or 12%, to $164.1 million during the first nine months of 2003 from $187.5 million in the first nine months of 2002. The decrease in net sales was primarily due to weak demand and the sale of our North American industrial filter media business in December 2002 (accounting for $2.8 million of the decrease in the nine month period).

Technical specialties sales from our North American operations segment decreased by $9.4 million, or 19%, to $38.9 million in the first nine months of 2003 from $48.3 million in the first nine months of 2002. The decrease in sales of technical specialties products reflects the discontinuation of product lines (including the sale of our industrial filter media business in December 2002), weak industrial markets and product obsolescence.

Sales of publishing and packaging grades were $69.2 million in the first nine months of 2003 compared with $77.3 million in the first nine months of 2002, a decline of 10%. The decline was primarily attributable to lower sales to the elementary and high school textbook publishing industry resulting from tight state budgets and product downgrading in other book markets.

Office products sales declined $5.9 million, or 10%, to $56.0 million in the first nine months 2003 from $61.9 million in the first nine months of 2002. The decrease was primarily due to continued industry weakness, pricing pressures and downgrading by customers to lower cost FiberMark products, as well as customer substitution of lower quality competitive products.

Gross profit for the first nine months of 2003 was $47.3 million, or 16% of sales, compared with $62.5 million, or 21% of sales, in the first nine months of 2002. The $15.2 million decrease in gross profit was primarily attributable to lower sales volume, higher fixed manufacturing overhead costs at open facilities including benefit costs, higher pulp and energy costs and costs incurred in connection with the transfer of production from our Johnston, Rhode Island, facility to our Lowville, New York facility.

Selling, general and administrative expenses for the first nine months of 2003 were $32.9 million or 11% of sales, compared with $27.5 million or 9% of sales in the first nine months of 2002. The increase in selling, general and administrative expenses was primarily attributable to the effects of a stronger euro, an increase in the allowance for doubtful accounts and higher professional fees associated with a variety of projects in the first nine months of 2003 compared with the first nine months of 2002.

The company recorded a $1.7 million pre-tax severance charge in the third quarter of 2003 related to staff reductions of approximately 100 positions. The charge covered severance expenses for employees terminated within 60 days of the announcement.

A goodwill impairment charge of $92.3 million was recorded in the third quarter of 2003 related to the carrying value of goodwill in the North American operating segment as required under SFAS 142. Based on the current and projected financial performance of our North American operations and an independent appraisal of the fair market value of our assets and liabilities, the carrying value of goodwill for all acquired entities located in North America was reduced to zero.

In the first nine months of 2003, we generated a loss of $79.5 million from operations compared with income of $34.9 million in the first nine months of 2002. In our German operations segment, income from operations increased by $3.1 million, or 16%, to $22.1 million in the first nine months of 2003 from $19.0 million in 2002. This increase was primarily due to a stronger euro in 2003 and higher volume, partially offset by higher pulp prices and maintenance costs. In our North American operations segment we incurred a loss from operations of $101.6 million in the first nine months of 2003 compared with income from operations of $15.9 million in the first nine months of 2002. The change from 2002 was primarily due to the goodwill impairment charge, lower sales volume, a shift in sales mix towards lower priced and lower margin products, higher fixed manufacturing overhead costs at open facilities, higher pulp and energy costs, and higher selling, general and administrative expenses.

Net interest expense was $26.2 million in the first nine months of 2003 and $26.0 million in the first nine months of 2002.

Income tax expense was $10.3 million in the first nine months of 2003 compared with $3.8 million in the first nine months of 2002. Substantially all of the income taxes relate to German operations. FiberMark management determined that it was more likely than not that deferred tax benefits arising from pre-tax losses incurred in North American operations would not be realized. The tax benefit of losses in the first nine months of 2003 would have been $14.9 million if the company were able to realize these benefits. The company can no longer recognize tax benefits on net operating losses in the near term until sustainable profits are generated.

During the quarter ended September 30, 2003, the company commenced an organizational restructuring of its international legal entities to achieve administrative efficiencies. The reorganization closed on October 31, 2003. One of the potential effects will be to lower the taxes on income earned outside of the U.S., potentially reducing our effective tax rates in Germany to a range from 30% to 35% compared to the current blended rate of 44.5%. Pending legislative changes in Germany could cause these rates to increase in the future. There was no impact on tax expense in the third quarter of 2003.

For the reasons described above, the net loss for the first nine months of 2003 was $116.9 million, or $16.54 per share, compared with net income of $4.1 million, or $0.58 per share, in the first nine months of 2002.

Liquidity and Capital Resources

As of September 30, 2003, we had outstanding $100.0 million of senior notes, which mature on October 15, 2006, are non-amortizing and carry a fixed interest rate of 9.375%. Also outstanding at September 30, 2003 were $230.0 million of senior notes issued in conjunction with the DSI acquisition. These notes, which mature on April 15, 2011, are also non-amortizing, were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.

On September 30, 2003, the company had a $60.0 million revolving credit facility that was due to expire on September 30, 2005 (the "former credit facility"). A new, 30 month, $85.0 million credit facility was signed on November 12, 2003 which provides a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. The former credit facility was paid off on November 12, 2003, and replaced with the new credit facility. The new credit facility led by GE Capital is secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey facilities that secure two existing term loans, and is also secured by specific foreign assets. The new credit facility also provides borrowing capacity based on the level of profitability as defined by earnings before interest, taxes, depreciation and amortization (EBITDA) of FiberMark’s German businesses. To secure these European borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the new credit facility lender.

The following chart compares the unused borrowing capacity of the expiring facility (that was in effect at September 30, 2003) and the pro-forma estimated unused borrowing capacity under the new credit facility. All figures are in millions.

As of September 30, 2003	Former Credit Facility	New Credit Facility

North American borrowing base	42.1	23.7

German borrowing base	NA	40.0

Total borrowing base	42.1	63.7

Less: reserves against availability	(15.2)	(4.8)

Net availability	26.9	58.9

Less: outstanding borrowings	-0-	-0-

Letters of credit	(6.1)	(7.1)

Capital expenditure sub-facility	8.0	NA

Unused borrowing capacity	20.8	51.8

As of September 30, 2003, our pro-forma unused borrowing capacity under the new credit facility, was $51.8 million based on estimates made by management compared with $28.8 million on the former credit facility and capital expenditure sub-facility. On September 30, 2003, we had a total of $8.1 million outstanding under the expiring facility comprising $6.1 million of outstanding letters of credit and $2.0 million under the capital expansion sub-facility. Under the new facility, we issued a $1.0 million letter of credit to secure an existing term loan. This letter of credit is reflected in the pro-forma calculation above. The new credit facility was used to pay off the former credit facility, as well as related transaction costs of approximately $3.0 million.

Advances under the new credit facility are repayable daily. The borrowing rate is determined at the company’s discretion based on the terms of the new credit facility.

Borrowing Source	Base Rate Index	Former Credit Facility Margin Over Index	New Credit Facility Margin over index

U.S.	LIBOR	2.00%	3.00%

U.S.	Prime rate	0.50%	1.50%

Europe	Euribor	NA	3.00%

Europe	Euro Index	NA	4.50%

On September 30, 2003, $1.8 million was outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at Libor plus 2.0% and is repayable in monthly installments through 2007.

On September 30, 2003, $9.7 million was outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing over seven years.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2.1 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At September 30, 2003, the balance outstanding on the capital lease was $3.7 million.

The company’s historical requirements for capital have been primarily for servicing debt, capital expenditures and working capital. For the nine months ended September 30, cash flows provided by operating activities were $1.9 million in 2003 compared with cash flows provided by operating activities of $27.4 million in 2002. During these periods, additions to property, plant and equipment totaled $19.0 million in 2003 and $10.0 million in 2002.

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at September 30, 2003 (in millions):

	2003*	2004-2005	2006-2007	Thereafter	Total

Long-term debt	$ 1.0	$ 7.6	$ 104.9	$ 228.7	$ 342.2
Letters of credit	6.1	0.0	0.0	0.0	6.1
Operating leases	0.6	3.3	1.1	0.0	5.0
Sale-leaseback	0.3	3.4	0.0	0.0	3.7
Forward purchase contracts	2.3	3.8	0.0	0.0	6.1

	$ 10.3	$ 18.1	$ 106.0	$ 228.7	$ 363.1

*Three months ending December 31, 2003.

The majority of our forward purchase contracts relate to our natural gas purchases in the United States, obligating us to purchase a minimum quantity each month during the contract period.

Management actions, including facility consolidations, the recent announcement of a reduction in our workforce and a comprehensive profit improvement program involving all of our businesses, are designed to improve cash flow from operating activities. The company expects to continue to prudently invest capital for high value projects.

The company believes that cash flow from operations, plus existing cash balances and amounts that are available to us under the new credit facility will be sufficient to fund our capital requirements, debt service and working capital needs over the next 12 months.

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

Facility Closures

Among those factors affecting the accruals for facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities. Generally, we base our estimates on historical patterns of past facility closures, influenced by judgments about current market conditions. The adoption of Statement of Financial Accounting Standards No. 146, our estimates on historical patterns of past facility closures, influenced by judgments about current market conditions. The adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will change the timing of recognition of costs associated with any future facility closures.

Acquisitions

We account for acquisitions under the purchase method which requires the purchase price to be allocated to the assets acquired and liabilities assumed based upon their respective fair values. For the many significant assets we acquire, such as property, plant and equipment, we obtain third-party appraisals to determine the fair value of those assets.

Income Taxes

We are required to estimate income taxes in each of our operational jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. During the three and nine month periods ended September 30, 2003, we recorded valuation allowances of $5.4 million and $14.9 million, respectively, against our deferred tax assets because management determined that it was more likely than not that the deferred tax assets arising from the pretax loss incurred by our North American operations would not be realized.

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Facility closures have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment annually in accordance with Statement of Financial Accounting Standards No. 142 Statement of Financial Accounting Standards No. 142 , Goodwill and Other Intangible Assets .

We conducted our annual assessment of conducted our annual assessment of goodwill goodwill using using September 30, 2003 as a measurement date. . The considerations that we evaluated included continued weakness in demand for our North American segment products, as well as delayed implementation of previously announced facility consolidations and the delayed realization of related improvements. Based on a fair market value determination reflecting the present value of our projected future cash flows and the carrying value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $92.3 million in the quarter ended September 30, 2003.

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

We have substantial indebtedness. As of September 30, 2003, we had $345.9 million of indebtedness, which includes long-term debt plus obligations under the Lowville, New York sale-leaseback agreement. In addition, subject to restrictions in the indenture for our outstanding 10.75% Senior Subordinated Notes due 2011, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating the company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

On August 8, 2003, FiberMark began trading of its common stock on the American Stock Exchange (AMEX) and ceased trading on the New York Stock Exchange effective August 7, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits.
10.49	GE Capital Financing Agreement
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

--	FiberMark, Inc. filed a current report on Form 8-K dated July 17,2003 announcing the resignation of director Jon H. Miller
--	FiberMark, Inc. filed a current report on Form 8-K dated July 22,2003 announcing furtheremployee layoffs
--	FiberMark, Inc. filed a current report on Form 8-K dated August 6,2003 announcing financial results for the quarter ended June 30, 2003
--	FiberMark, Inc. filed a current report on Form 8-K dated August 12, 2003 announcing that Standard and Poor’s lowered its corporate credit ratings for FiberMark to "B" from "B+"
--
FiberMark, Inc. filed a current report on Form 8-K dated August 14, 2003 announcing that Moody’s lowered FiberMark’s senior implied rating and guaranteed senior unsecured debt ratings to ‘Caa1’ from ‘B2’, with a negative outlook

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: November 14, 2003	By:	/s/ Allan M. Kline

Allan M. Kline Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: November 14, 2003	By:	/s/ John E. Hanley

John E. Hanley Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer dated November 14, 2003 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the "company") on Form 10-Q for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Kwader, chairman and chief executive officer of the company, and I, Allan M. Kline, senior vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: November 14, 2003	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: November 14, 2003	/s/ Allan M. Kline

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Alex Kwader

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Allan M. Kline

Allan M. Kline Senior Vice President and Chief Financial Officer (Principal Financial Officer)