Form 10-K
period 2003-12-31
FIBERMARK INC
filed 2004-03-30
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission file number 0-20231

FIBERMARK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	82-0429330 (IRS Employer Identification No.)

161 Wellington Road
P.O. Box 498
Brattleboro, Vermont 05302
(802) 257-0365

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).
Yes ☐	No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the New York Stock Exchange, was $32,285,303 as of June 30, 2003. Excluded from this computation were shares held by directors and executive officers of the company and their associates as a group. Such exclusion does not signify that members of this group are “affiliates” of or controlled by the company.

The number of shares of common stock outstanding was 7,066,226 as of March 11, 2004.

PART I
Item 1. Business

Recent Developments

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see Item 7 “Liquidity and Capital Resources” and note 22 to the Notes to the Consolidated Financial Statements for further information.

Overview

FiberMark is a leading producer of specialty fiber-based materials meeting industrial and consumer needs worldwide, with facilities in the United States and Europe. Incorporated as an independent company in Delaware in 1989, we subsequently went public in 1993. Through strong technical capabilities, innovation and a service orientation, we hold leadership positions in our primary markets. Using our versatile manufacturing capabilities—comprising papermaking, synthetic/nonwoven material technology, saturating, coating and other finishing processes—we generate products such as filter media; base materials for specialty tapes, electrical and graphic arts applications, wallcovering and sandpaper; and covering materials for office and school supplies, book production/publishing, printing and premium packaging.

We manufacture our engineered materials using a wide range of fibers and raw materials, including wood pulp, recycled paper, cotton, glass, polyester and other synthetic fibers. Our products, sold in roll or sheet form, range from lighter-weight papers to high-density pressboards, often with high value-added finishing processes. We sell most of our products directly to customers through our internal sales force. These customers, often called converters, manufacture components or finished products such as automotive oil filters, specialized masking tapes, electrical transformers, books and pressboard ring binders. In some markets, we sell our materials through distributors or paper merchants.

Business Strategy

We seek to maximize returns to our stockholders by pursuing a strategy that has the following elements:
•  Gain market leadership by excelling at serving existing and new markets with high value-added opportunities
▪  Forge global, mutually beneficial partnerships with our suppliers and customers, creating catalysts for innovation and increasing our knowledge of marketplace needs and the versatility to meet them
▪  Strengthen product and business development processes to accelerate our internal growth rates
▪  Pursue highly selective, strategic, accretive acquisitions that build on our core competencies in existing and new markets
•  Optimize operations to gain competitive advantage in the markets we serve
▪  Enhance our technical, manufacturing, and service capabilities, aligning them with the product and service needs of our markets
▪  Add value to customers through continuous productivity gains, and maximizing the effectiveness of recent facility consolidations to generate improvements in our quality, service, product offerings and cost structure
•  Broaden our technical capabilities and ability to use a wide range of raw materials
▪  Enhance responsiveness to customer requirements
▪  Create new market opportunities
▪  Reduce costs
▪  Reduce exposure to supply/demand volatility

Overview of Operating Segments, Product Families and Major Markets

As a specialty fiber-based materials producer and marketer, we manufacture and convert specialty papers, pressboards, nonwoven materials and combinations of various materials, operating in two segments: German operations and North American operations, consistent with the internal management structure for our business. Our German operations segment manufactures and markets technical specialties, a product family that primarily includes filter media, tape substrates, nonwoven wallcovering base and printing substrates. Materials produced or sold by our North American operations fit within three broad product families: publishing and packaging (formerly decorative specialties), office products and technical specialties. We believe that we are one of the leaders in the majority of our niche markets, often on a worldwide basis. Our German operations accounted for 46% and our North American operations accounted for 54% of our consolidated revenue during the year ended December 31, 2003.

The following chart outlines the relationship among our segments, our broad product families and their corresponding products and markets:

German Operations

Technical Specialties

Filter Media
Transportation Filtration
Liquid: fuel/hydraulic/lubrication
Air: engine and vehicle passenger air
Home/Commercial Filtration (Air)
Vacuum bags
Heating, ventilation, air-conditioning, cooling

Other Technical Specialties
Home/Commercial
Abrasive backing materials: sandpaper
Nonwoven wallcovering base
Flooring materials
Application tape (sign industry)
Printing Substrates
Graphic arts
Security

Tape Substrates (formerly within Durable Specialties)—for Masking/Pressure Sensitive Tapes General purpose/masking Automotive: painting Building construction/renovation: painting
North American Operations

Publishing and Packaging	Technical Specialties
Decorative Covering Materials Book and Related Publishing Heavyweight/stand-alone covers Lightweight cover/covering materials Premium Packaging Latex-saturated Wallcovering Base

Tape Substrates—Masking/Pressure Sensitive Tapes (formerly within Durable Specialties)
Medical, electronics and photographic
Automotive: painting
Building construction/renovation: painting
Electrical/Electronics
Insulating base for transformers
Graphic Art/Specialty Printing
Archival materials
Security papers
Commercial/Industrial High Performance
Wet strength: commercial/industrial processes
Absorbent materials
Photographic packaging
Labels: imitation leather and synthetic
Home/Commercial
Abrasive backing materials: sandpaper
Wallboard joining

Office Products

Cover Materials for Office Products
Binding, filing, presentation and active use
Binding Tapes for Home and Office Products
(formerly within Durable Specialties)
Edge binding and reinforcing
Cover Materials for Graphic Design Applications
Specialty packaging
Advertising/promotional materials

The revenue relationship of our operating segments to our product families is shown in note 20 to the Notes to the Consolidated Financial Statements included in this document, entitled “Segment Information”.

German Operations

Our German operations consist of FiberMark Gessner, located in Bavaria, Germany, and FiberMark Lahnstein, located northwest of Frankfurt in Rhineland-Palatinate, Germany.

Technical Specialties

All of German operations are reported in the technical specialties product family. Filter media, primarily for automotive/transportation and vacuum bag filtration, accounts for a significant portion of our German operations through FiberMark Gessner. Although we market these products worldwide, the majority is sold within Europe, with significant business in Asia Pacific, the U.S. and to a lesser degree, Latin America. The following chart summarizes the materials produced and marketed worldwide through our German operations, associated end products or markets, and the types of customers.

Materials/Products	End Products/Markets	Typical Customers
Filter Media for Transportation Filtration (car, truck, heavy-duty equipment, train, jet, etc.)
Saturated and unsaturated paper that may be reinforced with cotton or synthetic fibers Synthetic/nonwoven meltblown Composite materials	Liquid filters: fuel, lube, hydraulic oil Air filters: engine and vehicle passenger cabin	Leading filter manufacturers (sold into/to OEM, OES and after-markets)
Filter Media for Home/Commercial Filtration
Paper and synthetic: nonwoven meltblown Synthetic air filter media	Vacuum cleaner bags (OEM, OES and after-market) Industrial filtration, ventilation, air-conditioning, process air filtration	Manufacturers/ converters of vacuum cleaners or bags Producers of industrial filter element and filter sets
Home/Commercial
Nonwoven wallcovering base Abrasive base Printing substrates: specialty nonwoven/synthetic content materials Security paper Overlay and other flooring materials
  Wallcovering/wallpaper
  Sandpaper: hand and machine
  Graphic arts/printing: menus, promotional items, maps, durable documents, labels
  Identity: cards, licenses, tickets, registrations, stock certificates
  Laminated imitation wood veneer flooring
Wallcovering manufacturers Coated abrasives manufacturers Paper merchants (servicing printing industry) Paper merchants (servicing printing industry) Flooring manufacturers
Tape Substrates
Masking tape base ▪ Raw (unsaturated) ▪ Saturated Other tape base	Masking tape for general purposes and painting: ▪ Automotive OEM and repair ▪ Building construction/renovation Application tape to transfer vinyl lettering for signage	Leading tape manufacturers, worldwide, particularly in Europe and Asia Pacific Self-adhesive coaters (tape manufacturers)

Competitors

Our largest competitors in the transportation filtration market are FiberComposites, a division of Ahlstrom Corp. and Hollingsworth & Vose/Binzer. Our primary competitors in vacuum filter media include Monadnock Paper Mills, Inc. and Neu Kaliss Spezialpapier GmbH and MB Papeleras Especiales S.A. in Europe. Our competitors in the tape substrate market include integrated manufacturers, such as Kimberly-Clark Corp., Wausau-Mosinee Paper Corp., Paper Line S.p.A., Ahlstrom Corp. and MeadWestvaco Corp. We also compete with various small competitors, none of which has a dominant market position. In the tape market, some of our customers have the ability to saturate tape base materials, a service that we provide to many of our tape base customers.

Our competitors in other technical markets, such as abrasive and nonwoven wallcovering base, our competitors include a mix of large integrated manufacturers and smaller independent companies, including Arjo Wiggins (division of WORMS & Cie.), FiberComposites (division of Ahlstrom Corp.), Hollingsworth & Vose, Kimberly-Clark Corp., MeadWestvaco Corp. and Neu Kaliss Spezialpapier GmbH. In some of our niche markets, we compete with various large, integrated commodity paper manufacturers who may make less expensive substitute materials. In the graphic arts market, our primary competitors are producers of films or 100% synthetic materials.

Manufacturing

Our German operations consist of three sites: Lahnstein, Germany (FiberMark Lahnstein), Feldkirchen/Westerham (“Weidach”) and Bruckmühl, Germany (FiberMark Gessner facilities). We manufacture base materials, including paper, often combining wood pulp sources and non-wood sources such as synthetic fibers and synthetic fiber-based materials, and combinations of paper and nonwoven materials. In addition, our German facilities have various finishing capabilities, including saturating, coating, bonding and other finishing capabilities. Our filter media business is primarily produced in our Weidach site. The Bruckmühl site primarily produces specialty tape substrates, which may be raw, saturated and/or coated, as well as latex-treated abrasive base materials used for sandpaper. Our New Jersey operations supply our German operations with a portion of their vacuum bag filter media and tape base needs. We also purchase a small percentage of the base materials marketed by our German operations from outside sources. FiberMark Lahnstein produces and markets its largest single product line, wallcovering base, as well as printing and coating base materials. We sold our disposable tablecloth business, formerly produced by FiberMark Lahnstein, to Ahlstrom Corp. in December 2002.

North American Operations

Our North American operations consist of seven production sites (four paper mills and three converting operations) in the northeastern United States and one converting operation in the United Kingdom (detailed in Item 2, below). We expect to discontinue paper production at our Brownville, New York, site during the second quarter 2004, but we anticipate that we will continue the converting operations at this facility. Additionally, we have a customer service/administrative site in South Hadley, Massachusetts, and a technical center in West Springfield, Massachusetts. Our corporate headquarters and one production site are located in Brattleboro, Vermont. A significant portion of our papermaking operations is used to supply our converting operations with base materials. The remainder of our paper machine production and most of our converting production is sold to customers, typically manufacturers known as converters, with a small portion sold through agents and distributors. The majority of our markets and product lines are mature, serving niche markets. In some markets, we have experienced structural revenue losses tied to product substitutions, including technology-based products, plastics and lower-quality materials.

Publishing and Packaging (formerly part of Decorative Specialties)

Publishing and packaging was the largest product family within our North American operations, representing 42% of 2003 net sales. This product group was primarily derived from our April 2001 acquisition of Rexam DSI. Our cover and covering materials are predominantly used in the book publishing and luxury packaging industries. We add multiple coatings and embossing patterns to impart a full range of decorative treatments to our latex-saturated decorative covering materials. Our colored saturated products are sold under a variety of trade names, including Kivar®, Skivertex® and Lexotone®, which are well-known worldwide within our markets, particularly in publishing. In graphic white saturated grades, we compete in the higher end segments of the book cover and photo/scrapbook album markets. Our Kivar Performa Type 2 is a recognized, premier brand for use in textbook covers, and is specified by a majority of state governments in the United States. Our FiberMark Red Bridge, England, converting operation markets a line of coated cloth materials, specialty papers, nonwoven materials and ancillary products to the bookbinding/book publishing, packaging and security markets. These products are marketed under the umbrella of the FiberMark Red Bridge name, and include products such as Arbelave® Library Buckram and Balmoral®.

We have developed some niche markets for our latex-saturated products in applications such as wallpaper, due to competitive advantages related to environmental impact, ink receptivity and durability. The customer base of the publishing and packaging product family tends to be quite diverse, consisting of leading high-end publishing, printing and packaging companies. The following chart summarizes the decorative covering materials we produce to serve these niche markets and typical customer categories:

Materials/Products	End Products/Markets	Typical Customers
Book Publishing and Premium Packaging Markets
Colored saturated paper ▪ Lightweight ▪ Heavyweight Graphic white saturated paper Cloth covering materials Saturated base Bonded leather
  Covering materials for hardbound books (elem./high school textbooks, photo albums, scrapbooks and sample books)
  Self-supporting covers for softbound books
  Premium packaging coverings (luxury goods and media, such as DVD and CD sets)
  Menus
Leading publishers/printers Manufacturers/converters Specialty distributors and agents
Other Decorative Specialties
Latex-saturated based: white and color	Wallcovering Binding materials, jeans labels, game boards

Competitors

Our direct competitors in the publishing and packaging markets include Industrial Coatings Group, Inc., Ecological Fibers, Inc., Monadnock Paper Mills, Inc., Guarro, a Arjo Wiggins subsidiary (division of WORMS & Cie.), and BN International B.V. These companies compete in different geographic markets and specific publishing niches. In both publishing and packaging, we compete with decorative materials including commodity papers (such as colored kraft), other decorative papers and nonwoven materials, vinyl, vinyl/paper combinations, coated cloth, bonded leather and premium materials such as wood, metal and leather. In the U.S. wallcovering market, we compete primarily with other substrate manufacturers such as Monadnock Paper Mills, Inc. and producers of vinyl, paper-based wallcovering and nonwoven materials.

Manufacturing

We manufacture paper-based materials in our facilities in Warren Glen, New Jersey; Brownville, New York and Brattleboro, Vermont. Our converting operations purchase base paper from these facilities, and cloth from our converting operation in Bolton, England. We also purchase cloth from third-party sources, particularly for use by our Bolton converting facility. Our converting facilities in Lowville, New York; Quakertown, Pennsylvania; Reading, Pennsylvania and Bolton, England, can latex-saturate, coat, emboss and apply other finishes to our base materials to create a wide array of decorative covering materials.

Technical Specialties

Technical specialties represented 23% of the net sales from our 2003 North American operations. The technical specialties product family serves the most diverse range of markets in our North American operations with a wide array of products. Our primary products, detailed below, are base materials used in saturated masking tapes, matboard for picture framing and electrical insulation materials for transformers. These materials may be sold in raw paper form or may be saturated and/or coated.

Materials/Products	End Products/Markets	Typical Customers
Tape Substrates
Base for masking tape and other pressure sensitive tapes ▪ Raw ▪ Saturated	Masking tape (general purposes and painting aid): ▪ Automotive OEM and repair ▪ Building construction/renovation ▪ Carrier and bandoliering materials ▪ Medical (first aid; indicator)	Pressure sensitive (and diversified) tape manufacturers/ converters Electronic components manufacturers
Electrical/Electronics
Insulating base Electronic component carrier material	Electrical distribution transformers Chips and other electronic components manufacturing	Manufacturers of electrical transformer components Manufacturers of chips and other electronic components
Graphic Arts/Specialty Printing
Archival quality, acid free paper and boards; cover materials for storing, presenting information or materials Security paper	Matboard for picture mounting/framing Archival filing and storage products Identity cards/materials and tickets	Manufacturers of mounting and framing supplies Manufacturers of conservation storage and presentation supplies Specialty security/ticket manufacturers/printers
Home/Commercial
Abrasive backing material Latex-treated material Label base: synthetic and imitation leather	Sandpaper: hand and machine sanding Wallboard joining Labels for seat belts, infant car seats and jeans	Coated abrasives manufacturers Drywall materials manufacturers Label manufacturers/ converters
Commerical/Industrial
Wet strength Absorbent materials	Industrial process Blotter; humidity indicator, battery fabrication process	Specialty distributors Specialty distributors and manufacturers

Competitors

Our competitors that serve various technical specialties markets include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins (division of WORMS & Cie.), International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., FiberComposites (division of Ahlstrom Corp.), Kimberly Clark Corp., MeadWestvaco Corp. and Smurfit Munksjo AB. In some of our niche markets, we compete with various small competitors, typically none of which has a dominant market position. In many product lines, manufacturers of substitute materials, such as polyethylene or vinyl, are also considered competitors.

Manufacturing

We manufacture the base technical specialties materials in our Warren Glen and Hughesville, New Jersey facilities and at our Brattleboro, Vermont, facility. In addition, we purchase some base materials from third-party suppliers. Specifically, we rely on both third-party and internal resources to supply our converting Quakertown, Pennsylvania, converting facility. These base materials are typically saturated, coated and embossed within FiberMark facilities and in some cases, by our customers.

Office Products

Office products represented 35% of net sales from our 2003 North American operations. Our office products include pressboards, other cover materials and binding tapes used by our customers primarily in the manufacturing of paper-based supplies used in the office, home or school. In addition, a portion of our cover materials is marketed to the graphic design community for a variety of promotional applications. The major components of this product family, associated end products/markets and typical customers are noted in the following chart:

Materials/Products	End Products/Markets	Typical Customers
Specialty cover materials (heavyweight and lighter-weight) for products that present, bind, store or preserve information	Binding: data and ring binders, notebooks Filing/active use: file folders, pressboard folders and other filing products Presentation: document/report covers, folders Diaries, date books, planners	Diversified or specialized manufacturers/converters of school, home and office supplies Paper merchants (selling to printers) Checkbook printers/manufacturers
Binding tapes: edge binding and reinforcing Primarily coated synthetic nonwoven materials	Filing products, checkbooks, memo pads

Competitors

Our competitors in the office products market include a mix of large integrated manufacturers and smaller independent companies, which include International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., Fox River Paper Co., MeadWestvaco Corp. and Merrimac Paper Co., Inc. In addition, the manufacturers of certain substitute materials, such as polyethylene or vinyl, compete in some of our office products markets.

Our competitors for binding tapes include Southern Label Company, Northeast Paper Converting Company and Kimberly Clark Corp. (a base materials supplier).

Manufacturing

We manufacture the base materials for this product group primarily in our Brattleboro, Vermont, facility, and, to a lesser extent, in our Warren Glen and Hughesville, New Jersey, facilities. Our U.S. converting operations may supply sheeting, embossing, coating or other finishing steps for these base materials. Our Quakertown, Pennsylvania, converting facility produces most of our binding tape materials using synthetic nonwoven material (Tyvek®) purchased from DuPont. We coat, color and/or saturate this material for office supplies, books and related products.

Company Sales, Marketing and Distribution

FiberMark’s customers are primarily converters or manufacturers who rely on our base materials for making their finished or semi-finished products. Our engineered materials are sold in roll or sheet form. Most of our business is sold directly to customers primarily through our internal sales force, supplemented by agents or distributors, particularly for specialized markets or certain geographic markets outside of the United States. In some markets, such as publishing and packaging and graphic design markets, our products are sold through distributors or paper merchants. In addition, we use merchants or stocking distributors to sell materials used for certain broad channels such as printers, packaging converters and select specialty book publishers. Worldwide direct sales to end users or converters represented approximately 81% of our net sales in 2003. The remaining sales were made through distributors.

Most of our products are widely known in our primary markets, with strong brand awareness for many of our branded products. We hold a number of patents, trademarks and licenses. While intellectual property rights are material to FiberMark’s business, the loss of any one of these rights would not be expected to have a material adverse effect on FiberMark’s business, with the exception of “FiberMark®.”

Many of our customers are well known in their markets, and no single customer represents more than 5% of our net sales for the year ended December 31, 2003.

Employees

As of December 31, 2003, we employed a total of 1,699 employees, of whom 565 were salaried and 1,134 were hourly.

In the U.S., approximately 75% of our hourly employees are members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union, known as PACE, the International Brotherhood of Electrical Workers or the United Steelworkers of America. However, the hourly employees at our facilities in Quakertown, Pennsylvania, and Brownville, New York, are not affiliated with any union.

In Germany, our employees are represented by the Mining, Chemicals and Energy Trade Union, Industriegewerkschaft Bergbau, Chemie and Energie (IG BCE). Approximately 70% of salaried employees and all of the hourly employees are union eligible, but are not necessarily members, as membership is voluntary and not disclosed. Employees are represented by a local works council. In the United Kingdom, hourly employees are members of the Transport General Workers Union.

Our labor contracts expire as follows:

Facility	Expiration Date

Reading, Pennsylvania	May 8, 2005
Warren Glen, New Jersey (a)	May 23, 2004
May 25, 2004
Hughesville, New Jersey (a)	May 23, 2004
May 25, 2004
Lowville, New York	March 31, 2004
Brattleboro, Vermont	August 31, 2005
Bolton, England	May 5, 2004
Bruckmühl and Feldkirchen/Westerham, Germany (b)	March 31, 2004
Lahnstein, Germany (b)	March 31, 2004

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

Wood pulp is our single most significant raw material. We do not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. Approximately 11% of our revenues are based on contractual pricing that is indexed to commodity pulp. These customer contracts provide us with some insulation from raw material cost variability.

Latex represents our second most significant raw material cost. We purchase this material from a number of sources worldwide. The price is generally less volatile than that of pulp.

We have a long-standing relationship with DuPont, our supplier of Tyvek® and have never experienced a disruption in supply. Although we are an approved DuPont converter and believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek®. We also purchase a significant quantity of polyester, the majority of which is Dacron®, purchased from DuPontSA. Any material interruption in our supply of Tyvek® or Dacron® could have a material adverse effect on the results of operations and our financial condition.

Energy

FiberMark’s operations, particularly our paper mills, consume a significant amount of energy. Our natural gas and electricity requirements are supplied by public utilities and/or qualified suppliers. FiberMark employs third-party supply contracts to manage and reduce the commodity and transportation costs associated with natural gas and electric power. While natural gas accounts for the majority of our fuel needs, we also use fuel oil in some of our operations. We typically purchase fuel oil on the spot market as needed.

In order to address energy issues and opportunities, we have retained the services of an energy management company. We also regularly evaluate alternative energy and co-generation options.

Environmental Regulation and Compliance

We and our predecessors have invested substantially in pollution control facilities to comply with environmental laws and regulations. We spent $6.8 million in 2003, $5.6 million in 2002, and $6.2 million in 2001 for environmental purposes. While we believe our capital expenditures will be sufficient to maintain substantial compliance with existing environmental laws, any failure to comply with present or future environmental laws could subject us to liability or require us to suspend or reduce operations. In the future, the duty to comply with environmental laws could restrict our ability to expand our facilities, obligate us to acquire and operate costly equipment or otherwise force us to incur significant expenses.

We understand the United States Environmental Protection Agency (“EPA”) has named the previous owners of CPG Investors, Inc. (“CPG”) as potentially responsible parties (“PRP”) for costs to investigate and clean up various third-party sites. We acquired CPG by merger in 1996. We have no information suggesting that the EPA or any other agency or party plans to assert that FiberMark is a PRP. While we do not believe we have liability in connection with the investigation or clean up of those sites, there can be no assurance that our predecessors will satisfy their responsibilities in connection with such sites and, if they do not, whether the company will be targeted as a PRP.

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

The State of New Jersey required extensive environmental investigation regarding the release of hazardous substances, materials and/or wastes at two sites the company acquired from CPG in 1996. Based on the results of those investigations, remediation may be necessary to address that contamination. The former owners of CPG agreed to indemnify us, with some limitations, for various environmental liabilities arising from the historical use of the sites and from CPG's conduct before we acquired CPG. We cannot predict whether that limited indemnity will be sufficient to cover all material environmental liabilities associated with those sites.

In December 2002 a subsidiary of the company, then known as FiberMark DSI, Inc., (“DSI”) voluntarily disclosed to the EPA that DSI may have violated certain federal air pollution control laws. DSI disclosed the possible violations after auditing its compliance with those legal requirements at the DSI facilities in Lowville, New York and Johnston, Rhode Island. The EPA has not informed us as to whether it plans to seek penalties for the possible violations. If the EPA decides to seek penalties based on the facts we disclosed, we do not believe the amount of the penalties would have a material adverse effect on our financial position or results of operations.

In December 2002 DSI also voluntarily disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) of its possible violations of state air pollution control law based on what it found during the voluntary audit conducted at the Lowville facility. Based on the facts disclosed, the NYSDEC issued a notice of violation (“NOV”) to DSI on December 18, 2002. DSI is negotiating with the NYSDEC to resolve the allegations made in the NOV. We cannot predict whether the NYSDEC will seek a penalty, but we do not believe any such penalty would have a material adverse effect on our financial position or results of operations.

We have demanded that the former owner of the Lowville and Johnston facilities indemnify us under the terms of the purchase agreement for the losses the company has incurred and may incur as a result of the disclosures to the EPA and the NYSDEC. The former owner has denied our claim, and we cannot predict whether our indemnification demand will succeed.

In 2002 the City of Fitchburg, Massachusetts demanded that the company pay its share of costs associated with upgrading a portion of Fitchburg’s wastewater treatment system. Fitchburg based its claim on a 1973 agreement between Fitchburg and a predecessor to the company. The company withdrew from the 1973 agreement before Fitchburg built that upgrade. We have rejected Fitchburg’s demand, but cannot predict how this claim will be resolved.

In April 2001 the company acquired paper mill and converting facilities in Johnston, Rhode Island, West Springfield, Massachusetts and Brownville, New York. As long as we provided notice within a certain time period, the former owner agreed to indemnify us for environmental investigation and remediation obligations for contamination known to exist prior to closing and unknown contamination existing prior to closing. To date, the company has advanced several demands, and the former owner has met its indemnity obligations. Under relevant state and federal environmental laws, we may be a PRP and consequently could be required to perform remedial actions to address contamination, if the former owner defaults on this obligation. We believe that the potential for such default is remote. Even if such a default were to occur, we do not believe that any resulting obligation would have a material adverse effect on our financial position or results of operations.

The NYSDEC has listed a portion of our Lowville facility on its Hazardous Substance Waste Disposal Site Inventory. The listing is based on potential impacts associated with activities that occurred at this site before we acquired the facility. In 1997 testing on the listed portion revealed concentrations below applicable cleanup objectives, but also revealed the presence of contamination elsewhere at the facility above applicable cleanup objectives. In 1998 cleanup activities at the facility were completed to remediate likely sources of that contamination. The NYSDEC was informed that chemicals were present in groundwater in excess of applicable cleanup objectives and that the source of the contamination may originate offsite at a location other than the facility. The NYSDEC has not asked the company to perform additional cleanup activities. We cannot predict whether the NYSDEC will require us to take additional steps in the future, but we do not believe costs to perform such activities would have a material adverse effect on our financial position or results of operations.

During 2003 several class action lawsuits regarding asbestos were initiated in Mississippi, and have named us, both individually and as successor in interest to Latex Fiber Industries, Inc., as a plaintiff. At this time, the list of plaintiffs is very extensive and we do not believe there will be any liability in connection with these lawsuits. However, in accordance with the purchase and sale agreement, the former owner has agreed to indemnify us for any asbestos-related claims.

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

Available Information

We make available the periodic reports that we file with the Securities and Exchange Commission (the “SEC”) on the investor relations section of our Web site (www.fibermark.com), free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, paper or electronic copies may be obtained free of charge upon request by contacting investor relations at the following address: FiberMark, Inc., P.O. Box 498, Brattleboro, VT 05302, or by calling 802.257.0365.

Item 2. Properties

The following table lists all of our properties as of December 31, 2003:

Facilities	Type of Facility	Owned/Leased	Sq. Feet

United States
Brattleboro, Vermont(1)	Corporate/Mill/Converting	Owned	200,000
Brownville, New York(2)	Mill/Converting	Owned	123,000
Hughesville, New Jersey	Mill/Converting	Owned	88,000
Leominster, Massachusetts	Sales Office	Leased	2,500
Lowville, New York(3)	Converting	Owned	191,000
Quakertown, Pennsylvania	Converting	Owned	165,000
Reading, Pennsylvania	Converting	Leased	188,000
South Hadley, Massachusetts	Sales/Administration	Leased	24,211
Warren Glen, New Jersey	Mill/Converting	Owned	299,000
West Springfield, Massachusetts	Technical Center	Owned	158,000
(production site closed 6/30/02)

International
Bolton, England (Red Bridge)(4)	Converting	Owned	70,000
Bruckmühl, Germany	Mill/Converting	Owned	275,698
Feldkirchen/Westerham, Germany	Mill/Converting	Owned	223,396
Lahnstein, Germany	Mill/Converting	Owned	188,585
Annecy, France	Sales Office	Leased	183
Kowloon, Hong Kong, PRC	Sales Office	Leased	546
Tokyo, Japan	Sales Office	Leased	161

Inactive (United States)
Fitchburg, Massachusetts	Closed 12/9/01	Owned	255,000
Johnston, Rhode Island	Closed 6/30/03	Owned	80,000
Owensboro, Kentucky	Closed 1/14/98	Owned	47,000
Rochester, Michigan	Closed 3/31/02	Owned	96,000
________________

(1)    Does not include 75,000 sq. ft. of leased warehouse space in Brattleboro, Vermont.
(2)    Does not include 5,000 sq. ft. of leased warehouse space in Watertown, New York.
(3)    The building and associated land in Lowville, New York, is subject to a sale-leaseback transaction with Coated Paper LLC, as detailed in note 7 to the Notes to the Consolidated Financial Statements.
(4)    The Bolton, England, operating unit is part of the North American operations segment.

Our corporate headquarters is located in Brattleboro, Vermont. Most of our mills produce substrates or materials sold in roll or sheet form (largely specialty papers, nonwoven materials and combinations). While most are manufactured on specialty paper machines, our Feldkirchen/Westerham, Germany, site also contains a meltblown unit for producing synthetic nonwoven materials. Most of our facilities also include some level of finishing or converting capabilities, such as laminating, coating, saturating or embossing.

Item 3. Legal Proceedings

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see note 22 to the Notes to the Consolidated Financial Statements for further information.

We are also involved in legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse affect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Our common stock was first traded on the NASDAQ National Market System under the symbol “SPBI” from March 11, 1993 through April 8, 1997. Between April 9, 1997 through August 7, 2003, our stock was listed on the New York Stock Exchange under the symbol "FMK". Since August 8, 2003, our common stock has traded on the American Stock Exchanges (“Amex”), also under the ticker symbol “FMK”. The following table shows the high and low sale prices per share of the common stock as reported on the Amex Time and Sales Record.

Year Ended December 31, 2003	High	Low

First Quarter	$8.19	$4.65
Second Quarter	$6.26	$4.50
Third Quarter	$5.19	$2.00
Fourth Quarter	$2.35	$1.20

Year Ended December 31, 2002	High	Low

First Quarter	$6.70	$4.65
Second Quarter	$9.75	$5.95
Third Quarter	$9.00	$7.20
Fourth Quarter	$8.57	$5.05

We had approximately 1,085 holders of record of our common stock as of March 11, 2004. We had approximately 2,288 beneficial owners of our common stock as of March 11, 2004. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

The information required by this item regarding our securities authorized for issuance under option plans is incorporated herein by reference to the information presented under the caption entitled “Equity Compensation Plan Information” under Item 12 of this filing on Form 10-K.

Item 6. Selected Consolidated Financial Data

The data set forth below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

FIBERMARK, INC.
Selected Consolidated Financial and Operational Data

(In thousands, except per share and employee data)

	Year Ended December 31,
	2003	2002	2001(4)	2000	1999

Consolidated Income Statement Data:
Net sales (1)	$397,411	$397,199	$394,321	$355,453	$325,308
Cost of sales	336,665	324,692	342,888	294,237	263,385

Gross profit	60,746	72,507	51,433	61,216	61,923
Selling, general and administrative expenses	43,947	37,204	31,275	25,132	24,088
Restructuring and facility closure expense (reversal) (2)	882	(70)	25,993	7,972	9,818
Sale of technology (2)	-	(2,997)	(12,336)	(8,422)	-
Asset impairment charges (3)	93,647	42,878	-	-	-

Income (loss) from operations	(77,730)	(4,508)	6,501	36,534	28,017
Foreign exchange transaction gain (6)	(3,990)	-	-	-	-
Other expense, net (5)	2,109	1,464	6,629	1,579	469
Interest expense	35,375	35,317	27,551	15,236	11,938
Interest income	(229)	(727)	(425)	(1,769)	(859)

Income (loss) before income taxes	(110,995)	(40,562)	(27,254)	21,488	16,469
Income tax expense (benefit) (7)	8,185	13,432	(8,441)	8,629	7,486

Net Income (loss)	$(119,180)	$(53,994)	$(18,813)	$12,859	$8,983

Weighted average shares outstanding	7,066	7,023	6,876	6,830	7,659

Basic earnings (loss) per share	(16.87)	(7.69)	(2.74)	1.88	1.17
Diluted earnings (loss) per share	(16.87)	(7.69)	(2.74)	1.84	1.15

Other Consolidated Operating Data:
Depreciation and amortization	$17,003	$15,835	$17,102	$11,444	$9,290
Capital expenditures	22,730	16,036	27,743	42,598	15,736

	December 31,
	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Working capital	$59,349	$94,252	$75,770	$76,397	$69,085
Total assets	399,707	493,915	516,939	386,213	346,946
Long-term debt (net of current maturities)	338,749	341,073	339,277	182,294	168,974
Stockholders' equity (deficit)	(68,852)	36,229	80,537	102,948	91,777

Other Data:
Actual shares outstanding	7,066	7,066	6,903	6,827	6,830
Employees	1,699	1,853	2,061	1,609	1,562

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

(2)    On January 29, 1999, the company closed our Beaver Falls, New York, facility. Previously, in the fourth quarter of 1998, the company recorded a $7.8 million pre-tax charge related to this closure. In 1999 the company also increased closure expenses for its previously closed Beaver Falls, New York, and Owensboro, Kentucky facilities by $0.1 million and $2.5 million, respectively. In 2000 the company added approximately $45 thousand of expenses related to the Beaver Falls facility.

On August 31, 1999, the company initiated a project to install a new paper machine at its Warren Glen, New Jersey, facility and had planned to consolidate operations from the neighboring Hughesville, New Jersey, mill. Accordingly, the company recorded facility closure costs of $7.2 million. In 2000, the company reduced Hughesville closure expenses by $0.2 million.

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

During the year 2001 the company ceased operations at its Fitchburg, Massachusetts, facility. The company recorded a related charge of $20.7 million in 2001.

Also during 2001 the company sold the balance of its U.S. engine filter media business and equipment to Ahlstrom Corp. and ceased operations at its Rochester, Michigan, facility. Related facility closure charges of $12.6 million were recorded. Proceeds related to this sale of technology were $12.5 million, net of expenses. In 2002 the company reduced closure expenses for the Fitchburg facility by $0.5 million and the Rochester facility by $0.5 million.

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

On December 31, 2002, the company recorded a restructuring charge of $0.9 million for severance costs and on July 31, 2003, the company recorded an additional restructuring charge of $1.7 million for expected severance costs associated with a workforce reduction in our North American operations. Due in part to voluntary separations originally included in the restructuring charge, $0.8 million was reversed in the fourth quarter of 2003.

(3)   During the fourth quarter of 2002, the company recorded a goodwill impairment charge related to our North American operations of $42.9 million. During the third quarter of 2003, the company recorded a goodwill impairment charge related to our North American operations of $92.3 million and during the fourth quarter of 2003, the company recorded an asset impairment charge of $1.4 million for certain equipment related to our North American operations.

(4)   On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million. This acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011. Related interest of $17.5 million was recorded in 2001. The balance of the senior notes was used to repay existing indebtedness including German bank debt. The retirement of German bank debt resulted in an after-tax prepayment fee of $0.7 million. The acquisition was accounted for using the purchase method. Accordingly, $109.8 million of goodwill was recorded, which was being amortized on a straight-line basis over thirty years through 2001.

        On January 1, 2003, the company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). As a result of this adoption, a charge for early extinguishment of debt of $0.7 million, net of tax benefit of $0.5 million, which previously appeared as an extraordinary item on the 2001 Consolidated Statement of Operations now appears as a part of other expense, net.

(5)   On April 29, 1994, the company sold and leased back certain operating assets at the Brattleboro, Vermont, facility. The sale of these assets resulted in a book gain of $17.2 million. This gain was amortized over the ten-year life of the lease. The assets relative to this lease were repurchased on September 30, 1999. Other expenses, net for the 1999 period, includes $1.3 million of amortized income related to a deferred gain on the sale-leaseback transaction.

(6)   In the quarter ended December 31, 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark, Inc. and our German operations.

(7)    In 2001, the company had a pre-tax loss for the first time and recorded a tax benefit associated with the loss. In 2002 income tax expense was $13.4 million after we recorded a valuation allowance of $18.4 million against our deferred tax assets in North America.

See also accompanying notes to consolidated financial statements for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see Item 7 “Liquidity and Capital Resources” and note 22 to the Notes to the Consolidated Financial Statements for further information.

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section:

•  describes our business and the way it has developed
•  identifies factors and trends in our business which management considers important
•  describes how these trends have impacted, or are expected to impact, our results
•  identifies management’s principal concerns relating to our operations

Our Business

We are a leading producer of specialty fiber-based materials for industrial and consumer needs worldwide, with 11 production facilities in the U.S and Europe. Our versatile capabilities include the manufacture of specialty papers, synthetic-fiber papers and nonwoven materials, as well as saturating, coating and other finishing processes that generate products sold in roll or sheet form. Our product lines include specialty papers, high-density pressboards, treated cloth, nonwoven materials that may offer the performance or appearance of cloth or advanced fiber-based materials, latex-saturated papers with the feel of leather or other durable materials, and combinations of these materials.

We sell our base materials in a wide variety of markets and to various customers, who are primarily manufacturers of finished products or components. Our customers may have specific technical needs or high aesthetic demands, or a combination of both, for the products we manufacture.

Formed as an independent company in 1989, we subsequently went public in 1993. Since 1994, we have completed six acquisitions, streamlined our operations and sold technology that we no longer needed to achieve our growth plans. Through strong technical capabilities, innovation and a service orientation, we believe we hold leadership positions in most of our primary markets. As a result of these acquisitions, divestitures and changes in our operations undertaken, our value-added converting business has increased in significance compared with our papermaking production.

Important Factors and Trends

We have identified several important factors that affect our operating results:

•  the overall state of the global economy, particularly regions accounting for most of our sales: U.S., Europe and Asia
•  the extent to which our markets are mature or faster growing
▪  the majority of our markets are mature and their growth historically has loosely tracked gross domestic product (GDP). However, more recently, the correlation among paper industry sales, FiberMark sales, and GDP has weakened. Some markets are shrinking slowly due to substitution of alternate base materials (such as plastics or films) or due to shifts in demand for our customers’ products (such as migration from data binders to ring binders or from books to electronic technologies)

▪  certain markets offer higher growth for us due to our ability to create innovative products that have growing appeal versus traditional media (such as fire retardant filter media for transportation applications or nonwoven wallcovering versus paper or vinyl-based wallcovering)
•  fluctuations in the cost of key raw materials, particularly wood pulp, and to a lesser extent, latex, and the extent to which we are able to pass through any cost increases to our customers
•  energy costs
•  the efficiency levels of our manufacturing operations, which is affected by:
▪  facility consolidations, which may negatively influence short-term efficiencies
▪  capacity utilization levels, which are clearly tied to fluctuations in sales volumes
•  the quality, service and technical capabilities we offer our current and prospective customers

Our business has experienced numerous changes, which may vary by market. However, in general, we can identify a number of trends that relate to many of our markets, such as:

•  industry consolidation through mergers and acquisitions
▪  higher concentration among our manufacturing customers
▪  horizontal consolidation among distributors, and their vertical integration with manufacturers
▪  retail consolidation producing fewer, more dominant retailers, such as office product superstores, which tend to focus on reducing prices and narrowing the range of products offered
•  an increasing emphasis on price as the dominant component of the purchasing decision, often coupled with general pricing pressure, particularly when economic conditions are weak
•  the substitution of certain lower cost or higher performance materials or technologies (such as plastics or films)
•  changes in demand for products or categories of products, which can either benefit us, such as the growth in nonwoven wallcovering in Europe at the expense of paint and traditional paper wallcoverings, or can harm us, as with the decline of data binders due to growth of laser printed output versus wide-format computer paper
•  growth in capacity relative to demand, both throughout the paper industry and especially in certain of our markets, resulting in lower capacity utilization, more aggressive competition and lower margins. Over-capacity in many of our markets could continue to erode pricing.

In short, these trends have tended to diminish the value of our historic customer relationships and necessitate regular innovations in technology, service, performance and a lower cost structure to maintain and develop new business opportunities. These overall trends have impacted, or are expected to impact, our results as follows:

•  lower than expected sales, as gains have been offset by losses of certain types of business, such as business taken in-house by customers
•  lower margins, particularly in our North American operations
•  higher revenues and earnings in our German operations
•  since 2001, results below targeted levels, primarily due to weak sales related to economic conditions, delays in our facility consolidation, and short-term operating inefficiencies as we undertook an extensive consolidation of our operations

Our principal concerns about our operations relate to:
•  our ability to pass through raw material cost increases to our customers, such as in wood pulp or latex

•  the challenges associated with achieving sales growth, including finding new high growth, high margin product lines while offsetting the effects of market shrinkage or slow growth in the mature markets in which we compete. Given our already strong market positions, further market share gains can be difficult to obtain.
•      our ability to realize the expected cost savings related to our site closures and facility consolidations. While some of these savings have been realized, they have been achieved more slowly than expected due to offsetting inefficiencies that we believe are short term in nature. Some consolidation activity was delayed due to the time necessary to effectively implement the transfers, while other activity was delayed in order to postpone associated capital spending given uncertain economic conditions.
•  our ability to achieve improved earnings performance in North America, returning to our historical levels of earnings growth
•  our ability to manufacture our product lines while achieving necessary efficiency levels on our paper machines in our New Jersey operations
•  continuing to attract high potential, effective employees at all levels of the organization

We expect to make continued improvements to our cost structure as we complete our facility consolidations and reach targeted efficiency improvements in our New Jersey operations. It is difficult to gauge the pace of our progress in this regard, but we currently anticipate completing our consolidation by mid-year 2004, having achieved meaningful improvements in efficiencies before that point.

In preparing our consolidated financial statements, management is required to make important estimates and assumptions that require difficult, subjective or complex judgments. See “Critical Accounting Estimates and Assumptions.”

Acquisitions, Divestitures and Consolidations

During our history as an independent company, we have undertaken a series of acquisitions, divestitures and consolidations designed to broaden and deepen our product and market capabilities, lower our manufacturing costs, lessen our dependence on certain raw materials and improve our operational flexibility. We have acquired and integrated six major businesses since 1994, consolidated redundant facilities and grown our revenues from $80.0 million in 1993 to $397.4 million in 2003. The following acquisitions, divestitures and consolidations over the last five years were instrumental in pursuing our objectives.

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

On September 30, 1999, we terminated our sale/leaseback facility with The CIT Group, and repurchased the assets at our Brattleboro, Vermont, mill. Concurrently, we expanded our revolving credit facility with CIT from $20.0 million to $50.0 million. On an annualized basis, this transaction reduced lease expense by $4.5 million and increased depreciation expense by $1.2 million. Due to this cost structure reduction, inventory valuation was reduced by $0.8 million. We also incurred refinancing fees of $0.3 million, which were amortized over the term of the agreement.

On September 1, 2000, we entered into an agreement with Ahlstrom Paper Group to sell certain filter media production technology and equipment and a portion of the filter media volume manufactured at the Richmond, Virginia, facility. We completed the transfer of the remaining Richmond volume to other FiberMark facilities and closed the Richmond facility in June 2001. Through December 31, 2001, we recorded $8.5 million in closure charges and $8.2 million in proceeds from the sale of technology.

On April 18, 2001, we acquired Rexam DSI for a purchase price of $140.0 million. DSI was a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products. DSI’s sales for 2001 were $120.5 million for the full year, of which FiberMark realized $83.1 million during our partial year of ownership. The acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011. The balance of the senior notes was used to repay existing indebtedness and for financing and acquisition fees.

On August 1, 2001, we reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million). On December 13, 2001, we sold the Beaver Falls, New York, facility to LTX Corporation. Proceeds net of expenses were $0.2 million. We also reversed $0.4 million of facility closure expense for property, plant and equipment to be retained. During the year 2001, we ceased operations at our Fitchburg, Massachusetts, facility. We recorded a related charge of $20.7 million in 2001. In 2002 facility closure for the Fitchburg facility expense was decreased by $0.5 million. Also during 2001, we sold the balance of our U.S. engine filter media business and equipment to Ahlstrom Corporation and ceased operations at our Rochester, Michigan, facility in 2001. Related facility closure charges of $12.6 million were recorded in 2001. In 2002, facility closure expense for the Rochester facility was decreased by $0.5 million. Proceeds related to this sale of technology were $12.5 million, net of expenses in 2001.

On December 31, 2002 we concluded a series of transactions with Ahlstrom Corp. We sold most of our North American industrial filter media business, representing $4.8 million in annual sales, as well as our German disposable nonwoven tablecloth business, representing $1.8 million in annual sales. Simultaneously, we purchased a portion of Ahlstrom’s vacuum bag filter media business, representing $1.9 million in annual vacuum bag filter media sales. We also sold $0.4 million in equipment. In consideration, we received cash proceeds of $3.5 million at the time of the transaction and another $1.3 million during the first quarter of 2003.

On June 30, 2003, the company ceased operations at the Johnston, Rhode Island, facility. Costs associated with the closure were originally accrued in accordance with purchase accounting for the Rexam DSI acquisition in 2001. The closure of this facility extended beyond the original plan due to the time necessary to effectively implement the transfers.

During 2002 and 2003 we recorded asset impairment charges of $42.9 million and $93.6 million, respectively, relating to many of the assets acquired since 1999. These asset impairment charges have had a profound impact on our consolidated results of operations. See “Critical Accounting Estimates and Assumptions.”

Principal Financial Metrics

Earnings before interest, taxes, depreciation and amortization (commonly referred to as EBITDA) is a primary financial metric that we internally use to evaluate our operating results and to assess performance. We also use the following metrics to internally evaluate our financial results:
•  free cash flow

•  operating income margin
•  EBITDA margin
•  fixed charge coverage, defined as EBITDA divided by the sum of interest expense, cash taxes, and capital expenditures

Many of these metrics are also used to determine compliance with the financial covenants under our revolving credit facility. We do not publish such metrics, which are not defined terms under generally accepted accounting principles, because we believe that the standard metrics under generally accepted accounting principles are more important and should speak for themselves. Analysts and investors may, if they wish, analyze our published consolidated financial statements using any other metrics that they believe to be useful in evaluating our company, its financial condition and results of operations, including those referred to above. Under the year-to-year comparisons of results of operations that appear below, we quantify certain components of net income (loss) and other line items such as asset impairment charges, from which various alternative measurements of specified items, net of other specified items, are derived, in order to facilitate the understanding of underlying trends in our operations.

We internally evaluate our financial position based on the following metrics:
•  leverage ratio, defined as debt (net of cash) divided by EBITDA
•  capital expenditures in relation to depreciation expense
•  working capital turnover, defined as sales divided by net working capital

Operating Data as a Percentage of Sales

The following table sets forth certain operating data as a percentage of net sales.

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.7	81.7	87.0

Gross profit	15.3	18.3	13.0
Selling general and administrative expenses	11.1	9.4	7.9
Restructuring and facility closure	0.2	-	6.6
Sale of technology	-	(0.8)	(3.1)
Asset impairment charges	23.6	10.8	-

Income (loss) from operations	(19.6)	(1.1)	1.6
Foreign exchange gain	(1.0)	-	-
Other expense, net	0.5	0.4	1.5
Interest expense	8.9	8.9	7.0
Interest income	(0.1)	(0.2)	(0.1)

Net loss before income taxes	(27.9)	(10.2)	(6.9)
Income tax expense (benefit)	2.1	3.4	(2.1)

Net loss	(30.0)%	(13.6)%	(4.8)%

Year Ended December 31, 2003, Compared with Year Ended December 31, 2002

Overview

Consolidated net sales for the year ended December 31 were $397.4 million in 2003 compared with $397.2 million in 2002, a 0.1% increase, or $0.2 million. During 2003 currency translation increased sales by $30.8 million. This increase was offset by a decline in net sales of $26.0 million largely due to lower demand and, to a lesser extent, lower average selling prices caused by price reductions and the impact of customers shifting to lower value materials. In addition, the divestiture of our U.S. engine filtration business in December 2002 reduced 2003 sales by $4.8 million.

The $119.2 million net loss in 2003 included the following major components:
•  goodwill impairment charge of $92.3 million
•  foreign exchange transaction gain of $4.0 million
•  fixed asset impairment charge of $1.4 million
•  net loss excluding items listed above: $29.5 million

The following sales comparisons reflect our consolidated operating segments (German operations and North American operations) and newly redefined product families, reflecting the division consolidation we undertook during 2002. These segments and their associated product families are detailed in Item 1 of this report.

Sales from German Operations

Sales from German operations were $183.2 million in 2003 compared with $153.1 million in 2002, an increase of 19.7%, or $30.1 million. Excluding the translation effects of a stronger euro, which accounted for $30.8 million in sales in 2003 compared with 2002, sales from German operations were essentially flat.

Net of foreign exchange, sales were steady despite weak European economic conditions and strong 2002 comparisons. In aggregate, increases in wallcovering, tape base and automotive filter media offset declines in other areas such as vacuum bag filter media and printing base materials. Gains were primarily due to market share gains in tape base and automotive filtration. In the vacuum bag market, we continued to experience weakness due to lower cost filter media substitutes, imported finished products from China and bagless vacuum cleaners, particularly in the U.S. markets, during the second half of the year.

Sales from North American Operations

Sales from North American operations were $214.2 million in 2003 compared with $244.1 million in 2002, a 12.2% decline, or $29.9 million. Sales continued to be influenced by general economic weakness and a decline of approximately $4.8 million due to the divestiture of the company’s U.S. engine filtration business.

Sales of publishing and packaging products, formerly within the decorative specialties product family, largely due to the 2001 acquisition of Rexam DSI, were $88.8 million in 2003 versus $98.9 million in 2002, a decrease of 10.2%, or $10.1 million due primarily to the weak publishing market, particularly for elementary/high (elhi) school textbooks in the face of state and municipal budget reductions. This market was also impacted by downgrading to lower quality materials. Although luxury packaging sales in the industry have been hurt by travel curtailments and economic weakness, we achieved modest growth in our cover stocks and covering materials for packaging markets overall in 2003 versus 2002. Project successes in media and cosmetic packaging contributed to this growth.

Technical specialties sales were $49.8 million in 2003 compared with $63.4 million in 2002, a decline of 21.5%, or $13.6 million, due to discontinuation of product lines, including the sale of our industrial filter media business in December 2002, accounting for approximately $4.8 million of sales in 2002, weak industrial markets and product obsolescence.

Office products sales were $75.5 million in 2003 compared with $81.9 million in 2002, a decrease of 7.8%, or $6.4 million, primarily due to continued industry weakness, pricing pressures and downgrading by customers to lower cost FiberMark and competitive substitute materials. In general, sales levels reflect the market maturity of paper-based office supplies, such as file folders, presentation covers, ring binders and school notebooks, in which our cover materials are primarily used. Gains achieved in market penetration of the graphic design market, particularly with new products, were not sufficient to offset these declines.

The large majority of the year-to-year changes in sales were due to lower volume rather than to price reductions. A shift to lower-priced substitute products accounted for a small portion of the sales decline in North American operations.

Company-wide Data

Gross profit in 2003 was $60.7 million, or 15.3% of sales, compared with $72.5 million, or 18.3% of sales in 2002, a decrease of 16.3%, or $11.8 million, primarily due to lower sales volume, pricing, and a shift in product mix towards lower margin products. Production facility consolidation and related overhead reductions partially offset the negative effects of lower volume.

The primary factors leading to the decrease in gross profit for the full year were:
•  lower sales volume, prices, and a shift in product mix towards lower margin products in North America causing an estimated reduction of $10.8 million
•  higher unit energy costs amounting to $3.4 million
•  higher average pulp prices costing $3.2 million
•  product line divestments, which reduced gross profit by $1.8 million
•  costs to transfer production from Johnston, Rhode Island, to Lowville, New York, and startup inefficiencies at the expanded facility in Lowville, totaling $1.6 million

Major factors that increased gross profit included:
•  positive effects of foreign exchange of $4.0 million
•  plant efficiency improvement of $4.0 million, mostly in the second half of the year
•  reduced overhead resulting from plant consolidations and workforce reductions, saving an estimated $1.4 million

Selling, general and administrative expenses were $43.9 million in 2003 compared with $37.2 million in 2002, an increase of 18.0%, or $6.7 million. These expenses increased for the following major reasons:
•  additional audit, legal and professional fees related to the financial statement audits and strategic financial analyses of $1.9 million
•  higher employee benefit costs of $1.4 million
•  higher bad debt expense of $1.0 million

FiberMark recognized asset impairment charges in 2003 and 2002. During 2003 we wrote down the goodwill in our North American operations segment by $92.3 million in the third quarter. This was done in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). In the fourth quarter of 2003, the company’s North American operations recorded a charge of $1.4 million to recognize the impairment of certain equipment under the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). In 2002 we recorded a goodwill impairment charge of $42.9 million related to North American operations.

In the fourth quarter of 2003, we recorded a $4.0 million foreign exchange transaction gain related to the payment of intercompany indebtedness between German subsidiaries and the parent company.

In July 2003 we reduced our overall workforce by approximately 100 employees and recorded a charge of $1.7 million for severances. In the fourth quarter of 2003, we evaluated our severance accruals and reduced them by $0.8 million due, in part, to voluntary terminations included in the original severance reserve.

In 2002 we sold certain technology and product lines at a gain of $3.0 million.

The loss from operations was $77.7 million in 2003 compared with a loss of $4.5 million in 2002, an increased loss of $73.2 million. German operations reported operating income of $27.3 million in 2003 compared with operating income of $24.3 million in 2002, an increase of 12.3%, or $3.0 million. North American operations generated a loss of $105.1 million in 2003 compared with a loss of $28.8 million in 2002, an increased loss of $76.3 million.

The improvement in operating income from German operations reflected benefits of steady market conditions and favorable effects of foreign exchange.

The $105.1 million loss in North America in 2003 was primarily attributable to the following items:
•  goodwill and asset impairment charges totaling $93.7 million
•  net severance expenses of $0.9 million
•  net loss from operations excluding items above: $10.5 million

The $28.8 million loss in North America in 2002 was primarily due to:
•  goodwill impairment charges of $42.9 million
•  gain on the sale of technology of $3.0 million
•  net income from operations excluding items above: $11.1 million

Net interest expense was $35.1 million in 2003 compared with $34.6 million in 2002, an increase of 1.4%, or $0.5 million, mostly due to a higher average level of revolving credit borrowings.

Income taxes were $8.2 million in 2003 compared with $13.4 million in 2002, a decrease of $5.2 million. In the fourth quarter of 2003, the company changed the legal entity structure of certain of its German subsidiaries. The effect of this change was to decrease deferred foreign tax expense by $4.1 million. Income taxes in 2003 were recorded at 27.7% of German pre-tax income. Income tax expense for North American operations were nominal in 2003, as no tax benefit was recorded against U.S. operating losses due to the determination that it was more likely than not that the tax benefits would be not be realized. In 2002 income tax expense for the North American operations was $3.6 million. Our net loss in 2002 was affected by an $18.4 million valuation allowance against our deferred tax assets.

The net loss for 2003 was $119.2 million, or $16.87 per share, compared with a net loss in 2002 of $54.0 million, or $7.69 per share, for reasons described previously.

Year Ended December 31, 2002, Compared with Year Ended December 31, 2001

Overview

Consolidated net sales were $397.2 million in 2002 compared with $394.3 million in 2001, an increase of less than 1%, or $2.9 million. Major factors impacting sales in 2002 included:
•  the benefit of owning DSI for 12 months, which contributed $27.2 million in sales
•  sales growth at German operations totaling $17.3 million
•  decline of approximately $20.0 million due to the divestiture of the U.S. engine filtration business
•  decline of approximately $11.0 million due to the loss of a large masking tape base customer
•  general economic weakness reducing North American sales by an estimated $10.6 million

Net loss was $54.0 million in 2002 compared with a net loss of $18.8 million in 2001, an increased loss of $35.2 million. The 2002 loss included the following major components:
•  a goodwill impairment charge of $42.9 million in the fourth quarter
•  income tax expense was $13.4 million after we recorded a valuation allowance of $18.4 million against our deferred tax assets in North American operations
•  net interest expense increased by $7.5 million due to the full year impact of debt related to the April 2001 acquisition of DSI
•  profitable German operations, where income from operations was $24.3 million

Sales from German Operations

Sales from German operations were $153.1 million in 2002 compared with $135.8 million in 2001, an increase of 12.7%, or $17.3 million. This improvement was primarily related to strength in automotive and other transportation-related filter media, new business in saturated tape base, market growth in nonwoven wallcovering and a stronger euro, on average, in 2002 compared with 2001. The estimated effect of the stronger euro on 2002 sales was $7.8 million.

German operations filter media sales grew due to strong market conditions, particularly in transportation. Additionally, we have grown our fire retardant filter media business for car, truck and rail applications, due we believe, to our strong quality and innovative product line. Vacuum bag filter media sales were essentially unchanged in 2002 compared with 2001. A large portion of the growth in our tape base business was due to sales gains with a relatively new Taiwanese customer serving the growing Pacific Rim market. The balance was due to modest improvement in business conditions worldwide.

Sales from North American Operations

Sales in our North American operations were $244.1 million in 2002 compared with $258.5 million in 2001, a 5.6% decline, or $14.4 million. As described below, sales from North American operations were influenced by general economic weakness, and declined by approximately $20.0 million due to the divestiture of the company’s U.S. engine filtration business and by approximately $11.0 million due to the loss of a large masking tape base customer that took business in-house in August 2001. Our sales benefited from owning DSI for 12 months compared to eight and a half months in 2001, with the extra months of DSI operations contributing $27.2 million in sales. Excluding all DSI sales recorded in both years ($110.3 million in 2002 and $83.1 million in 2001) and excluding 2001 sales for the tape business that was lost in 2001 (approximately $11.0 million) and the filter business that was sold in 2001 (approximately $20.0 million), North American sales declined by 7.3% or $10.6 million. The following sales comparisons by product family reflect their current segment and product family data.

Publishing and packaging sales were $98.9 million in 2002 compared with $73.3 million in 2001, an increase of 34.9%, or $25.6 million primarily due to the full year effect of the acquisition of DSI, as previously noted. However, comparing full year sales for both years, revenues from this business declined by 8.7% primarily due to a weak publishing market, in the face of industry-wide manufacturer and publisher consolidations, job eliminations and competition from lower-priced alternatives. The elementary/high school text book segment was particularly affected in this period of unprecedented fiscal challenges for states and local school districts. Furthermore, weak packaging sales resulted from lower promotional expenditures and the weak European economy, where a significant portion of our specialty packaging business is generated. The majority of the Rexam DSI business is included in publishing and packaging, with the remainder split between office products and technical specialties.

Technical specialties sales were $63.4 million in 2002 compared with $100.9 million in 2001, a decline of 37.2%, or $37.5 million. This decline was primarily attributable to the divestiture of our U.S. engine filtration business in 2001, which accounted for $20.0 million of the decline. In addition, the loss of business brought in house by our largest U.S. tape customer in August 2001 amounted to approximately $11.0 million in 2001 revenues. Additionally, although it did not impact 2002 sales, we sold a substantial portion of our industrial filter media business in the U.S. on December 31, 2002, which accounted for approximately $4.8 million in sales during 2002. In most other product lines, sales declined primarily due to continued industrial economic weakness, the product life cycles of several mature businesses and selective market pruning as we transitioned materials previously manufactured at other facilities.

Office products sales were $81.9 million in 2002 compared with $84.3 million in 2001, a decline of 2.8%, or $2.4 million. Weak sales reflected the mature product categories in which our materials are primarily used, such as file folders, presentation covers, ring binders and school notebook covers. To some degree, industry trends such as product downgrading, narrowing of product line offerings and retail pricing pressure, particularly given the increasing role of office products super stores, have adversely affected our sales volume and our margins in this business.

Nearly all of the year-to-year changes in sales were due to volume changes rather than to pricing changes.

Company-wide Data

Gross profit was $72.5 million, or 18.3% of sales in 2002, compared with $51.4 million, or 13.0% of sales in 2001. The primary factors leading to improved margins were:
•  lower pulp prices
•  improved production rates on our new paper machine in Warren Glen and in our German operations
•  reduced trial expenses
•  reduced fixed costs related to facility consolidations

Paper machine capacity utilization was higher in 2002 compared with 2001 due to improved balance between inventory and demand levels. In 2002 we reduced the depreciable lives on certain fixed assets, which resulted in additional depreciation expense of $1.2 million and recorded an expense of $1.1 million related to inventory revaluations.

Selling, general and administrative expenses were $37.2 million in 2002 compared with $31.3 million in 2001, an increase of 18.8%, or $5.9 million, primarily due to the full-year impact of the DSI acquisition ($3.3 million), $1.1 million in severance expense related to a North American workforce reduction, and higher levels of legal and professional fees.

We incurred a $4.5 million loss from operations (1.1% of sales) in 2002 compared with income from operations of $6.5 million (1.6% of sales) in 2001, a decrease of $11.0 million. In our German operations segment, income from operations was $24.3 million (15.9% of German operations sales) compared with $18.3 million (13.5% of German operations sales) in 2001, an increase of 32.8%, or $6.0 million. This increase was due to higher volume supported by capacity increases installed in 2001, improved production rates and lower pulp prices. In our North American operations segment our loss from operations was $28.8 million (11.8% of North American operations sales) compared with $11.8 million (4.6% of North American operations sales) in 2001, an increase of 144.1%, or $17.0 million, primarily due to goodwill impairment charge of $42.9 million. North American operations were also negatively impacted by lower proceeds from sale of technology ($9.8 million), and were benefited by a reduction in facility closure expenses ($26.9 million). Apart from these three items, income from North American operations would have increased by $8.8 million in 2002, reflecting improved production rates on our new paper machine in Warren Glen, New Jersey, lower pulp prices, reduced trial expenses and reduced fixed costs related to facility consolidations.

Other expenses were $1.5 million in 2002 compared with $6.6 million in 2001, a decrease of $5.1 million. This decrease is primarily due to the cessation of goodwill amortization effective with the adoption of SFAS 142. The decrease includes a $1.2 million loss on early extinguishment of debt, which was reclassified from extraordinary item in accordance with the adoption of SFAS 145.

Net interest expense was $34.6 million in 2002 compared with $27.1 million in 2001, an increase of 27.7%, or $7.5 million primarily due to the full year impact in 2002 of the debt issued in relation to the April 2001 DSI acquisition.

Income taxes were $13.4 million or 33.1% of our pre-tax loss in 2002 compared with a tax benefit of $8.4 million, or 30.8% of our pre-tax loss in 2001, an increase of $21.8 million. In 2002 we recorded an $18.4 million valuation allowance against our deferred tax assets because management determined that it was more likely than not that the deferred assets would not be realized.

The net loss for 2002 was $54.0 million, or $7.69 per share, compared with a net loss of $18.8 million in 2001, or $2.74 per share, for the reasons described above.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see note 22 to the Notes to the Consolidated Financial Statements for further information. The chapter 11 proceeding will have immediate material effects on the company’s liquidity.

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003 (the “Pre-Petition Facility”) and is described under “Long-Term Debt” will be amended and restated to effectively split the agreement into two parts. The North American portion will be converted to a Debtor-in-Possession revolving credit facility (“DIP”) that is subject to approval by the Bankruptcy Court. The DIP will provide financing for the North American operations during the reorganization process.

We have received a commitment from GE Commercial Finance for a $30 million DIP loan. The commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the Pre-Petition Facility. We can reasonably expect interim court approval of the DIP shortly after the filing date, to be followed by final approval, although no guarantee of interim or final court approval can be provided. Our German operations will continue to be funded under an amended and restated revolving credit facility, which will no longer include the North American borrowing base. Under the two credit agreements, our pro-forma borrowing base is expected to be substantially the same as the borrowing base under the Pre-Petition Facility. Various covenants and restrictions on our operations under the prior revolving credit facility will continue to apply under the DIP without material modification, together with an additional restriction on the amount of funds that can be transferred from Germany to support North American operations.

The company’s obligation to make interest payments of approximately $34.1 million per year to the holders of the company’s senior notes will be suspended while the chapter 11 restructuring process takes place.

Assuming approval of the DIP by the Bankruptcy Court, and giving effect to the suspension of interest payments on the senior notes and the expected costs of the restructuring process, the company believes that cash flow from operations, plus existing cash balances and amounts that will be available to us under the revised credit facilities will be sufficient to fund our capital requirements, debt service and working capital needs during the pendency of the chapter 11 case. Our capital requirements, debt service and working capital needs after completion of the chapter 11 case will depend on the terms of our plan of reorganization, assuming that such a plan is filed, confirmed and implemented.

We concluded that the bankruptcy filings were in our best interest after carefully considering a variety of alternatives in consultation with outside financial advisors. As we stated in our Annual Report on Form 10-K last year, "our substantial level of indebtedness could adversely affect our financial condition. We expect to obtain funds to service our debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments." All of the alternatives described above were carefully explored by us.

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2003 and 2002 (in thousands):

Net cash provided by (used in):	Year ended December 31, 2003	Year ended December 31, 2002

Operating activities	(6,879)	17,005
Investing activities	(24,059)	(12,253)
Financing activities	967	2,536
Effect of exchange rates	515	5,013

Net increase (decrease) in cash	(29,456)	12,301

Cash from operating activities in 2003 and 2002 were affected by the following major cash and non-cash items (in thousands):

	2003	2002

Net loss	(119,180)	(53,994)
Non-cash items	110,601	56,120
Deferred taxes, net	(2,151)	15,307
Net working capital	2,218	(1,684)
Other long-term assets and liabilities, net	1,633	1,256

Net cash provided by (used in) operating activities	(6,879)	17,005

•  The net loss in 2003 increased by $65.2 million over 2002 largely due to higher impairment charges of $50.8 million, and greater after-tax losses from operations for the reasons described under “Year Ended December 31, 2003 compared with Year Ended 31, 2002.”
•  Non-cash items were a significant component of the net losses in both years due to the goodwill impairment charges of $92.3 million and $42.9 million in 2003 and 2002, respectively.
•  Deferred taxes, net, decreased cash flow by $2.2 million in 2003. The large cash flow increase in 2002 was primarily due to the increase in net deferred taxes after we recorded the $18.4 million valuation allowance based on the assumption that deferred tax assets on the balance sheet were not likely to be realized.
•  Cash flow from net working capital increased in 2003 as reductions in inventory and receivables were more than offset by decreases in trade payables and accrued liabilities, and an increase in accrued income taxes payable. In 2002 cash flow from net working capital decreased by $1.7 million due to a large decrease in accrued liabilities that was partially offset by lower receivables and inventories.
•  Other long-terms assets and liabilities, net, increased cash flow by $1.6 million in 2003 and $1.3 million in 2002, respectively, due to increases in pension liabilities.

Cash used in investing activities was $24.1 million in 2003 and $12.3 million in 2002.
•  Capital expenditures were $23.8 million in 2003 and $16.0 million in 2002. Expenditures in 2003 included a $7.4 million capacity expansion for our German filtration business.
•  In 2002 we received net proceeds of $3.4 million from the sale of technology and $0.6 million from the sale of equipment.

Cash provided by financing activities was $1.0 million in 2003 and $2.5 million in 2002.
During 2003:
•  net proceeds from the sale-leaseback of the Lowville, New York, expansion were $5.6 million
•  net borrowings under the revolving credit facility were $5.6 million
•  the company repaid $7.3 million of long-term debt
•  debt issuance cost for credit facility financial was $2.9 million
During 2002:
•  net proceeds from the issuance of debt were $1.9 million
•  net borrowings under the revolving credit facility were $2.4 million
•  the company repaid $2.1 million of long-term debt

Foreign exchange rates effectively increased cash in 2003 by $0.5 million and increased cash by $5.0 million in 2002.

Our capital expenditure budget for 2004 is approximately $12.1 million.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April 2004 and October 2004. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at December 31, 2003 (in millions):

	2004	2005-2007	2008-2010	Thereafter	Total

Long-term debt	$2.8	$107.9	$0.0	$228.7	$339.4
Letters of credit	8.6	0.0	0.0	0.0	8.6
Operating leases	3.3	4.0	0.0	0.0	7.3
Sale-leaseback	1.2	2.1	0.0	0.0	3.3
Forward purchase contracts	4.8	0.0	0.0	0.0	4.8

	$20.7	$114.0	$0.0	$228.7	$363.4

All of the obligations referred to above may be modified, as to their amount, payment date and/or other terms, by the chapter 11 process. Pending the filing of a plan of reorganization, no prediction can be made as to their treatment in such plan.

The majority of our forward purchase contracts relate to our natural gas purchases in the United States, obligating us to purchase a minimum quantity each month during the contract period.

Long-term Debt

As of December 31, 2003, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at December 31, 2003, were $230.0 million of non-amortizing senior notes issued in conjunction with the DSI acquisition, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%.

On December 31, 2003 the company had a 30 month, $85.0 million credit facility, entered into on November 12, 2003, which provides a significant increase in cash availability for capital expenditures, working capital and general corporate purposes, compared to our previous credit facility. The credit facility is led by GE Commercial Finance (“Lender”) and is secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The new credit facility also provides borrowing capacity based on the level of profitability as measured by the EBITDA of FiberMark’s German businesses. To secure these European borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our $85 million revolving credit facility as of December 31, 2003 (in millions):

Credit Facility

North American borrowing base	$21.5
German borrowing base	40.0

Total borrowing base	61.5
Less:reserves against availability	(4.8)

Net availability	56.7
Less:outstanding borrowings	(5.9)
letters of credit	(8.6)

Unused borrowing capacity	$42.2

Advances under the credit facility are repayable daily. The borrowing rate is determined at the company’s discretion based on the terms of the new credit facility.

Borrowing Source	Base Rate Index	Margin Over Index

U.S.	LIBOR	3.00%
U.S.	Prime rate	1.50%
Germany	Euribor	3.00%
Germany	Euro Index	4.50%

On December 31, 2003, $1.6 million was outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007.

On December 31, 2003, $9.0 million was outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At December 31, 2003, the balance outstanding on the capital lease was $3.3 million.

Critical Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the difference becomes known. Estimates are used in accounting for, among other items, impairment of goodwill and other long-lived assets, restructuring and facility closures, acquisitions, deferred tax assets, pensions, excess and obsolete inventory and allowances for doubtful accounts receivable. Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Facility closures and the sale of technology are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment annually in accordance with SFAS 142.

In our transitional goodwill assessment on January 1, 2002, our review indicated that no impairment charge was necessary. However, as we progressed through 2002, results in our North American operations were weaker than expected due to economic conditions in our markets and delays in implementation of our facility consolidations and the realization of related efficiencies. Consequently, we initiated a third-party appraisal of our North American operations in the fourth quarter 2002, using a September 30, 2002 measurement date to determine the carrying value of our goodwill and whether any impairment charge was indicated. Based on a fair market value determination reflecting the present value of our projected future cash flows and the carrying value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down our goodwill, resulting in an impairment charge of $42.9 million.

In the quarter ended September 30, 2003, based on a fair market value determination reflecting current assumptions regarding projected cash flows and the carrying value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $92.3 million.

In the fourth quarter of 2003, the company recorded a charge of $1.4 million to recognize the impairment of certain equipment under the requirements of SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets (SFAS 144).

Restructuring and Facility Closures

Among those factors affecting the accruals for restructuring and facility closures are estimates of the number and types of employees that will be affected, the benefit costs related to those employees and the length of time until the operations can be consolidated within other facilities. Generally, we base our estimates on historical patterns of past facility closures, influenced by judgments about current market conditions. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, changed the timing of recognition of costs associated with restructuring and facility closures from the prior accounting treatment. There was no significant effect of this change on the cost recorded in 2003.

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

Income Taxes

We are required to estimate income taxes in each of our operational jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We determined in the fourth quarter of 2002 that a valuation allowance was required based upon our estimate of future taxable income by operational jurisdiction and the period over which deferred tax assets will be recoverable. In 2002 we recorded an $18.4 million valuation allowance. We continued to provide a full valuation allowance in 2003 against any tax benefits that were created by operating losses in our businesses based in the U.S. The additional valuation allowance created in 2003 was $24.1 million.

Pension Assumptions

We have several defined benefit retirement plans and post-retirement plans covering certain employees. The defined benefit plan covering certain U.S. employees is an ERISA and IRS-qualified plan and we make annual contributions in amounts at least equal to the minimum amounts required by ERISA. The defined benefit plans covering all hourly employees in Germany were established by the company to provide a monthly pension benefit upon retirement. We have no legal obligation to fund the German plans. The post-retirement plans covering a specific group of employees provide a medical benefit upon retirement based on length of service.

Pension and post-retirement benefit obligations and the related effects on operations are calculated by our external actuaries using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results that differ from the estimates may result in more or less future company funding into pension plans and more or less pension expense than is planned by management.

New Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our consolidated financial statements.

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

Factors Affecting Future Results

Our future results of operations and our financial position may be affected by a number of factors and risks, including, but not limited to, the following:

Bankruptcy Proceedings

FiberMark’s Chapter 11 filing could harm our financial condition and results of operations.

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see note 22 to the Notes to the Consolidated Financial Statements for further information.

FiberMark’s bankruptcy filing could present additional challenges, including, without limitation: possible problems with our relationships with customers, suppliers, employees and creditors; our ability to attract and retain key employees; and uncertainty as to the confirmation and implementation of the plan of reorganization. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Numerous factors, including the possibility of rejection of such a plan by one or more of the various classes of claims and interest holders, may prevent confirmation of such a plan. The terms of any such plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2003, we had approximately $348.6 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

We cannot predict to what extent a plan of reorganization under our bankruptcy proceedings, if filed, confirmed and implemented, will succeed in reducing our indebtedness and improving our debt-to-equity and EBITDA-to-debt service ratios. A continuing high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

Assuming that a plan of reorganization is filed, confirmed and implemented, we expect to obtain funds to service our remaining debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

In addition, a breach of any of the financial covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders and holders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Results of Operations

Fluctuations in the costs and availability of raw materials could harm our business.

Our principal raw materials, hardwood and softwood pulp and secondary fiber and latex, are cyclical in both price and supply. The cyclical nature of pulp pricing presents a potential risk to our gross profit margins because we may not be able to pass along price increases to our customers. We may also be unable to purchase pulp in sufficient quantities, or at acceptable prices, to meet our production requirements during times of tight supply.

In addition, DuPont is the sole source of Tyvek®, a critical component in our binding tapes. A significant price increase or any material limitation or interruption in our supply of key raw materials, including pulp, Tyvek®, or latex, particularly if we are unable to pass those increases through to our customers, could harm our financial condition, results of operations and competitive position.

Fluctuations in economic activity and demand for our products could harm our business.

The markets for our products are variable and are influenced to a significant degree by the global economic activity and fluctuations in our customers' demand and inventory levels. Downturns in global economic conditions and decreased demand for specialty fiber-based materials could have a material adverse effect on our financial condition and results of operations. Our efforts to find new high growth, high margin product lines to offset the effects of market shrinkage or slow growth in mature markets may not succeed. Achieving further market share gains in markets where we already have strong market positions may be difficult.

Competition in specialty paper and materials markets could harm our financial condition and results of operations.

We face intense competition, which could harm our financial condition and results of operations. Our principal competitors include a small number of paper and specialty paper manufacturers. Additionally, we compete with producers of nonwoven materials, vinyl, plastic and other substitute materials and technologies. Some of these competitive options may be lower priced, lower quality or offer other advantages. Consequently, short-term or structural declines in sales may result. Some of these producers have substantially greater resources than we do. Further concentration of our competitors through mergers and acquisitions may increase their competitive advantage. In addition, some of our customers have the internal ability to process some or all of the materials they buy from us, and have in the past elected to do so. To the extent our customers elect to do so in the future, our business could suffer. Industry and market-specific capacity levels can also affect competitive behavior and adversely impact pricing levels. Increased concentration of buying power in certain large direct or indirect customers can have similar effects.

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

Expected cost savings related to site closures and facility consolidations may be further delayed.

We continue to experience delays in realizing the expected cost savings related to our site closures and facility consolidations. While some of these savings have been realized, they have been achieved more slowly than expected due to offsetting inefficiencies that we believe are short term in nature. Some consolidation activity was delayed due to the time necessary to effectively implement the transfers, while other activity was delayed in order to postpone associated capital spending given uncertain economic conditions. Failing to achieve these expected cost savings would adversely affect our results of operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current future material effect on our financial condition, changes in revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a result of our global operating and financing activities, we are exposed to market risks including changes in commodity pricing, fluctuations in interest rates, and fluctuations in foreign currency exchange rates. Our principal commodities that can fluctuate in price are natural gas and wood pulp. We manage our exposure to price fluctuations in natural gas by purchasing forward contracts for a substantial portion of our winter requirements. These contracts are evaluated annually. To a certain extent, pulp costs are managed through purchasing practices that attempt to minimize the impact of market price changes. We have not historically hedged our pulp purchases.

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our revolving credit facility, which has variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the December 31, 2003 outstanding borrowing under the credit facility of $5.9 million, the impact of a 1% increase in the interest rates would be less than $0.1 million and immaterial to our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

FiberMark manufactures products in the United States, Germany and the United Kingdom, and sells products worldwide. As a result, financial results could be affected by changes in foreign currency exchange rates or economic conditions in countries where our products are sold. Our primary currency exposure is to the euro.

Our operations are able to limit foreign currency exchange transaction risks by completing transactions in local currencies. Global currency transaction exposures are offset wherever possible before exchanging foreign currencies. In addition, our German operations borrow in local currency, which partially hedges the foreign currency exposure of those operations. We do not hedge our exposure to our net investments denominated in foreign currencies.

Item 8. Financial Statements and Supplemental Data

The consolidated financial statements and supplementary data filed as part of this report are included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is made known to the company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and is effective, in that they provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in forms and rules promulgated by the SEC, and that such disclosure controls and procedures are operating in an effective manner.

Changes in Internal Controls

In connection with their audit of our consolidated financial statements for the fiscal year ended December 31, 2003, our independent auditors, KPMG LLP, informed the audit committee on February 17, 2004 that a material weakness had been identified in the company’s internal control relating to a lack of sufficient oversight over the closing process of the company’s books and records. KPMG LLP noted incomplete or inadequate account analysis, account reconciliations and consolidation procedures. The auditors further noted that the adequacy of staffing levels in the finance area should be reviewed and strengthened.

The evaluation of internal control is subjective and involves judgment, and although we believe there were areas in our internal control with respect to the closing process that could have been improved, we do not believe these matters contributed to any material misstatement of the company’s reported interim or year end financial results. However, during the fiscal quarter ended December 31, 2003 and continuing into the first quarter of 2004, the company has taken measures to correct this material weakness including enhancement of the reconciliation and account analysis process, hiring a new corporate controller and strengthening system resources. Additionally, a new financial consolidation software application is being implemented.

The company believes the measures it has taken and additional measures it continues to implement are reasonably likely to have a material, positive impact on its internal control over the closing process in future periods.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control subsequent to the date of their most recent evaluation other than to the extent the foregoing were significant changes instituted during the fiscal quarter ended December 31, 2003 and first quarter of 2004.

PART III

Item 10. Directors and Executive Officers
Executive Officers

The company's executive officers are:

Name	Age	Position
Alex Kwader	61	Chief Executive Officer and Chairman of the Board Director

A. Duncan Middleton	57	President Director

Dr. Walter M. Haegler	56	Senior Vice President and Managing Director, German Operations

John E. Hanley	47	Vice President and Chief Financial Officer

David R. Kruft	63	Senior Vice President, Sales and Marketing, North American Operations

Robert O. Stein	43	Senior Vice President, North American Operations

Alex Kwader has been chairman of the Board of FiberMark since February 2002, in addition to serving as chief executive officer and a director of FiberMark since 1991. He also served as president until January 2002. He has been employed by the company and its predecessor, Boise Cascade Corp. (“BCC”) since 1970. He served as senior vice president of the company from March 1990 to August 1991 and as vice president from the company's inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC in various managerial positions. He was general manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as general manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a bachelor's degree in mechanical engineering from the University of Massachusetts and a master's degree from Carnegie Mellon University, and attended the Harvard Business School Executive Program.

A. Duncan Middleton joined FiberMark and assumed his role as president in January 2002, and was elected as a director in February 2002. Prior to this, he was senior vice president for Ahlstrom FiberComposites in Windsor Locks, Connecticut. He previously served as president and senior vice president in the nonwoven materials business of its predecessor, the Dexter Corporation, gaining significant international experience in the U.S., Belgium, Scotland, and Scandinavia. Earlier with Dexter, he held the positions of director—business development, director—operations planning, and financial director—Europe. Mr. Middleton holds a higher national diploma in business studies from Scottish College of Commerce, and is qualified as a Cost and Management Accountant (CIMA).

Dr. Walter M. Haegler has served as senior vice president and managing director for German operations since January 2003, and continues to manage FiberMark Gessner as he has since the January 1998 acquisition of Steinbeis Gessner GmbH. Since May 1999, he also assumed responsibility for filter media worldwide, and in September 1999, for FiberMark Lahnstein. With Gessner since 1987, he served as managing director of Steinbeis Gessner from 1990 until 1997, and as plant manager of the Feldkirchen site from 1987 until 1990. Before joining Gessner, Dr. Haegler was research and development and application technology manager for VP Schickedanz from 1981 to 1987. Dr. Haegler holds a master's degree and a doctorate from the University of Erlangen in inorganic and analytical chemistry.

John E. Hanley has been vice president and chief financial officer of the company since December 2003. He previously served as vice president and corporate controller, joining the company in July 2003. Prior to FiberMark, he was vice president of finance and chief financial officer of Amerbelle Corporation, a privately held textile dye and finishing business. Earlier, he was vice president finance and chief financial officer, treasurer and secretary for Axsys Technologies, Inc., a publicly held manufacturer of engineered systems for a wide range of industries including aerospace and electronics capital equipment. Before that, he spent 20 years with Lydall, Inc., a publicly held specialty paper and fiber-based materials manufacturer serving thermal, acoustical and filtration markets. He was Lydall's vice president of finance, treasurer and chief financial officer from 1992 to 2000. Mr. Hanley holds bachelors and master's degrees in business administration from the University of Connecticut and is a certified public accountant.

David R. Kruft has served as senior vice president of sales and marketing, North American operations, since August 2002. He previously served as vice president and general manager, Durable Specialties Division, since joining FiberMark in 1996 at the time of the Arcon acquisition. He held the position of president of Arcon since 1993, having joined Arcon in 1990. Employed for over 20 years by Esselte Pendaflex Corporation, his most recent role at Esselte was senior vice president and division head for the Boorum and Pease office products line. Mr. Kruft holds a bachelor’s degree in mechanical engineering from Hofstra University.

Robert O. Stein has served as senior vice president of operations, North American operations, since August 2002. Most recently, he was vice president and general manager for FiberMark DSI (April 2001-August 2002). He served in the same capacity for our North America filter media business (July 1999-August 2002). He joined the company in November 1997 as vice president of business development. Prior to FiberMark, he was with Tiara Motorcoach Corp., most recently as its president and chief operating officer, from 1993 to 1997. Previously, he was manager, corporate strategy and acquisitions, for Polaroid Corp. Earlier experience includes consulting with Monitor Company and engineering and program management for General Electric. He holds a bachelor's degree in electrical engineering from Tufts University and a master's degree in business administration from the Harvard Business School.

Board of Directors

The company's directors are:

Name	Age	Director Since
Alex Kwader	61	Employee Director; see above

A. Duncan Middleton	57	Employee Director; see above

Brian C. Kerester	45	1996

Glenn S. McKenzie	51	1994 (Service break May 1998-May 1999)

Elmar B. Schulte	62	1998

Edward P. Swain, Jr.	68	1998

Brian C. Kerester has been a director since May 1996. Mr. Kerester has been an independent consultant since August 2001. From March 2000 to June 2001, he was chief financial officer for Collabria, Inc., a supply chain software company for the printing industry. From 1996 through 1999, Mr. Kerester held various positions at Distribution Dynamics, Inc. (DDI), including chief financial officer and executive vice president of development. From 1988 to 1996, Mr. Kerester held a variety of positions, including operating affiliate and partner at McCown De Leeuw & Co., a private equity firm. Mr. Kerester previously worked with The First Boston Corporation in the Venture Capital Group from 1984 through 1986, and Bankers Trust Company in the World Corporate Department from 1981 to 1984. He holds a bachelor's degree in economics from The Wharton School, University of Pennsylvania and a master's degree in business administration from Columbia Business School.

Glenn S. McKenzie has been a director of the company since May 1999, and previously served as a director from January 1994 to May 1998. Since October 1991, Mr. McKenzie has been president of Alpha Investments, Inc., a management consulting firm. Mr. McKenzie currently serves as a director of Young America Holdings, Inc. Mr. McKenzie holds a bachelor's degree in economics and a master's degree in business administration from the University of North Carolina.

Elmar B. Schulte has been a director of the company since May 1998. Dr. Schulte founded and has been a managing general partner of Dr. Schulte Vermoegensverwaltungs-KG since 1981 and is a private investor. He served as senior vice president of Deutsche Leasing AG, Frankfurt, from 1976 to 1980. From 1971 to 1976 he was employed by Clark Equipment Corporation in various management positions including corporate division controller and business manager for Clark International Marketing SA, Brussels. He currently serves as director of KAIROS Real Estate Inc., (Montreal, Que.), a land developer. Dr. Schulte received his diploma in business and doctorate in economics from the University of Muenster, Germany and a master's degree in business administration from the European Institute of Business Administration (INSEAD), Fontainebleau, France.

Edward P. Swain, Jr. has been a director of the company since February 1998. Mr. Swain served as president of P T Holdings Corporation from January 1992 to February 2002, having been president and chief executive officer (CEO) of Port Townsend Paper Corporation from January 1992 until December of 1997 and acting president and CEO starting in August 1991. Previously, Mr. Swain was a partner in a major Seattle law firm, assistant general counsel of BCC, and president of a venture capital firm. He currently serves as treasurer, chairman of the Finance Committee and a member of the Executive Committee of the Board of Trustees of the Museum of Flight in Seattle, Washington. He is also a director of eAcceleration, Inc., a software company located in Poulsbo, Washington. Previous directorships included Orbanco Financial Services Corporation, Northwest Acceptance Corporation and The Oregon Bank. Mr. Swain received his bachelor's degree from Williams College and an LL.B. from Harvard Law School.

K. Peter Norrie and Marion A. Keyes, IV resigned as directors effective March 29, 2004, both for reasons of health.

FiberMark has adopted a Code of Conduct and Ethics that applies to all employees, including its principal executive officer, chief financial officer, principal accounting officer and controller.

You can access FiberMark’s Code of Business Conduct and Ethics by viewing it at www.fibermark.com under “Corporate Governance.” Any amendments to or waiver from this code of ethics are expected to appear on the company’s website.

The Board of Directors has determined that Mr. McKenzie qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission and as an “independent director” under the rules of Amex governing the qualifications of the members of the audit committee and has accounting and/or related financial management expertise as required under such rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of stock and other FiberMark equity securities. Executive officers, directors, and greater than 10% shareholders are required by the SEC regulation to furnish us with copies of all reports file under Section 16(a) of the Exchange Act.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, we believe that all of our directors, executive officers and 10% shareholders complied with their Section 16(a) filing obligations, with the exceptions of a Form 3 for Mr. Stein and a Form 4 for Mr. Hanley to report a stock option grant made pursuant to the 1997 Stock Option plan, both of which were subsequently filed, along with a corresponding Form 5.

Item 11. Executive Compensation

Compensation of Directors

Under our director compensation policy, applicable to non-employee directors, we pay quarterly fees of $4,000 per director, with committee chairs receiving an added $625 per quarter. Additionally, each director receives $1,500 per regular board meeting attended or $500 for board meetings attended telephonically. Directors receive $750 per committee meeting attended, whether attended in-person or telephonically. All fees are paid on a quarterly basis.

For Board and committee meetings held during the fiscal year ended December 31, 2003, the total compensation paid to all non-employee directors was $205,500. All of the non-employee directors are reimbursed for their travel expenses associated with their attendance at each Board and committee meeting.

On May 16, 1994, we adopted a Non-Employee Directors Stock Option Plan and reserved a total of 75,000 shares of our common stock for issuance under this plan. Each non-employee director serving on our Board at the time this plan was adopted was granted an option to purchase 7,500 shares of common stock at the then current market price, vesting 20% on the grant date and 20% per year commencing on the first anniversary of the grant date. Subsequent to this initial grant, new directors are granted an option to purchase 7,500 shares of common stock at the market price existing on the grant date and vesting at the rate of 20% per year commencing on the first anniversary of the grant date. On May 9, 1996, this plan was amended to reserve an additional 150,000 shares of common stock for issuance pursuant to the grant of options under the plan. At the time of this amendment, each director was granted an option to purchase 15,000 shares of common stock at the then current market price, vesting eight years from the grant date, with accelerated vesting if our common stock reached certain price levels over a period of time. On May 5, 1998, this plan was amended and restated to reserve an additional 200,000 shares of common stock for issuance pursuant to the grant of options under the plan. Each non-employee director in service at that time was granted an option to purchase 7,500 shares of common stock at the then current market price, vesting at the rate of 20% per year commencing on the first anniversary of the grant date. Additionally, each non-employee director in service at that time was granted an option to purchase 15,000 shares of common stock at the then current market price, vesting eight years from the grant date with accelerated vesting if our common stock reaches certain price levels over a period of time. As of December 31, 2003, 77,750 shares of common stock were available to be granted under this plan.

Summary of Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded, paid to, or earned by our chief executive officer, each of the four most highly compensated executive officers who were serving as such at the end of the year, and an additional individual who would have been among the four most highly compensated executive officers, had he been serving in that capacity at the end of the year, other than our chief executive officer (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options(1) (#)	Compensation(2) ($)

Alex Kwader Chairman and Chief Executive Officer	2003 2002 2001	537,528 500,016 481,266	- - -	- - -	15,221 1,704,934 30,664	(3)

Walter M. Haegler Senior Vice President and Managing Director — German Operations	2003 2002 2001	329,093 258,277 225,213	- - -	- - -	7,569 1,000 9,832

A. Duncan Middleton President	2003 2002	322,500 282,885	- -	- 75,000	18,088 15,769

David R. Kruft Senior Vice President Sales and Marketing — North American Operations	2003 2002 2001	262,020 243,258 227,010	- - -	- - -	14,188 1,131,165 18,029	(3)

Robert O. Stein Senior Vice President Operations — North American Operations	2003 2002 2001	238,512 213,000 183,586	- - -	- - -	16,238 13,523 14,396

Bruce Moore(4) Vice President of Financial and Strategic Planning	2003 2002 2001	408,116 270,000 262,500	- - -	- - -	15,610 86,494 17,420

1.    The awards consist of stock option grants under the 1997 Stock Option Plan. These options vest in installments of 20% upon the one-year anniversary of the grant date and 20% upon each anniversary of the grant date thereafter, unless accelerated by the Compensation Committee of the Board of Directors.

2.    Includes matching and discretionary payments under the FiberMark Savings and Supplemental Retirement Plan (“401(k) plan”). The matching payments under this plan to Messrs. Kwader, Middleton, Kruft, Stein and Moore in 2003 were $6,000, $6,000, $6,000, $6,000 and $5,400 respectively. There were no discretionary payments made under this plan in 2003 to any of these individuals. The value of other perquisites each of the Named Executive Officers received represented less than 10% of the aggregate salary and bonus earned by them.

3.    Distributions in 2002 taken under the non-qualified Deferred Compensation Plan to Messrs. Kwader and Kruft were $1,688,884 and $1,117,537, respectively.

4.     Mr. Moore served as vice president and chief financial officer until May 2003 and subsequently served as FiberMark's vice president of financial and strategic planning until his retirement December 31, 2003. His 2003 salary includes payment of $138,116 for unused vacation.

Option Grants in the Last Fiscal Year

No options were granted to Named Executive Officers in 2003.

Aggregated Options in Last Fiscal Year and Fiscal Year End Option Values

The following table shows, as of December 31, 2003, information regarding unexercised stock options held by the Named Executive Officers.

	Number of Shares Acquired		Number of Securities Underlying Unexercised Options at December 31, 2003(2)		Value of Unexercised In-the-Money Options at December 31, 2003($)(2,3)
Name	on Exercise in 2003	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Alex Kwader	-	-	169,350	5,400	-	-
Walter M. Haegler	-	-	42,200	7,800	-	-
A. Duncan Middleton	-	-	15,000	60,000	-	-
David R. Kruft	-	-	53,651	3,000	-	-
Robert O. Stein	-	-	24,700	25,300	-	-
Bruce Moore	-	-	81,750	3,000	-	-

1.     Represents the difference between the exercise price and the fair market value per share of our common stock at the date of exercise. The fair market value was the last sale price of our common stock on the date of exercise as reported on Amex.

2.     The table includes options granted under the 1992 Amended and Restated Stock Option Plan, the 1994 Stock Option Plan and the 1997 Stock Option Plan as of December 31, 2003, and valued at $1.75, the closing market price of our common stock as reported on Amex on December 31, 2003, the last trading day of the year.

3.     Value in this table is the aggregate amount, if any, by which the market price per share of $1.75 on December 31, 2003, exceeded the aggregate exercise prices of the options reflected.

Employment, Termination and Change-in-Control Arrangements

The Board of Directors has adopted two severance plans:

On December 13, 1996, the Board of Directors adopted a severance plan for executive officers and division managers for situations involving a change in control of the company (the “Change of Control Severance Plan”). Under the terms of the Change of Control Severance Plan, a participating employee will generally become entitled to receive benefits if the employee’s employment is terminated by us without cause or by the employee for good reason following a change in control. Eligible employees may terminate their employment for good reason within the specified time periods of one or two years from a change in control, unless the employee’s termination occurs sooner as the result of death, retirement, termination for cause, or termination other than for good reason.

The Change of Control Severance Plan has an initial term of three (3) years and thereafter is automatically renewed for successive one (1) year terms, subject to our cancellation or amendment on or after an applicable renewal date. If benefits under the Change of Control Severance Plan would exceed those permitted under Section 280G of the Internal Revenue Code, the benefits are reduced to the largest amount within applicable limits.

On December 13, 1996, the Board of Directors also approved severance agreements for the Named Executive Officers. The severance agreements entitle the Named Executive Officers to a continuation of their base salary for 12 months, with the exception of Alex Kwader, who is entitled to continuation of his base salary for 24 months. Each severance agreement states that if the Named Executive Officer is terminated without cause and is receiving compensation under the severance agreement, he shall not (i) intentionally divulge, reveal, furnish or make available confidential information that could materially affect our operations, profitability or reputation, (ii) participate in a business which provides for the sale of specialty paper products to individuals or corporations, without our prior written consent, or (iii) solicit any employee to terminate his or her employment with us.

Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2004, by: (i) all those known by us to be beneficial owners of more than 5% of our common stock (ii) each director; (iii) each of the executive officers named in the Summary Compensation Table employed by us in that capacity on December 31, 2003; and (iv) all FiberMark executive officers and directors as a group.

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner(2)	Shares	Total(3)

5% Stockholders
Benson Associates L.L.C.(4) 111 S.W. Fifth Avenue, Suite 2130 Portland, OR 97204	532,300	7.5%
EBF & Associates, LP(4) 601 Carlson Park Minnetonka, MN 55305	525,000	7.4%
Dimensional Fund Advisors(4) 1299 Ocean Avenue Santa Monica, CA 90401	455,000	6.4%
Directors and Executive Officers
Alex Kwader, Chairman of the Board and Chief Executive Officer(5)	260,117	3.4%
A. Duncan Middleton, President and Director(6)	45,000	*
Brian C. Kerester, Director(7)	34,253	*
Marion A. Keyes IV, Director(8)	30,000	*
Glenn S. McKenzie, Director(9)	26,500	*
K. Peter Norrie, Director(10)	54,537	*
Elmar B. Schulte, Director(11)	17,500	*
Edward P. Swain, Jr., Director(12)	30,100	*
Walter M. Haegler, Senior Vice President & Managing Director, German Operations (13)	42,200	*
David R. Kruft, Senior Vice President of Sales & Marketing, North American Operations (14)	53,651	*
Robert O. Stein, Senior Vice President of Operations, North American Operations (15)	25,700	*
Bruce Moore, Vice President of Financial and Strategic Planning (16)	81,750	1.1%
Directors, executive officers and general managers as a group (12 persons) (17)	701,308	9.2%
________________
*  Represents holdings of less than 1%.

1.     This table is based upon information supplied by executive officers, directors, principal shareholders and Schedules 13D and 13G, if any, filed with the Commission and our stock surveillance company. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

2.     Unless otherwise noted, the address of each beneficial owner is c/o FiberMark, P.O. Box 498, Brattleboro, VT 05302

3.     Applicable percentages of ownership are based on 7,599,877 outstanding shares of our common stock on January 31, 2004, adjusted as required by rules promulgated by the Commission.

4.     Based on the number of shares owned by each entity as of January 31, 2004.

5.     Includes 169,350 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

6.     Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

7.     Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

8.     Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004. Mr. Keyes resigned as a director effective March 2004.

9.     Includes 4,500 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

10.   Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004. Mr. Norrie resigned as director effective March 2004.

11.   Includes 7,500 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

12.   Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

13.   Includes 42,200 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

14.   Includes 53,651 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

15.   Includes 24,700 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

16.   Includes 81,750 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

17    Includes 533,651 shares subject to options that are currently exercisable or will become exercisable within 60 days of January 31, 2004.

The following table provides information about the securities authorized for issuance under the company’s equity compensation plans as of December 31, 2003. All such plans have been approved by vote of the company’s stockholders.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)

1994 Stock Option Plan	175,551	$10.46	78,215
1997 Stock Option Plan	539,500	11.41	60,500
1998 Amended and Restated Non-employee Directors Stock Option Plan	252,000	17.31	77,750

Equity Compensation Plans Approved by Security Holders	967,051	$12.78	216,465

(a)  Number of securities to be issued upon exercise of outstanding options
(b)  Weighted-average exercise price of outstanding options
(c)  Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Item 13. Certain Relationships and Related Transactions

We have entered into indemnity agreements with certain executive officers and directors which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines, and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, executive officer, or other agent of the company, and otherwise to the full extent permitted under Delaware law and our bylaws.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of KPMG LLP, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services (in thousands):

Fee Category	2003	2002

Audit Fees(1)	$813	$957
Audit-Related Fees(2)	307	4
Tax Fees(3)	142	254
All Other Fees(4)	8	19

Total Fees	$1,270	$1,234

(1)   Audit Fees consist of fees for the audit of our consolidated financial statements, the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)   Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees”. These services relate to restructuring and consultations concerning financial accounting and reporting standards.

(3)    Tax Fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $114,000 of the total tax fees paid for 2003 and $230,000 of the total tax fees paid for 2002.

(4)   All Other Fees for 2003 consist of training. All Other Fees for 2002 consist of royalty analysis and training.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the company’s independent auditor. This policy provides that the company will not engage its independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the company by its independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 52 of this Form 10-K.

		Page

	Independent Auditors’ Report	52

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	53

	Consolidated Balance Sheets as of December 31, 2003 and 2002	54

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	55

	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2003, 2002, and 2001	56

	Notes to Consolidated Financial Statements	57

(a)(2)	Financial Statement Schedule:

	Schedule II—Valuation and Qualifying Accounts and Reserves	98

(a)(3)	Index to Exhibits, beginning on	99

(b)	Reports on Form 8-K

Filed
On December 15, 2003, FiberMark, Inc., filed a report on Form 8-K, dated December 12, 2003, announcing the appointment of John E. Hanley as vice president and chief financial officer and the resignation of Allan M. Kline.

	Furnished On November 14, 2003, FiberMark, Inc., furnished a report on Form 8-K dated November 12, 2003, announcing third quarter 2003 results.

	On March 30, 2004, FiberMark, Inc., issued a press release announcing fourth-quarter and year-end 2003 results and its voluntary chapter 11 filing, which we will furnish on Form 8-K.

(c)	Exhibits

	The exhibits required by this item are listed under Item 15(a)(3)103

Independent Auditor’s Report

The Board of Directors and Stockholders of FiberMark, Inc.

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. (the "company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that FiberMark, Inc. will continue as a going concern. As more fully described in note 22 to the consolidated financial statements, on March 30, 2004, FiberMark, Inc. and its U.S. operations (the ”Debtors”) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code, just prior to the filing of their Form 10-K. The uncertainties inherent in the bankruptcy process, the company's recurring losses from operations and accumulated indebtedness raise substantial doubt about the company's ability to continue as a going concern. The Debtors are proposing to operate their business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the company as a going concern is contingent upon, among other things, the successful confirmation and implementation of a Plan of Reorganization, the company's ability to generate sufficient cash flow from operations and obtain financing sources to meet its future obligations.  If no reorganization plan is approved, it is possible that the company's assets may be liquidated.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2003, the company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

  /s/ KPMG LLP

Boston, Massachusetts
March 30, 2004

FIBERMARK, INC.
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001

Net sales	$397,411	$397,199	$394,321

Cost of sales (note 5)	336,665	324,692	342,888

Gross profit	60,746	72,507	51,433

Selling, general and administrative expenses (note 1)	43,947	37,204	31,275

Restructuring and facility closure expense (reversal) (note 12)	882	(70)	25,993
Sale of technology (note 1)	-	(2,997)	(12,336)
Asset impairment charges (notes 2 and 5)	93,647	42,878	-

Income (loss) from operations	(77,730)	(4,508)	6,501

Foreign exchange transaction gain (note 1)	(3,990)	-	-
Other expense, net (note 3)	2,109	1,464	6,629
Interest expense	35,375	35,317	27,551
Interest income	(229)	(727)	(425)

Loss before income taxes	(110,995)	(40,562)	(27,254)

Income tax expense (benefit) (note 9)	8,185	13,432	(8,441)

Net loss	$(119,180)	$(53,994)	$(18,813)

Basic loss per share	$(16.87)	$(7.69)	$(2.74)

Diluted loss per share	$(16.87)	$(7.69)	$(2.74)

Average Basic Shares Outstanding	7,066	7,023	6,876
Average Diluted Shares Outstanding	7,066	7,023	6,876

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002

(In thousands, except share and per share amounts)

ASSETS (note 6)	2003	2002

Current assets:
Cash	$6,111	$35,567
Accounts receivable, net of allowances of
$2,952 in 2003 and $1,776 in 2002	53,752	50,386
Inventories (note 4)	63,443	64,569
Prepaid expenses	1,671	1,591

Total current assets	124,977	152,113

Property, plant and equipment, net (notes 5 and 6)	248,194	225,506
Goodwill, net (notes 2 and 11)	8,602	98,460
Other intangible assets, net (note 2)	12,745	11,478
Other long-term assets	1,601	1,347
Other pension assets (note 13)	3,588	5,011

Total assets	$399,707	$493,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line (note 6)	$5,906	$-
Current portion of long-term debt (notes 6 and 10)	3,955	3,188
Accounts payable	23,168	27,344
Accrued liabilities (notes 11, 12 and 15)	22,013	22,461
Accrued income taxes payable	9,930	4,330
Deferred income taxes (note 9)	656	538

Total current liabilities	65,628	57,861

Long-term liabilities:
Long-term debt, less current portion (notes 6 and 10)	338,749	341,073
Deferred income taxes (note 9)	15,528	14,952
Other long-term liabilities (notes 13 and 14)	48,654	43,800

Total long-term liabilities	402,931	399,825

Total liabilities	468,559	457,686

Commitments and contingencies (notes 1, 7 and 22)

Stockholders' equity (deficit) (notes 8 and 18):
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share;
20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding
in 2003 and 2002, respectively	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(149,111)	(29,931)
Accumulated other comprehensive income	14,791	692
Less treasury stock, 3,800 shares at cost in 2003 and 2002	(35)	(35)

Total stockholders' equity (deficit)	(68,852)	36,229

Total liabilities and stockholders' equity (deficit)	$399,707	$493,915

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(119,180)	$(53,994)	$(18,813)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	17,003	15,835	17,102
Amortization of bond discount	173	173	121
Amortization of deferred gain	(222)	-	-
(Gain) loss on closure of facilities	-	(705)	27,217
(Gain) loss on sale of technology	-	(2,997)	471
(Gain) loss on sale of property, plant and equipment	-	936	(12)
Asset impairment charges	93,647	42,878	-
Deferred taxes	(2,151)	15,307	(12,543)
Changes in operating assets and liabilities:
Accounts receivable	1,213	976	14,058
Inventories	5,083	2,051	20,851
Prepaid expense	(32)	224	482
Other long-term assets	(16)	271	(463)
Accounts payable	(6,548)	(1,430)	(8,405)
Accrued other current liabilities	(1,564)	(6,520)	5,220
Other long-term liabilities	1,649	985	1,100
Accrued income taxes payable	4,066	3,015	(1,244)

Net cash provided by (used in) operating activities	(6,879)	17,005	45,142

Cash flows used for investing activities:
Additions to property, plant and equipment	(23,830)	(16,036)	(27,743)
Net proceeds from sale of technology	-	3,396	-
Net proceeds from sale of property, plant and equipment	-	597	1,545
Payments for businesses acquired	-	-	(147,842)
Increase in other intangible assets	(229)	(210)	(2,182)

Net cash used in investing activities	(24,059)	(12,253)	(176,222)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	1,938	231,937
Net proceeds from exercise of stock options	-	542	555
Net (repayments) borrowings under revolving credit line	5,558	2,365	(38,933)
Repayment of debt	(7,325)	(2,082)	(41,212)
Debt issuance costs	(2,861)	(227)	(8,921)

Net cash provided by financing activities	967	2,536	143,426

Effect of exchange rate changes on cash	515	5,013	(213)

Net increase (decrease) in cash	(29,456)	12,301	12,133

Cash at beginning of year	35,567	23,266	11,133

Cash at end of year	$6,111	$35,567	$23,266

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
Years Ended December 31, 2003, 2002 and 2001

		(In thousands)

				Retained	Accumulated
	Outstanding		Additional	Earnings	Other		Total
	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (loss)	Stock	Equity (deficit)

Balance at December 31, 2000	6,826,683	$7	$64,399	$42,876	$(4,299)	$(35)	$102,948

Exercise of stock options	76,775	-	395	-	-	-	395
Tax benefit of option exercise	-	-	160	-	-	-	160
Comprehensive loss:
Net loss	-	-	-	(18,813)	-	-	(18,813)
Minimum pension liability adjustment, net of tax benefit of $1,514	-	-	-	-	(2,374)	-	(2,374)
Currency translation adjustment	-	-	-	-	(1,779)	-	(1,779)

Total comprehensive loss							(22,966)

Balance at December 31, 2001	6,903,458	$7	$64,954	$24,063	$(8,452)	$(35)	$80,537

Exercise of stock options	162,768	-	542	-	-	-	542
Comprehensive income (loss):
Net loss	-	-	-	(53,994)	-	-	(53,994)
Minimum pension liability adjustment, net of tax benefit of $188	-	-	-	-	(7,096)	-	(7,096)
Currency translation adjustment	-	-	-	-	16,240	-	16,240

Total comprehensive loss							(44,850)

Balance at December 31, 2002	7,066,226	$7	$65,496	$(29,931)	$692	$(35)	$36,229

Exercise of stock options	-	-	-	-	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	(119,180)	-	-	(119,180)
Minimum pension liability adjustment, net of tax benefit of $354	-	-	-	-	(861)	-	(861)
Currency translation adjustment					18,950		18,950
less: reclassification adjustment for foreign currency transaction gains included in net loss	-	-	-	-	(3,990)	-	(3,990)

Total comprehensive loss							(105,081)

Balance at December 31, 2003	7,066,226	$7	$65,496	$(149,111)	$14,791	$(35)	$(68,852)

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)   Description of Business and Summary of Significant Accounting Policies

FiberMark produces specialty fiber-based materials in two operating segments: German operations and North American operations. FiberMark is headquartered in Brattleboro, Vermont, and operates seven production facilities sites located in the eastern region of the United States, three in Germany, and one in the U.K.

Principles of Consolidation

The consolidated financial statements include FiberMark, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents on hand at December 31, 2003, 2002 and 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the moving weighted average and first-in, first-out (FIFO) cost methods for raw materials, and the FIFO method for work in process and finished goods.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets. Depreciation on assets under capital lease is included in depreciation expense. Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty (40) and twenty (20) years, respectively. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

Research and Development, Advertising

Research and development costs are expensed as incurred and are reflected in cost of sales. The costs amounted to $3.5 million, $3.4 million, and $3.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses. Total advertising expense was $679,000, $616,000, and $570,000 in 2003, 2002, and 2001, respectively.

Foreign Currency

The functional currency of all operations outside the U.S. is the respective local currency. The assets and liabilities of these operations are translated at the exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity (deficit), accumulated other comprehensive income (loss).

Changes in exchange rates for intercompany foreign currency transactions that are of a long-term investment nature are recorded in other comprehensive income. Changes in exchange rates for all other foreign currency transactions result in foreign exchange transaction gains or losses that are recorded in earnings during the period of the change. In the quarter ended December 31, 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark, Inc. and our German operations.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

No compensation cost has been recognized for stock options granted under the plans during 2003, 2002, and 2001 as the options were all granted at exercise prices that equaled the market value at the date of the grant. Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS 123, the company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

58

	2003	2002	2001

Net loss, as reported	$(119,180)	$(53,994)	$(18,813)
Total stock-based employee compensation
Expense determined under fair value method	$(634)	$(1,266)	$(1,703)

Net loss, pro forma	$(119,814)	$(55,260)	$(20,516)

Basic loss per share, as reported	$(16.87)	$(7.69)	$(2.74)
Basic loss per share, pro forma	$(16.96)	$(7.87)	$(2.98)

Diluted loss per share, as reported	$(16.87)	$(7.69)	$(2.74)
Diluted loss per share, pro forma	$(16.96)	$(7.87)	$(2.98)

Pro forma amounts reflect only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rate of 4.0%, 4.4% and 6.0%; dividend yield of $0; expected volatility of 48%, 45% and 65%; and expected lives per the plan agreements.

Earnings Per Share

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted loss per share:

	2003	2002	2001

Numerator:
Loss available to common shareholders used in basic and diluted loss per share (in thousands)	$(119,180)	$(53,994)	$(18,813)

Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,022,524	6,875,601
Effect of dilutive securities:
Fixed stock options	*	*	*

Denominator for diluted loss per share:
Adjusted weighted average shares	7,066,226	7,022,524	6,875,601

Basic loss per share	$(16.87)	$(7.69)	$(2.74)
Diluted loss per share	$(16.87)	$(7.69)	$(2.74)

* Due to a loss for the period, zero incremental shares are included because the effect would be anti-dilutive. Had there been income for the periods, 1,683, 32,368 and 99,412 incremental shares would have been included for the years 2003, 2002 and 2001, respectively.

Stock options that could potentially dilute earnings per share in the future of 959,188, 856,384 and 709,626 in 2003, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

Long-Lived Assets

The company accounts for long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). In accordance with the Statement, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss).

The components of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002 are as follows (in thousands):

	Gross	Tax Effect	Net

2003:
Minimum pension liability adjustment	$(12,386)	$2,055	$(10,331)
Foreign currency translation adjustment	25,122	-	25,122

Total	$12,736	$2,055	$14,791

2002:
Minimum pension liability adjustment	$(11,171)	$1,701	$(9,470)
Foreign currency translation adjustment	10,162	-	10,162

Total	$(1,009)	$1,701	$692

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

Environmental Matters

We and our predecessors have invested substantially in pollution control facilities to comply with environmental laws and regulations. We spent $6.8 million in 2003, $5.6 million in 2002, and $6.2 million in 2001 for environmental purposes. While we believe our capital expenditures will be sufficient to maintain substantial compliance with existing environmental laws, any failure to comply with present or future environmental laws could subject us to liability or require us to suspend or reduce operations. In the future, the duty to comply with environmental laws could restrict our ability to expand our facilities, obligate us to acquire and operate costly equipment or otherwise force us to incur significant expenses.

We understand the United States Environmental Protection Agency (“EPA”) has named the previous owners of CPG Investors, Inc. (“CPG”) as potentially responsible parties (“PRP”) for costs to investigate and clean up various third-party sites. We acquired CPG by merger in 1996. We have no information suggesting that the EPA or any other agency or party plans to assert that FiberMark is a PRP. While we do not believe we have liability in connection with the investigation or clean up of those sites, there can be no assurance that our predecessors will satisfy their responsibilities in connection with such sites and, if they do not, whether the company will be targeted as a PRP.

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

The State of New Jersey required extensive environmental investigation regarding the release of hazardous substances, materials and/or wastes at two sites the company acquired from CPG in 1996. Based on the results of those investigations, remediation may be necessary to address that contamination. The former owners of CPG agreed to indemnify us, with some limitations, for various environmental liabilities arising from the historical use of the sites and from CPG's conduct before we acquired CPG. We cannot predict whether that limited indemnity will be sufficient to cover all material environmental liabilities associated with those sites.

In December 2002 a subsidiary of the company, then known as FiberMark DSI, Inc., (“DSI”) voluntarily disclosed to the EPA that DSI may have violated certain federal air pollution control laws. DSI disclosed the possible violations after auditing its compliance with those legal requirements at the DSI facilities in Lowville, New York and Johnston, Rhode Island. The EPA has not informed us as to whether it plans to seek penalties for the possible violations. If the EPA decides to seek penalties based on the facts we disclosed, we do not believe the amount of the penalties would have a material adverse effect on our financial position or results of operations.

In December 2002 DSI also voluntarily disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) of its possible violations of state air pollution control law based on what it found during the voluntary audit conducted at the Lowville facility. Based on the facts disclosed, the NYSDEC issued a notice of violation (“NOV”) to DSI on December 18, 2002. DSI is negotiating with the NYSDEC to resolve the allegations made in the NOV. We cannot predict whether the NYSDEC will seek a penalty, but we do not believe any such penalty would have a material adverse effect on our financial position or results of operations.

We have demanded that the former owner of the Lowville and Johnston facilities indemnify us under the terms of the purchase agreement for the losses the company has incurred and may incur as a result of the disclosures to the EPA and the NYSDEC. The former owner has denied our claim, and we cannot predict whether our indemnification demand will succeed.

In 2002 the City of Fitchburg, Massachusetts demanded that the company pay its share of costs associated with upgrading a portion of Fitchburg’s wastewater treatment system. Fitchburg based its claim on a 1973 agreement between Fitchburg and a predecessor to the company. The company withdrew from the 1973 agreement before Fitchburg built that upgrade. We have rejected Fitchburg’s demand, but cannot predict how this claim will be resolved.

In April 2001 the company acquired paper mill and converting facilities in Johnston, Rhode Island, West Springfield, Massachusetts and Brownville, New York. As long as we provided notice within a certain time period, the former owner agreed to indemnify us for environmental investigation and remediation obligations for contamination known to exist prior to closing and unknown contamination existing prior to closing. To date, the company has advanced several demands, and the former owner has met its indemnity obligations. Under relevant state and federal environmental laws, we may be a PRP and consequently could be required to perform remedial actions to address contamination, if the former owner defaults on this obligation. We believe that the potential for such default is remote. Even if such a default were to occur, we do not believe that any resulting obligation would have a material adverse effect on our financial position or results of operations.

The NYSDEC has listed a portion of our Lowville facility on its Hazardous Substance Waste Disposal Site Inventory. The listing is based on potential impacts associated with activities that occurred at this site before we acquired the facility. In 1997 testing on the listed portion revealed concentrations below applicable cleanup objectives, but also revealed the presence of contamination elsewhere at the facility above applicable cleanup objectives. In 1998 cleanup activities at the facility were completed to remediate likely sources of that contamination. The NYSDEC was informed that chemicals were present in groundwater in excess of applicable cleanup objectives and that the source of the contamination may originate offsite at a location other than the facility. The NYSDEC has not asked the company to perform additional cleanup activities. We cannot predict whether the NYSDEC will require us to take additional steps in the future, but we do not believe costs to perform such activities would have a material adverse effect on our financial position or results of operations.

During 2003 several class action lawsuits regarding asbestos were initiated in Mississippi, and have named us, both individually and as successor in interest to Latex Fiber Industries, Inc., as a plaintiff. At this time, the list of plaintiffs is very extensive and we do not believe there will be any liability in connection with these lawsuits. However, in accordance with the purchase and sale agreement, the former owner has agreed to indemnify us for any asbestos-related claims.

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

Other Matters

On March 30, 2004, FiberMark’s North American companies filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code.

We are also involved in legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse affect on our operations or financial condition.

Revenue Recognition

Net Sales

The company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss, specifically when pervasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and the collectability of the sales price is reasonably assured. Freight costs of $7.4 million, $6.2 million, and $5.9 million for the years 2003, 2002 and 2001, respectively, were included as a reduction of sales. Certain other frieght costs associated with customer shipments of $1.7 million, $1.6 million and $1.1 million for the years 2003, 2002 and 2001, respectively, were included in selling, general and adminstrative expenses.

Sales of Technology

On December 31, 2002, the company agreed to sell most of our North American industrial filter media business as well as our German disposable nonwoven tablecloth business and certain equipment at our Reading, Pennsylvania, facility, to Ahlstrom Corp. We also purchased selected vacuum bag filter technology and certain equipment from Ahlstrom Corp. The gain from these transactions was $3.0 million, net of expenses.

During the year ended December 31, 2001, the company agreed to sell the balance of its U.S. engine filter media business and certain equipment at its Rochester, Michigan, facility, to Ahlstrom Corp. Proceeds recognized from this sale were $12.5 million, net of expenses.

On September 1, 2000, the company agreed to sell the technology for a portion of the filter media business manufactured at the leased Richmond, Virginia, facility, together with some production equipment to Ahlstrom Corp. The technology and legal title was transferred to Ahlstrom Corp. on the date of the agreement and the company recognized $8.9 million from the sale of technology, before legal costs of $0.5 million. In 2001 the company reduced the sales price by $0.2 million in accordance with the final settlement agreement.

Concentration risk

In the U.S. and the U.K., approximately 76% of our hourly employees are union members. In Germany, all hourly and approximately 70% of the salaried employees are union eligible. The company’s union employees are covered under various collective bargaining agreements expiring through 2005. As union membership is voluntary and does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on March 31, 2004, at the three German facilities cannot be determined. Agreements at Bolton, England, Bavaria, Germany, Lahnstein, Germany, Hughesville, New Jersey, Warren Glen, New Jersey and Lowville, New York expire in 2004 representing approximately 50% of all hourly employees in the company (excluding Germany).

We have a long-standing relationship with DuPont, our supplier of Tyvek® and have never experienced a disruption in supply. Although we are an approved DuPont converter and believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek®. We also purchase a significant quantity of polyester, the majority of which is Dacron®, purchased from DuPontSA. Any material interruption in our supply of Tyvek® or Dacron® could have a material adverse effect on the results of operations and our financial condition.

Reclassification

The company adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections on January 1, 2003. The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The adoption resulted in a reclassification of the loss on early extinguishment of debt of $696,000 (net of taxes of $504,000) in 2001 from an extraordinary item to other expense. In 2002 we reclassified $885,000 of restructuring expenses from selling, general and administrative expenses to restructuring and facility closure expense.

Restructuring and Facility Closures

The company adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The adoption of SFAS 146 changed the timing of recognition of costs associated with restructuring and facility closures. There was no significant impact to the consolidated financial statements with the adoption of this SFAS.

New Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our consolidated financial statements.

(2)   Other Intangible Assets and Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, we no longer amortize goodwill and intangibles that have indefinite lives. Prior to 2002, intangible assets were stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets. SFAS 142 also requires that we assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. On an on-going basis, we expect to perform our annual impairment assessment based on information as of September 30.

In our transitional goodwill assessment at January 1, 2002, our review indicated that no impairment was necessary. However, as we progressed through the year, results in our North American operations were weaker than expected due to economic conditions in our markets and delays in implementation of our facility consolidations and the realization of related efficiencies. Consequently, we initiated a third-party business appraisal of our North American operations in the fourth quarter 2002, using a September 30, 2002, measurement date to determine the carrying value of our goodwill and whether any impairment was indicated. Based on a fair market value determination reflecting the present value of our projected future cash flows and the value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $42.9 million, in the fourth quarter of 2002.

In the quarter ended September 30, 2003, based on an updated fair market value determination reflecting current assumptions regarding future cash flows and the carrying value of our property, plant and equipment and intellectual property, including proprietary technology, we wrote down the goodwill in our North American operations segment by $92.3 million.

In 2002 as a result of completing the analysis for allocating the purchase price, goodwill was also adjusted to reflect requirements under purchase accounting in relation to our DSI acquisition in 2001.

In the fourth quarter of 2003, the company recorded amortization expense of $284,000 related to debt issuance costs, due to the exit of a former credit facility.

A reconciliation of previously reported net loss and basic and diluted loss per share to the amounts adjusted for the exclusion of amortization related to goodwill, net of related tax effect, for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share amounts):

	2003	2002	2001

Net loss:
Reported	$(119,180)	$(53,994)	$(18,813)
Goodwill amortization, net of income taxes	-	-	3,270

Adjusted	$(119,180)	$(53,994)	$(15,566)

Basic loss per share:
Reported	$(16.87)	$(7.69)	$(2.74)
Goodwill amortization, net of income taxes	-	-	0.48

Adjusted	$(16.87)	$(7.69)	$(2.26)

Diluted loss per share:
Reported	$(16.87)	$(7.69)	$(2.74)
Goodwill amortization, net of income taxes	-	-	0.48

Adjusted	$(16.87)	$(7.69)	$(2.26)

The following table reconciles our goodwill from the beginning of the year to the end of the year (in thousands):

	2003	2002

Balance at beginning of year	$98,460	$145,252

Adjust accrual for severance and benefits	(7)	(2,483)
Adjust inventory	-	(345)
Adjust property, plant and equipment values	1,101	(3,688)
Adjust income taxes	-	1,657
Goodwill impairment charges	(92,261)	(42,878)
Effect of exchange rates	1,309	945

Balance at end of year	$8,602	$98,460

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of December 21, 2003 and 2002 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	2003	2002	2003	2002

Amortizable intangible assets:
Debt issue costs	$16,734	$14,467	$6,070	$4,875
Acquired technology	846	846	42	-
Other	1,645	1,409	368	369

Total intangible assets	$19,225	$16,722	$6,480	$5,244

The total intangible amortization expense for the periods ended December 31, 2003, 2002, and 2001 was $2,055,000, $1,714,000 and $1,612,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2004	$2,811
2005	$2,763
2006	$1,999
2007	$1,617
2008	$1,617

(3)    Other Expense, Net

Other expense, net consists of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Amortization	2,055	1,714	5,940
Early extinguishment of debt	615	-	1,200
Other	(561)	(250)	(511)

	$2,109	$1,464	$6,629

(4)    Inventories

Inventories consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Raw materials	$19,244	$20,671
Work in process	18,233	19,548
Finished goods	16,844	14,975
Finished goods on consignment	3,432	4,090
Stores inventory	4,067	3,562
Operating supplies	1,623	1,723

Total inventories	$63,443	$64,569

(5)    Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Land	$15,727	$13,767
Buildings and improvements	51,786	37,747
Machinery and equipment	245,156	209,077
Construction in progress	2,881	12,052

Gross property, plant and equipment	315,550	272,643
Less accumulated depreciation and amortization	(67,356)	(47,137)

Net property, plant and equipment	$248,194	$225,506

Depreciation expense was $14,948,000, $14,121,000 and $11,283,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Interest expense capitalized to property, plant and equipment for the years ended December 31, 2003, 2002 and 2001 was $575,000, $560,000 and $2,435,000, respectively.

In 2002 the company decided to reduce its previously estimated useful lives on certain of its asset categories and depreciation estimates were revised to reflect the use of the assets over their shortened useful lives. The change in estimate resulted in additional depreciation of $1,203,000, which was included in depreciation expense in the fourth quarter of 2002.

In the fourth quarter of 2003, the North American segment recorded a charge of $1,386,000 to recognize the impairment, under the requirements of SFAS 144, of idle equipment.

(6)    Debt

The company’s long-term debt is summarized as follows at December 31, 2003 and 2002 (in thousands):

	2003	2002

Senior notes (1996 notes) – interest at 9.375%, interest payable semi-annually in arrears on April 15 and October 15, unsecured, due October 15, 2006	$100,000	$100,000

Senior notes (2001 notes) – face value $230.0 million, net of unamortized discount of $1.3 million and $1.4 million as of December 31, 2003 and 2002, respectively, interest at 10.75%, payable semi-annually in arrears on each April 15 and October 15, unsecured, due April 15, 2011	228,741	228,568

Term loan – interest rate at 8.47%, secured by machinery at the Warren Glen, NJ, facility, interest and principal payable in monthly installments through the year 2007.	8,980	11,134

Term loan – interest rate at LIBOR + 2%, secured by machinery at Quakertown, PA, facility, interest and principal payable in monthly installments through the year 2007	1,643	2,071

CIT Subfacility – interest rate at prime + 2% or LIBOR + 3.5%, capital spending loan secured by accounts receivable, inventory and various machinery located at the Lowville, NY and Quakertown, Pennsylvania facilities. Balance paid off and refinanced in conjunction with issuance of the new GE Commercial Finance Credit facility.	-	2,488

Capital lease – interest rate at 4.6%, secured by the building at the Lowville, NY, facility, with a net book value of $5,374,000 at December 31, 2003, 24 monthly payments of $100,000 principal plus interest with a balloon payment of $2,040,000 due at maturity on January 31, 2005 (see note 7).	3,340	-

Total Debt	342,704	344,261
Less Current Portion	(3,955)	(3,188)

Long-term Portion	$338,749	$341,073

The senior notes (1996 notes) are redeemable at the company’s option in whole or in part, at redemption prices ranging from 100% to 103.125% of face value.

The senior notes (2001 notes) are also redeemable at the company’s option in whole or in part, on or after April 15, 2006, at redemption prices ranging from 100% to 105.375% of face value.

Approximately $35,745,000, $35,925,000 and $24,727,000 of interest was paid during the years ended December 31, 2003, 2002 and 2001, respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 and thereafter are as follows (in thousands):

2004	$3,955
2005	5,100
2006	103,183
2007	1,725
2008	-
Thereafter	228,741

Total	$342,704

A 30 month, $85.0 million credit facility was signed on November 12, 2003, which provides for cash availability for capital expenditures, working capital and general corporate purposes. The former credit facility was paid off on November 12, 2003, and replaced with the new credit facility.

The credit facility led by GE Commercial Finance is secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey facilities that secure two existing term loans, and is also secured by specific foreign assets. The new facility also provides borrowing capacity based on the level of profitability as defined by earnings before interest, taxes, depreciation and amortization (EBITDA) of FiberMark’s German businesses. To secure these European borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the new facility lender. As of December 31, 2003, the unused borrowing capacity was $42.2 million. The weighted average interest rate on the outstanding borrowings at December 31, 2003 was 5.24%.

Advances under the credit facility are repayable daily. The borrowing rate is determined based on the terms of the new credit facility. On December 31, 2003, we had a total of $14.5 million outstanding under the facility, which includes $8.6 million of outstanding letters of credits.

The GE Commercial Finance facility requires certain covenants be maintained which include; minimum EBITDA levels both consolidated and for Germany only, fixed charge coverage, debt to EBITDA leverage, capital expenditure levels and letter of credit levels. As of December 31, 2003, we were in compliance with all covenants. Annual fees associated with this facility include:

Type	Denomination	Annual Amount

Agency Fee	U.S. Dollar	$75,000 flat fee
Unused Line Fee	U.S. Dollar	.50% of unused U.S. Revolving Loan
Unused Line Fee	Euro	.70% of unused European Revolving Loan

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. At December 31, 2003, the company was in violation of this covenant but has obtained a complete waiver of default from the lender.

The foreign subsidiaries do not guarantee any of the senior notes (see note 21).

(7)   Leases

DEFERRED GAIN AND SALE-LEASEBACK

In 2002 the company entered into a sale-leaseback agreement with Coated Paper LLC, an affiliate of VIP Structures, Inc. FiberMark sold Coated Paper assets representing the Lowville, New York facility building and land for $598,000 resulting in a deferred gain of $222,000 and at the same time contracted with them to construct a new 88,000 square foot building expansion. Under the sale-leaseback agreement, FiberMark paid $1,105,000 representing 20% of the project cost in 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2,040,000 in January 2005, when FiberMark will resume ownership of the entire site.

OTHER LEASES

The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisitions of Rexam DSI in April 2001, Steinbeis Gessner GmbH in January 1998, Papierfabrik Lahnstein GmbH in August 1999, and facilities purchased from Custom Papers Group (CPG) in October 1996.

Rental expense was $4,212,000, $2,655,000 and $1,929,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

As of December 31, 2003, obligations to make future minimum lease payments under these leases were as follows (in thousands):

Payments to be made in the years ending December 31:
2004	$3,276
2005	2,322
2006	1,267
2007	365
2008	12

$7,242

(8)    Stockholders Equity (Deficit)

At December 31, 2003 and 2002, the company has 2,000,000 shares of preferred stock authorized with none issued.

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

(9)   Income Taxes

Loss before income taxes and item classified by source of income (loss) was as follows (in thousands):

	2003	2002	2001

U.S.	$(139,800)	$(63,936)	$(42,514)
Foreign	28,805	23,374	15,260

Loss before income taxes	$(110,995)	$(40,562)	$(27,254)

The components of the provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Current
Federal	$-	$(9,689)	$(1,873)
State	100	256	222
Foreign	9,175	7,067	5,166

	9,275	(2,366)	3,515
Deferred
Federal and State	-	12,864	(13,111)
Foreign	(1,090)	2,934	1,155

	(1,090)	15,798	(11,956)

Income tax expense (benefit)	$8,185	$13,432	$(8,441)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

December 31, 2003	Deferred Tax Assets	Deferred Tax Liabilities

Accounts receivable	$646	$-
Inventory	767	-
Property, plant and equipment	-	43,750
Payroll related accruals	11,933	-
Intangible assets	5,290	-
Miscellaneous reserves	273	-
Facility closure	295	-
Net operating losses	48,407	-
Tax credits	3,129	-
Charitable contributions	622	-
Unremitted foreign earnings	-	(1,330)

Gross deferred taxes	71,362	45,080
Valuation allowance	(42,466)	-

Net deferred taxes	$28,896	$45,080

December 31, 2002	Deferred Tax Assets	Deferred Tax Liabilities

Accounts receivable	$293	$-
Inventory	674	-
Property, plant and equipment	-	35,602
Payroll related accruals	12,580	-
Intangible assets	1,199	-
Miscellaneous reserves	133	-
Facility closure	335	-
Net operating losses	19,712	-
State tax credits	2,968	-
Charitable contributions	605	-

Gross deferred taxes	38,499	35,602
Valuation allowance	(18,387)	-

Net deferred taxes	$20,112	$35,602

SFAS 109, Accounting for Income Taxes (SFAS 109), requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Temporary differences relating to certain assets and liabilities are expected to reverse in the allowable carryforward period for net operating losses. Based upon evidence currently available including recent losses in certain jurisdictions, the company has recorded a valuation allowance of $42,466,000 as of December 31, 2003. The valuation allowance relating to a deferred tax asset of $1,127,000 for amounts charged to other comprehensive income as of December 31, 2001 was established through the income tax provision for the year ended December 31, 2002, the first year the company recorded a valuation allowance. Furthermore, the company filed for chapter 11 on March 30, 2004, decreasing even further any likelihood that any of its U.S. operations deferred tax assets will be realized. As discussed in note 22, upon consummation of the Reorganization Plan, the company may recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the company’s net operating loss carryforwards potentially could be eliminated. Other tax attributes, including property bases, could also be reduced. Any surviving capital loss or net operating loss carryforwards may be subject to limitations imposed under the ownership change rules in the Internal Revenue Code.

The company provides income tax on unremitted earnings of foreign subsidiaries other than those that are permanently reinvested. Income taxes have not been provided on unremitted foreign earnings of approximately $1,495,000, which are considered to be permanently reinvested. The income taxes that would be payable if such amounts were remitted would be immaterial.

A reconciliation of income taxes from continuing operations at the U. S. statutory rate to the effective rate for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

U.S. federal rate	(35.0)%	(35.0)%	(35.0)%
State taxes net of federal benefit	0.1%	(2.4)%	(2.6)%
Foreign rate difference	0.9%	4.5%	3.9%
Effect of German tax reform	1.0%	-	-
Effect of German restructuring	(3.7)%	-	-
Goodwill	23.8%	34.3%	-
Valuation allowance	19.3%	28.8%	-
Other	1.0%	2.9%	2.7%

Effective tax rate	7.4%	33.1%	(31.0)%

Income taxes paid during 2003, 2002, and 2001 were $9,159,000, $4,759,000 and $3,374,000, respectively. Income tax refunds received during 2003, 2002, and 2001 were $3,842,000, $8,528,000 and $954,000, respectively.

German tax reform was enacted in October 2000 which reduces the corporate tax rate from 40% in the case of retained profits and 30% in the case of distributed profits to 25% uniformly from January 1, 2001 forward. The effect of this tax law change was required to be reported in the fourth quarter of 2000, even though the change was not effective until January 1, 2001. Deferred tax assets and liabilities at December 31, 2000, were calculated based upon these future lower tax rates, resulting in a $1,106,000 benefit.

German tax reform was enacted in December 2003 which would impose German income taxes on a small portion of any earnings that are repatriated from the company’s German subsidiaries. The effect of this change was to increase deferred foreign tax expense by $1,163,000 for 2003. In the fourth quarter of 2003 the company changed the legal entity structure of certain of its German subsidiaries. The effect of this change was to decrease deferred foreign tax expense by $4,145,000.

In 2003 the net deferred tax expense differs from the change in the net deferred tax assets or liabilities as a result of the tax effect of the German minimum pension liability of $354,000, less amounts relating to foreign currency translations of $2,138,000. In 2002 the net deferred tax expense differs from the change in the net deferred tax assets or liabilities as a result of the purchase price adjustments to goodwill of $1,657,000 and amounts relating to foreign currency translations of $1,780,000, less the tax effect of the German minimum pension liability of $188,000.

For U.S. federal income tax purposes, $108,518,000 and $39,853,000 of net operating loss carryforwards may be available to offset future U.S. federal taxable income at December 31, 2003 and December 31, 2002, respectively. Due to a change in tax law in 2002 net operating losses incurred for years ended in 2002 and 2001 were eligible to be carried back five years in 2003 and 2002. As a result net operating losses from December 31, 2001 of $27,385,000 were carried back in 2002 and net operating losses from December 31, 2002 of $7,613,000 were carried back in 2003. For state income tax purposes, $9,009,000 and $5,763,000 of net operating loss carryforwards may be available to offset future state taxable income at December 31, 2003 and 2002, respectively. The Federal and state net operating loss carryforwards begin to expire in 2021 through 2023 and 2006 through 2023, respectively.

(10)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price of the senior notes and the carrying value for other long-term debt. This amounts to $243,725,000 (carrying value of $342,704,000) at December 31, 2003 and $338,271,000 (carrying value of $344,261,000) at December 31, 2002. Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 2003 and 2002.

(11)  Acquisitions

2002 Acquisition

On December 31, 2002, the company acquired selected vacuum bag filter technology and working capital from Ahlstrom Corp for a purchase price of $1.2 million. This transaction was consummated at the same time as the sale of technology discussed in note 1.

2001 Acquisition

Effective April 18, 2001, the company acquired Rexam Decorative Specialties International (DSI) for a purchase price of $140.0 million. DSI is a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products. This acquisition was financed with the issuance in 2001 of $230.0 million of 10.75% Senior Notes due 2011. The balance of the Senior Notes (2001 notes) was used to repay existing indebtedness, including German bank debt, and for financing and acquisition fees. The retirement of German bank debt resulted in an after tax prepayment fee of $0.7 million. The acquisition was accounted for using the purchase method. Accordingly, the full purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This resulted in approximately $109.8 million of cost in excess of net assets acquired, or goodwill. In connection with the acquisition of DSI, there is a plan for the consolidation of some of DSI’s papermaking and converting capacity with existing facilities, enabling the closure of certain acquired facilities. The acquired facilities to be closed are expected to be shut down by the second quarter of 2004. A liability of $5.7 million was established at acquisition to accrue severance and benefits for employees expected to be terminated. The balance remaining at December 31, 2003 was $0.4 million. The 2001 consolidated results include DSI’s results of operations, from the date of acquisition.

(12)  Facility Closures

We have recorded restructuring accruals in 2003 and 2002 in our North American operations segment in relation to plant consolidations and workforce reductions. For these workforce reductions, the termination date was within 60 days of the announcement of the restructuring plan.

Additionally, we have closed several facilities in our North American operations segment between 2001 and 2003, as part of our DSI consolidation plan, for which we have recorded asset impairment charges, severance accruals and accruals for other contractual obligations.

The following table reconciles our restructuring and facility closure accruals from the beginning of the year to the end of the year (in thousands):

	Balance at beginning of year	Expense (Reversal)	Deductions	Balance at end of year

Year ended December 31, 2003	$1,725	$882	$(1,132)	$1,475

Year ended December 31, 2002	$3,925	$(19)	$(2,181)	$1,725

Year ended December 31, 2001	$1,674	$3,640	$(1,389)	$3,925

The expense (reversal) includes an expense for contract terminations of $750,000 in 2001. The remaining expense (reversal) related to severance and benefits for terminated employees. Adjustments to the initial accruals have been recorded primarily to recognize voluntary terminations. In addition, in 2001 the company reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed previously recorded facility closure expenses.

Asset impairment charges (reversals) related to the facilities for the years ended December 31, 2002 and 2001 were $(51) and $18,898, respectively. Additionally, a goodwill impairment charge of $3,455 in 2001 was recorded upon the sale of technology to Ahlstrom. These asset impairment charges were included in restructuring and facility closure expense (reversal).

The Richmond, Virginia facility was closed in 2001, resulting in the termination of 96 salary and hourly employees.

The Fitchburg, Massachusetts facility was closed in 2001, resulting in the termination of 80 salary and hourly employees.

The Rochester, Michigan facility was closed in 2002, resulting in the termination of 83 salary and hourly employees.

The North American restructuring in 2003 resulted in the termination of 100 salary and hourly employees.

(13)  Retirement and Deferred Compensation Plans

The company has several defined contribution plans (salaried and hourly) and defined benefit retirement plans (hourly).

Multi-employer Plan

The hourly employees at the Lowville, New York, facility, which was part of the 2001 DSI acquisition, are covered by a multi-employer defined benefit plan. The company’s expense under this plan was $110,000, $60,000 and $44,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Defined Contribution Plans

There is a defined contribution plan which is a 401(k) ERISA and IRS-qualified plan in the U.S. covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Certain foreign subsidiary employees are eligible to participate in similar plans in those countries. Defined contribution plan expense for the company was $733,000, $1,013,000 and $640,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Defined Benefit Plans for Hourly Employees

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

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2003	2002

APBO at January 1	$38,442	$32,783
Service cost	1,089	841
Interest cost	2,555	2,267
Actuarial loss	3,689	1,523
Benefits paid	(2,250)	(1,803)
Plan amendments	-	220
Curtailments	-	(325)
Foreign currency impact	3,885	2,936

APBO at December 31	$47,410	$38,442

The funded status at December 31 is (in thousands):

	2003	2002

Projected benefit obligation	$(47,410)	$(38,442)
Fair value of plan assets	14,811	12,002

Funded status	(32,599)	(26,440)
Unrecognized net transition obligation	1	4
Unrecognized prior service cost	931	1,030
Unrecognized net loss	9,592	8,134

Accrued pension cost before adjustment for minimum liability	(22,075)	(17,272)
Adjustment to recognize minimum liability	(10,525)	(9,599)

Accrued pension cost included in other long-term liabilities	$(32,600)	$(26,871)

Net periodic pension expense included the following components (in thousands):

	2003	2002	2001

Service cost	$1,040	$783	$842
Interest cost	2,422	2,135	2,062
Return on assets	(968)	(1,105)	(1,280)
Net amortization and deferral
Unrecognized net transition obligation	3	3	3
Unrecognized prior service cost	100	83	127
Net asset gain deferred	430	497	169
Recognized net loss	207	-	-

Net periodic pension expense	$3,234	$2,396	$1,923

The following table reconciles plan assets (in thousands):

	2003	2002

Fair value of plan assets at beginning of year	$12,002	$13,501
Return on plan assets	2,725	(2,246)
Employer contributions	2,334	2,550
Benefits paid	(2,250)	(1,803)

Fair value of plan assets at end of year	$14,811	$12,002

The intangible asset relating to the U.S. defined benefit plan for hourly employees was $932,000 at December 31, 2003 and $1,034,000 at December 31, 2002.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2003 and 2002 was 6.0% and 6.5%, respectively. The expected long-term rate of return on plan assets was 8.0% in 2003 and 2002.

The investment policy for assets of the plan is based on ERISA standards for prudent investing. We seek to maximize return while limiting risk. This is achieved through a balanced portfolio of equity, fixed income investments and cash equivalents. Within each class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 50% and 75% of the portfolio, with the remainder in fixed income investments and cash equivalents. Asset manager performance is reviewed at least every quarter and benchmarked against the appropriate blended index. Our target allocation for 2004 and actual plan asset allocation at December 31, 2003 and 2002 are as follows:

Category	First Quarter 2004 Target	December 31, 2003	December 31, 2002

Equities	74.0%	72.5%	57.5%
Fixed Income	20.0%	21.5%	28.9%
Cash	6.0%	6.0%	13.6%

We have examined the historic benchmarks for returns in each asset class in our portfolio, and based on the target asset mix we have developed a weighted average expected return for the portfolio as a whole, taking into consideration forecasts of long-term expected inflation rates.

The estimated employer contributions during fiscal year 2004 are $2,310,000.

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

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2003	2002

APBO at January 1	$5,245	$4,208
Service cost	36	101
Interest cost	360	338
Actuarial loss	655	27
Benefits paid	(152)	(80)
Plan amendments	-	651

APBO at December 31	$6,144	$5,245

The funded status at December 31 is (in thousands):

	2003	2002

Projected benefit obligation	$(6,144)	$(5,245)
Fair value of plan assets	3,667	2,075

Funded status	(2,477)	(3,170)
Unrecognized prior service cost	1,796	2,108
Unrecognized net loss	2,982	2,873

Prepaid pension cost before adjustment for minimum liability	2,301	1,811
Adjustment to recognize minimum liability	(4,588)	(4,715)

Accrued pension cost included in other long-term liabilities	$(2,287)	$(2,904)

Net periodic pension expense included the following components (in thousands):

	2003	2002	2001

Service cost	$36	$101	$118
Interest cost	360	338	288
Return on assets	(381)	1,142	1,566
Net amortization and deferral:
Unrecognized prior service cost	312	312	250
Unrecognized gain	310	98	-
Net asset gain (loss) deferred	236	(1,143)	(1,676)

Net periodic pension expense	$873	$848	$546

The following table reconciles plan assets (in thousands):

	2003	2002

Fair value of plan assets at beginning of year	$2,075	$17
Return on plan assets	381	(1,142)
Employer contributions	1,363	3,280
Benefits paid	(152)	(80)

Fair value of plan assets at end of year	$3,667	$2,075

The intangible asset relating to the Supplemental Executive Retirement Plan (SERP) was $1,796,000 at December 31, 2003 and $2,108,000 at December 31, 2002.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2003 and 2002 was 6.0% and 6.5%, respectively. The expected long-term rate of return on plan assets was 7.0% in 2003 and 2002.

The estimated employer contributions during fiscal year 2004 is approximately $200,000.

Deferred Compensation Plan

The company has a deferred compensation plan that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earns a guaranteed rate of return. As of December 31, 2003 and 2002, the company has accrued $860,000 and $1,869,000, respectively, for its obligation under the plan included in other long-term liabilities. The company’s expense, which includes company contributions and interest expense, amounted to $1,000, $4,000 and $13,000, for the years ended December 31, 2003, 2002, and 2001, respectively. During 2002 the deferred compensation plan was amended to allow withdrawals regardless of termination and not requiring board approval. Payments from the plan were $1,211,000, $3,201,000 and $244,000 in the years 2003, 2002, and 2001, respectively.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $860,000 and $1,869,000 as of December 31, 2003 and 2002, respectively.

(14) Post-retirement Benefits Other Than Pensions

The company provides certain health care and life insurance benefits upon retirement to a specific group of employees who formerly worked for CPG, which was acquired by the company in 1996. The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. The medical plan for salaried employees provides for an allowance, which must be used towards the purchase of a Medicare supplemental insurance policy, based on a retiree’s length of service. The allowance may be adjusted to reflect annual changes in the Consumer Price Index (“CPI”); however, once the initial allowance has doubled, there will be no further increases. Salaried employees hired after January 1, 1993, are not eligible to participate in this retiree medical plan. Upon satisfying certain eligibility requirements, approximately 45% of the hourly employees are eligible upon retirement to receive a medical benefit, which is an allowance to be used toward the purchase of a Medicare supplemental insurance policy and cannot exceed a specified annual amount. The post-retirement benefit obligations related to employees who retired prior to the acquisition were not assumed by the company and remain the responsibility of the prior owners.

The company provides certain health care and life insurance benefits upon retirement to a specific group of employees who formerly worked for DSI, which was acquired by the company in 2001. The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. Salaried employees hired after January 1, 1993, are not eligible for coverage. Upon satisfying certain eligibility requirements approximately 40% of the hourly employees are eligible upon retirement to receive a medical benefit. One group of hourly employees continue their active coverage upon retirement with a required monthly contribution. They become eligible at age 55 with no service requirement. The other group of hourly employees generally become eligible for medical benefits after reaching age 60 with 10 years of service or age 65 with 5 years of service. The plan provides a subsidy for increased cost of living to a maximum cap times years of service.

The following table sets forth the accumulated post-retirement benefit obligation (APBO) (in thousands):

	2003	2002

APBO at January 1	$11,159	$8,018
Service cost	332	201
Interest cost	759	628
Plan amendment	36	-
Actuarial loss	1,265	3,306
Benefits paid	(479)	(403)
Curtailment gain	-	(591)

APBO at December 31	$13,072	$11,159

The funded status at December 31 is (in thousands):

	2003	2002

Funded status at December 31	$(13,072)	$(11,159)
Unamortized prior cost	43	13
Unrecognized net actuarial loss (gain)	3,609	2,464

Accrued post-retirement benefit cost included in other long-term liabilities	$(9,420)	$(8,682)

Net periodic post-retirement benefits cost included the following components (in thousands):

	2003	2002	2001

Service cost	$332	$201	$156
Interest cost on APBO	759	628	460
Prior service cost	6	3	3
Actuarial gain (loss)	120	10	(28)
Curtailment gain	-	(621)	-

	$1,217	$221	$591

The assumed health care cost trend rate used in measuring future benefit costs was 11%, gradually declining to 5% by 2010 and remaining at that level thereafter. A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $14,858,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 2003 of $1,391,000. Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $11,544,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $1,072,000 for the year ended December 31, 2003. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 6.0% and 6.5% as of December 31, 2003 and 2002, respectively. Due to facility closures at several locations a curtailment gain of $621,000 was recorded in 2002.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the company has chosen to defer recognition of the Act, and, accordingly, the post-retirement benefit obligations and net periodic post-retirement benefit cost do not reflect any potential impact of the legislation. The company has not yet determined what the impact of the legislation will be, if any, on the results of operations or financial position of the company.

(15) Accrued Liabilities

Accrued liabilities consist of (in thousands):

	2003	2002

Salaries and related benefits	$12,754	$12,297
Interest	7,126	7,169
Facility closure costs	740	1,016
Other	1,393	1,979

	$22,013	$22,461

(16) Supplemental Cash Flow Information

Non-cash disclosure related to the DSI acquisition in 2001:

Assets acquired	$172,912
Liabilities assumed	(25,026)

Cash paid	147,886
Less cash acquired	(44)

Payment for business acquired	$147,842

Non-cash investing and financing activities:

During 2003 the company decreased its intangible asset related to the hourly benefit pension plan in the amount of $103,000 and increased the related long-term liability of $926,000. The company decreased its intangible asset related to the SERP in the amount of $312,000 and decreased the related long-term liability in the amount of $127,000. The offset resulted in a minimum pension liability adjustment to equity of $861,000, net of tax benefit.

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

(17) Significant Business Concentrations

	2003	2002	2001

Customer Concentration
Total % sales from top 5 customers	18%	16%	16%

Foreign sales as % of total sales(a)	52%	45%	35%
Europe	40%	34%	29%
Asia Pacific	11%	9%	4%
Other (including Latin America)	2%	2%	2%

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

The 1998 Amended and Restated Non-employees Directors Stock Option Plan (“Directors’ Plan”) authorizes the grant of up to 425,000 shares of common stock to directors who are not otherwise full-time employees of the company. The options are exercisable for a period of ten years from the date of grant. The amended plan contains two types of option grants: (1) a base grant of an option for 7,500 shares which vests at a rate of 20% for each year of board service and (2) a performance grant of an option for 15,000 shares which has accelerated vesting if the stock of the company reaches certain price levels for 20 consecutive trading days and ultimately vests after eight years of service on the Board of Directors.

The following table sets forth the stock option transactions for the three years ended December 31, 2003:

		Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2000		1,157,795	$12.60
2001:	Granted	59,500	9.99
	Exercised	(76,775)	5.15
	Forfeited	(56,000)	15.17

Outstanding, December 31, 2001		1,084,520	12.85
2002:	Granted	75,000	6.10
	Exercised	(162,768)	3.33
	Forfeited	(57,151)	15.70

Outstanding, December 31, 2002		939,601	13.78
2003:	Granted	100,000	3.42
	Exercised	-	-
	Forfeited	(72,550)	12.91

Outstanding, December 31, 2003		967,051	12.78

At December 31, 2003 and 2002, the number of options exercisable was 644,851 and 623,001, respectively, and the weighted average exercise price of those options was $14.06 and $14.14, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$1.33 to7.83	236,000	6.9	$5.21	76,000	$6.86
9.00 to10.88	170,150	4.6	9.63	125,950	9.45
13.38 to13.75	305,901	4.7	13.58	277,901	13.56
19.44 to25.63	255,000	4.1	20.92	165,000	21.72

	967,051			644,851

The Executive Bonus Plan provides for bonus payments of a percentage of base salary based upon the company’s achievement of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the company’s earnings per share increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. The Executive Bonus Plan is subject to annual review by the Compensation Committee of the Board of Directors. No expense was recorded under the plan in 2003, 2002 or 2001.

(19) Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share data).

2003	March 31	June 30	Sept 30(3)	Dec 31(3)

Net sales	$104,666	$104,176	$93,651	$94,918
Gross profit	20,201	14,753	12,331	13,461
Net loss	(5,403)	(8,516)	(102,937)	(2,324)
Basic loss per share	(0.76)	(1.21)	(14.57)	(0.33)
Diluted loss per share	(0.76)	(1.21)	(14.57)	(0.33)

2002	March 31	June 30	Sept 30	Dec 31(2)

Net sales	$97,158	$105,124	$97,594	$97,323
Gross profit	18,606	23,807	20,044	10,050
Net income (loss)	394	2,556	1,143	(58,087)
Basic earnings (loss) per share	0.06	0.36	0.16	(8.22)
Diluted earnings (loss) per share	0.06	0.36	0.16	(8.22)

2001(a)	March 31	June 30(1)	Sept 30	Dec 31

Net sales	$90,344	$102,081	$100,858	$101,038
Gross profit	13,740	16,854	12,098	8,741
Net income (loss)	2,858	(8,377)	(5,832)	(7,462)
Basic earnings (loss) per share	0.42	(1.22)	(0.84)	(1.08)
Diluted earnings (loss) per share	0.41	(1.22)	(0.84)	(1.08)

(a)    On April 18, 2001, we acquired Rexam DSI for a purchase price of $140.0 million (see note 11).

(1)    During the second quarter of 2001, the company ceased operations at our Fitchburg, Massachusetts, facility and recorded facility closure expenses of $20.7 million.

During 2001, we ceased operations at our Rochester, Michigan, facility. Closure costs of $12.6 million were offset by $12.5 million in proceeds from the sale of technology.

(2)    During the fourth quarter of 2002, we recorded a goodwill impairment charge of $42.9 million, before taxes.

(3)    During the third quarter of 2003, we recorded a goodwill impairment charge of $92.3 million, and in the fourth quarter of 2003 we recorded a fixed asset impairment charge of $1.4 million before taxes. Also in the fourth quarter of 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark,Inc. and our German operations.

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

The company's reportable operating segments include: German operations and North American operations. Each operating segment consists of facilities with common management, with significant marketing and manufacturing overlap. Each produce specialty papers, nonwoven materials and composite materials.

German operations produce and market technical specialties, which include filter media and base materials such as wallcovering and coated abrasives (sandpaper). This segment encompasses FiberMark Gessner and FiberMark Lahnstein.

North American operations produce and market materials in three product families: publishing and packaging (decorative covering materials, primarily latex-saturated, for publishing, specialty packaging and related niche applications); technical specialties (a wide variety of high performance materials including masking tape base); and office products (cover materials and binding tapes). This segment encompasses the U.S. facilities and the U.K. facility. The U.K. operation is managed as a stand alone business which supports the North American operations through specialty converting and service of niche markets.

In the third quarter of 2002, the company announced the consolidation of its primarily U.S.-based facilities into a single segment. Therefore, in 2003, the results of former product families, Technical and Office Products, Durable Specialties, and Decorative Specialties, which includes the U.K. based subsidiary of FiberMark Red Bridge International Ltd., have been consolidated into the North American Operations operating segment. In addition, due to the sale of our North American engine filter media business, the industrial filtration business previously included in the German Operations and Filter Media Segment was moved to the North American Operations segment. Prior periods have been restated into the current segment presentation.

(20)  Segment Information, (continued):

The following table categorizes net sales in each product family into the appropriate operating segment.

	(In Thousands)
	Operating Segment

12 months ended December 31, 2003	German	North American
Net sales	Operations	Operations	Total

Product Family
Office Products	$-	$75,540	$75,540
Publishing and Packaging	-	88,847	88,847
Technical Specialties	183,177	49,847	233,024

	$183,177	$214,234	$397,411

12 months ended December 31, 2002	German	North American
Net sales	Operations	Operations	Total

Product Family
Office Products	$-	$81,853	$81,853
Publishing and Packaging	-	98,850	98,850
Technical Specialties	153,098	63,398	216,496

	$153,098	$244,101	$397,199

12 months ended December 31, 2001	German	North American
Net sales	Operations	Operations	Total

Product Family
Office Products	$-	$84,319	$84,319
Publishing and Packaging	-	73,269	73,269
Technical Specialties	135,799	100,934	236,733

	$135,799	$258,522	$394,321

(20)  Segment Information, (continued):

The following table details selected financial data by operating segment.

	(In Thousands)
	Operating Segments

	North American	German
	Operations	Operations	Total

12 months ended December 31, 2003

Net sales	$214,234	$183,177	$397,411

Income (loss) from operations	$(105,050)	$27,320	$(77,730)

Depreciation and amortization	$12,605	$4,398	$17,003

Total assets	$215,175	$184,532	$399,707

12 months ended December 31, 2002

Net sales	$244,101	$153,098	$397,199

Income (loss) from operations	$(28,798)	$24,290	$(4,508)

Depreciation and amortization	$12,272	$3,563	$15,835

Total assets	$344,273	$149,642	$493,915

12 months ended December 31, 2001

Net sales	$258,522	$135,799	$394,321

Income (loss) from operations	$(11,799)	$18,300	$6,501

Depreciation and amortization	$13,608	$3,494	$17,102

Total assets	$401,629	$115,310	$516,939

(20)  Segment Information, (continued):

Information concerning principal geographic areas is as follows (in thousands):

Net sales(a)	2003	2002	2001

North America	$188,578	$217,345	$256,309
Europe	160,012	135,181	114,353
Pacific Rim	42,093	36,263	15,773
Other	6,728	8,410	7,886

Total	$397,411	$397,199	$394,321

(a)  Revenues are attributed to regions based on product shipment destination.

Property, plant and equipment, net	2003	2002	2001

North American operations	$147,916	$149,814	$147,830
German operations	100,278	75,692	63,554

Total	$248,194	$225,506	$211,384

Net assets (liabilities)	2003	2002	2001

North American operations	$(181,239)	$(38,249)	$29,651
German operations	112,387	74,478	50,886

Total	$(68,852)	$36,229	$80,537

(21) Consolidating Financial Statements

Below are consolidating statements of operations and statements of cash flows for FiberMark, Inc. for the three years ended December 31, 2003, 2002 and 2001, and consolidating balance sheets as of December 31, 2003 and 2002 (in thousands).

CONSOLIDATING BALANCE SHEETS	December 31, 2003

				Consolidated
ASSETS	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Current assets:
Cash	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill, net	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	-	1,601	-	1,601
Other pension assets	3,588	-	-	3,588

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Retained earnings (Accumulated deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders' equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF OPERATIONS	Year ended December 31, 2003

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Net sales	$214,234	$183,177	$-	$397,411

Cost of sales	192,206	144,459	-	336,665

Gross profit	22,028	38,718	-	60,746

Selling, general and administrative expenses	32,549	11,398		43,947
Restructuring and facility closure expense	882	-	-	882
Asset impairment charges	93,647	-	-	93,647

Income (loss) from operations	(105,050)	27,320	-	(77,730)

Foreign exchange transaction gain	(3,990)	-	-	(3,990)
Other (income) expense, net	2,681	(572)	-	2,109
Equity in subsidiary income	(20,055)		20,055	-
Interest expense	35,375	364	(364)	35,375
Interest income	(364)	(229)	364	(229)

Income (loss) before income taxes	(118,697)	27,757	(20,055)	(110,995)

Income tax expense	483	7,702	-	8,185

Net income (loss)	$(119,180)	$20,055	$(20,055)	$(119,180)

CONSOLIDATING STATEMENTS OF CASH FLOWS	Year ended December 31, 2003

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(119,180)	$20,055	$(20,055)	$(119,180)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,605	4,398	-	17,003
Amortization of bond discount	173	-	-	173
Amortization of deferred gain	(222)	-	-	(222)
Equity in subsidiary income	(20,055)	-	20,055	-
Asset impairment charges	93,647	-	-	93,647
Foreign exchange transaction gain	3,990	-	(3,990)	-
Deferred taxes	27	(2,178)	-	(2,151)
Changes in operating assets and liabilities:
Accounts receivable	4,152	(2,939)	-	1,213
Inventories	7,164	(2,081)	-	5,083
Prepaid expenses	(314)	282	-	(32)
Other long-term assets	-	(16)	-	(16)
Accounts payable	(5,562)	(986)	-	(6,548)
Accrued other current liabilities	(3,163)	1,599	-	(1,564)
Intercompany accounts, net	13,676	4	(13,680)	-
Other long-term liabilities	747	902	-	1,649
Accrued income taxes payable	4,430	(364)	-	4,066

Net cash provided by (used in) operating activities	(7,885)	18,676	(17,670)	(6,879)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,210)	(12,620)	-	(23,830)
Increase in other intangible assets	-	(229)	-	(229)

Net cash used in investing activities	(11,210)	(12,849)	-	(24,059)

Cash flows from financing activities:
Proceeds from issuance of bank debt	5,595	-	-	5,595
Net borrowings under revolving credit line	2,753	2,805	-	5,558
Repayment of debt	(7,325)	-	-	(7,325)
Net borrowings (repayments) under intercompany notes	10,361	(27,783)	17,422	-
Capital reserve	-	(66)	66	-
Debt issuance costs	(2,861)	-	-	(2,861)

Net cash provided by (used in) financing activities	8,523	(25,044)	17,488	967

Effect of exchange rate changes on cash	(2,949)	3,282	182	515

Net decrease in cash	(13,521)	(15,935)	-	(29,456)

Cash at beginning of year	12,535	23,032	-	35,567

Cash at end of year	$(986)	$7,097	$-	$6,111

CONSOLIDATING BALANCE SHEETS	December 31, 2002

				Consolidated
ASSETS	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Current assets:
Cash	$12,535	$23,032	$-	$35,567
Accounts receivable, net of allowances	26,062	24,681	(357)	50,386
Inventories	46,230	18,339	-	64,569
Prepaid expenses	1,183	408	-	1,591

Total current assets	86,010	66,460	(357)	152,113

Property, plant and equipment, net	149,814	75,692	-	225,506
Goodwill, net	93,344	5,116	-	98,460
Intercompany note receivable	13,676	-	(13,676)	-
Investment in subsidiaries	76,487	-	(76,487)	-
Other intangible assets, net	10,438	1,040	-	11,478
Other long-term assets	13	1,334	-	1,347
Other pension assets	5,011	-	-	5,011

Total assets	$434,793	$149,642	$(90,520)	$493,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion long-term debt	$3,188	$-	$-	$3,188
Accounts payable	16,113	11,427	(196)	27,344
Accrued liabilities	17,910	4,551	-	22,461
Accrued income taxes payable	(3,498)	7,828	-	4,330
Deferred income taxes	-	538	-	538

Total current liabilities	33,713	24,344	(196)	57,861

Long-term liabilities:
Long-term debt, less current portion	341,073	-	-	341,073
Intercompany notes payable	-	15,846	(15,846)	-
Deferred income taxes	56	14,896	-	14,952
Other long-term liabilities	23,722	20,078	-	43,800

Total long-term liabilities	364,851	50,820	(15,846)	399,825

Total liabilities	398,564	75,164	(16,042)	457,686

Stockholders' equity:
Preferred stock	-	-	-	-
Common stock	7	27	(27)	7
Additional paid-in capital	65,496	29,210	(29,210)	65,496
Retained earnings (Accumulated deficit)	(29,931)	42,164	(42,164)	(29,931)
Accumulated other comprehensive income	692	3,077	(3,077)	692
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity	36,229	74,478	(74,478)	36,229

Total liabilities and stockholders' equity	$434,793	$149,642	$(90,520)	$493,915

CONSOLIDATING STATEMENTS OF OPERATIONS	Year ended December 31, 2002

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Net sales	$244,101	$153,098	$-	$397,199

Cost of sales	203,743	120,949	-	324,692

Gross profit	40,358	32,149	-	72,507

Selling, general and administrative expenses	28,847	8,357	-	37,204
Restructuring and facility closure reversal	(70)	-	-	(70)
Sale of technology	(2,499)	(498)	-	(2,997)
Asset impairment charges	42,878	-	-	42,878

Income (loss) from operations	(28,798)	24,290	-	(4,508)

Other (income) expense, net	1,547	(83)	-	1,464
Equity in subsidiary income	(13,067)	-	13,067	-
Interest expense	35,317	2,166	(2,166)	35,317
Interest income	(2,187)	(706)	2,166	(727)

Income (loss) before income taxes	(50,408)	22,913	(13,067)	(40,562)

Income tax expense	3,586	9,846	-	13,432

Net income (loss)	($53,994)	$13,067	($13,067)	($53,994)

CONSOLIDATING STATEMENTS OF CASH FLOWS	Year ended December 31, 2002

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(53,994)	$13,067	$(13,067)	$(53,994)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,272	3,563	-	15,835
Amortization of bond discount	173	-	-	173
Equity in subsidiary income	(13,067)	-	13,067	-
(Gain) loss on closure of facilities	(705)	-	-	(705)
(Gain) loss on sale of technology	(2,997)	-	-	(2,997)
(Gain) loss on sale of property, plant and equipment	936	-	-	936
Goodwill impairment charges	42,878	-	-	42,878
Deferred taxes	12,887	2,420	-	15,307
Changes in operating assets and liabilities:
Accounts receivable	1,826	(850)	-	976
Inventories	882	1,169	-	2,051
Prepaid expenses	224	-	-	224
Other long-term assets	501	(230)	-	271
Accounts payable	(1,367)	(63)	-	(1,430)
Accrued other current liabilities	(6,492)	(28)	-	(6,520)
Intercompany accounts, net	20,805	(563)	(20,242)	-
Other long-term liabilities	300	685	-	985
Accrued income taxes payable	(1,249)	4,264	-	3,015

Net cash provided by (used in) operating activities	13,813	23,434	(20,242)	17,005

Cash flows from investing activities:
Additions to property, plant and equipment	(11,921)	(4,115)	-	(16,036)
Investment in subsidiary	-	(12)	12	-
Net proceeds from sale of technology	3,396	-	-	3,396
Net proceeds from sale of property, plant and equipment	597	-	-	597
Increase in other intangible assets	-	(210)	-	(210)

Net cash provided by (used in) investing activities	(7,928)	(4,337)	12	(12,253)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	-	-	1,938
Net proceeds from exercise of stock options	542	-	-	542
Net borrowings under revolving credit line	2,365	-	-	2,365
Repayment of debt	(2,082)	-	-	(2,082)
Net repayments under intercompany notes	-	(19,589)	19,589	-
Capital reserve	-	(25)	25	-
Debt issuance costs	(227)	-	-	(227)

Net cash provided by (used in) financing activities	2,536	(19,614)	19,614	2,536

Effect of exchange rate changes on cash	762	3,635	616	5,013

Net increase in cash	9,183	3,118	-	12,301

Cash at beginning of year	3,352	19,914	-	23,266

Cash at end of year	$12,535	$23,032	$-	$35,567

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2001

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Net sales	$258,522	$135,799	$-	$394,321

Cost of sales	233,623	109,265	-	342,888

Gross profit	24,899	26,534	-	51,433

Selling, general and administrative expenses	23,041	8,234	-	31,275
Restructuring and facility closure expense	25,993	-	-	25,993
Sale of technology	(12,336)	-	-	(12,336)

Income (loss) from operations	(11,799)	18,300	-	6,501

Other expense, net	5,386	1,243	-	6,629
Equity in subsidiary income	(8,419)	-	8,419	-
Interest expense	26,855	2,742	(2,046)	27,551
Interest income	(2,046)	(425)	2,046	(425)

Income (loss) before income taxes	(33,575)	14,740	(8,419)	(27,254)

Income tax (benefit) expense	(14,762)	6,321	-	(8,441)

Net income (loss)	(18,813)	8,419	(8,419)	(18,813)

CONSOLIDATING STATEMENTS OF CASH FLOWS	Year ended December 31, 2001

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(18,813)	$8,419	$(8,419)	$(18,813)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,608	3,494	-	17,102
Amortization of bond discount	121	-	-	121
Equity in subsidiary income	(8,419)	-	8,419	-
Loss on closure of facilities	27,217	-	-	27,217
Sale of technology	471	-	-	471
Gain on sale of property, plant and equipment	(12)	-	-	(12)
Deferred taxes	(14,237)	1,694	-	(12,543)
Changes in operating assets and liabilities:
Accounts receivable	17,889	(3,831)	-	14,058
Inventories	16,791	4,060	-	20,851
Prepaid expenses	443	39	-	482
Other long-term assets	(463)	-	-	(463)
Accounts payable	(8,006)	(399)	-	(8,405)
Accrued other current liabilities	5,535	(315)	-	5,220
Intercompany accounts, net	(38,548)	17	38,531	-
Other long-term liabilities	317	783	-	1,100
Accrued income taxes payable	(1,367)	123	-	(1,244)

Net cash provided by (used in) operating activities	(7,473)	14,084	38,531	45,142

Cash flows from investing activities:
Additions to property, plant and equipment	(22,994)	(4,749)	-	(27,743)
Investment in subsidiary	-	(11)	11	-
Net proceeds from sale of property, plant and equipment	1,545	-	-	1,545
Payments for businesses acquired	(147,842)	-	-	(147,842)
Increase in other intangible assets	(2,100)	(82)	-	(2,182)

Net cash provided by (used in) investing activities	(171,391)	(4,842)	11	(176,222)

Cash flows from financing activities:
Proceeds from issuance of bank debt	231,937	-	-	231,937
Net borrowings under revolving credit line	(38,933)	-	-	(38,933)
Stock repurchase	555	-	-	555
Repayment of debt	(2,519)	(38,693)	-	(41,212)
Net borrowings under intercompany notes	-	16,798	(16,798)	-
Capital reserve	-	22,129	(22,129)	-
Debt issuance costs	(8,921)	-	-	(8,921)

Net cash provided by (used in) financing activities	182,119	234	(38,927)	143,426

Effect of exchange rate changes on cash	97	(695)	385	(213)

Net increase in cash	3,352	8,781	-	12,133

Cash at beginning of year	-	11,133	-	11,133

Cash at end of year	$3,352	$19,914	$-	$23,266

(22) Voluntary Reorganization Under Chapter 11

Voluntary Bankruptcy Filing

On March 30, 2004, FiberMark, Inc., and its U.S. operations including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the ”Debtors”), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Vermont (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in- possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stayed most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors’ estates. Absent other order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Debtors may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Obligations under assumed contracts and leases must be satisfied in full, while pre-petition obligations and rejection damage claims associated with rejected contracts and leases will be treated as pre-petition unsecured claims. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, post-petition liabilities and certain pre-petition liabilities are given priority in payment, and generally all pre-petition unsecured claims must be satisfied before stockholders are entitled to any distribution.

Reorganization Plan

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization (the "Reorganization Plan") that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors have the exclusive right to solicit a plan of reorganization for 120 days from the date of filing the petition for relief, which period may be extended by the Bankruptcy Court. No Reorganization Plan has as yet been submitted to the Bankruptcy Court. The chapter 11 case was commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations, including current liabilities, the senior notes, and common equity securities. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ business, creditors or stockholders or whether or when we may subsequently emerge from chapter 11. The company's future results depend on the timely and successful confirmation and implementation of a Reorganization Plan.

Accounting Impact

The company will be required to follow the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Pursuant to SOP 90-7, the Debtors’ pre-petition liabilities that are subject to compromise will be reported separately on the consolidated balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. At December 31, 2003, no adjustments have been made in the consolidated financial statements to reflect the provisions of SOP 90-7.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the company's recurring operating losses and accumulated indebtedness, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FiberMark, Inc.
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period

Year Ended December 31, 2003 Allowances for possible losses on accounts receivable	$1,776	$1,519	$343	$2,952

Year Ended December 31, 2002 Allowances for possible losses on accounts receivable	$1,423	$566	$213	$1,776

Year Ended December 31, 2001 Allowances for possible losses on accounts receivable	$1,220	$1,025	$882	$1,423

See accompanying independent auditor’s report.

Item 15 (a) (3) Exhibits

Number	Description

2.1(10)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH (“Steinbeis”), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(10)	Acquisition Agreement dated September 15, 1999, by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(14)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(10)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(1)	Restated By-laws
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(1)	Specimen stock certificate
4.3(9)	Indenture dated as of October 15, 1996 (the “ 1996 Indenture”) among the company, CPG Co., Specialty Paperboard/Endura, Inc. (“Endura”) and the Wilmington Trust Company (“Wilmington”)
4.4(9)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(9)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(15)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(15)	Indenture dated as of April 18, 2001, (the “2001 Indenture”) among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(15)	Specimen Certificate of 10 ¾% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(15)	Specimen Certificate of 10 ¾% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(15)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(15)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
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

101

10.47
Third Amendment to Financing Agreement dated December 27, 2002 among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.48	Lease agreement dated May 30, 2002 between Group Three Properties, Inc. and FiberMark DSI, Inc.
10.49 (19)
Credit Agreement dated November 12, 2003 among FiberMark North America, Inc., FiberMark Lahnstein GmbH & Co. OHG, FiberMark Gessner GmbH & Co. OHG, FiberMark, Inc., and FiberMark Services GmbH & Co. KG, among GE Commercial Finance, Bayerische Hypo-Und Vereinsbank AG and BECC Capital Markets Group, Inc.

21	List of FiberMark subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Vice President and Chief Financial Officer

Notes to Exhibits

(1)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(2)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(4)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1993 (No. 0-20231).

(5)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed July 14, 1994.

(7)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-8 filed, July 18, 1994.

(8)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1994 (No. 0-20231).

(9)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

(10)	Previously filed.

(11)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-3, filed December 15, 1997.

(12)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(13)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(14)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K filed March 26, 2001.

(15)	Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(16)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

(17)	Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(18)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended March 31, 2002, filed May 15, 2002.

(19)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended September 30, 2003, filed November 14, 2003.

FiberMark, Inc.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 30th day of March 2004.

FiberMark, Inc.

By:	/s/ Alex Kwader

Alex Kwader Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Kwader and John E. Hanley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Alex Kwader	Chairman of the Board and Chief Executive Officer

Alex Kwader

/S/ Duncan Middleton	President and Director

Duncan Middleton

/S/ Brian C. Kerester	Director

Brian C. Kerester

/S/ Glenn S. McKenzie	Director

Glenn S. McKenzie

/S/ Elmar B. Schulte	Director

Elmar B. Schulte

/S/ Edward P. Swain, Jr.	Director

Edward P. Swain, Jr.

/S/ John E. Hanley	Vice President and

John E. Hanley	Chief Financial Officer

