Form 10-Q
period 2004-03-31
FIBERMARK INC
filed 2004-05-17
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

Commission File Number: 0-20231

FiberMark, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0429330 (I.R.S. Employer Identification No.)

161 Wellington Road, P.O. Box 498, Brattleboro, VT 05302
(Address of principal executive offices and zip code)

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

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of April 30, 2004.

FIBERMARK, INC.

FIBERMARK, INC.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003

(In thousands, except per share amounts)

Unaudited

	2004	2003

Net sales	$112,428	$105,270

Cost of sales	90,212	84,536

Gross profit	22,216	20,734

Selling, general and administrative expenses	12,088	12,238

Income from operations	10,128	8,496

Foreign exchange transaction loss	745	533
Other (income) expense, net	736	(43)
Interest expense, net (excluding post-petition contractual interest of $92 in 2004)	8,948	8,699
Reorganization expense	11,985	-

Loss before income taxes	(12,286)	(693)

Income tax expense	4,564	4,710

Net loss	$(16,850)	$(5,403)

Basic loss per share	$(2.38)	$(0.76)

Diluted loss per share	$(2.38)	$(0.76)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

Unaudited
	March 31,	December 31,
ASSETS	2004	2003

Current assets:
Cash	$14,025	$6,111
Accounts receivable, net of allowances	61,784	53,752
Inventories	66,129	63,443
Prepaid expenses	2,443	1,671

Total current assets	144,381	124,977

Property, plant and equipment, net	243,617	248,194
Goodwill	8,440	8,602
Other intangible assets, net	3,630	12,745
Other long-term assets	1,548	1,601
Other pension assets	3,457	3,588

Total assets	$405,073	$399,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Revolving credit line	$23,966	$5,906
Current portion of long-term debt	-	3,955
Accounts payable	18,823	23,168
Accrued liabilities	16,708	22,013
Accrued income taxes payable	5,833	9,930
Deferred income taxes	639	656

Total current liabilities not subject to compromise	65,969	65,628

Long-term liabilities:
Long-term debt	-	338,749
Deferred income taxes	15,134	15,528
Other long-term liabilities	44,654	48,654

Total long-term liabilities not subject to compromise	59,788	402,931

Liabilities subject to compromise	367,521	-

Total liabilities	493,278	468,559

Stockholders' deficit
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 and 7,066,226 shares issued and outstanding in 2004 and 2003	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(165,961)	(149,111)
Accumulated other comprehensive income	12,288	14,791
Less treasury stock, 3,800 shares at cost in 2004 and 2003	(35)	(35)

Total stockholders' deficit	(88,205)	(68,852)

Total liabilities and stockholders' deficit	$405,073	$399,707

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003

(In thousands)

Unaudited

	2004	2003

Cash flows from operating activities:
Net loss	$(16,850)	$(5,403)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,663	4,150
Amortization of bond discount	43	43
Amortization of deferred gain	-	(222)
Loss on disposal of intangible assets	-	35
Deferred income taxes	3	134
Reorganization costs	11,985	-
Reorganization payments	(1,993)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,028)	(4,163)
Inventories	(3,293)	(2,053)
Prepaid expenses	(777)	(325)
Other long-term assets	156	5
Accounts payable	1,423	(3,407)
Accrued pension and other liabilities	10,439	10,208
Accrued income taxes payable	(3,964)	1,032
Other long-term liabilities	25	(59)

Net cash used in operating activities	(7,168)	(25)

Cash flows used for investing activities:
Additions to property, plant and equipment	(1,952)	(9,608)
Decrease in other intangible assets	27	-

Net cash used in investing activities	(1,925)	(9,608)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,595
Net payments under revolving credit line	18,745	-
Repayment of debt	(778)	(1,927)
Debt issuance costs	(112)	-
Debt issuance costs due to reorganization	(350)	-

Net cash provided by financing activities	17,505	3,668

Effect of exchange rate changes on cash	(498)	684

Net increase (decrease) in cash	7,914	(5,281)

Cash at beginning of period	6,111	35,567

Cash at end of period	$14,025	$30,286
Supplemental cash flow information:

Interest paid	$311	$397
Income taxes paid	$7,909	$3,564

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003

(Unaudited)
 1.    Bankruptcy Filing

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the ”Debtors”), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Vermont (the "Bankruptcy Court"). The Debtor’s cases are being jointly administered as Case No. 04-10463. The Debtors have been and will continue to manage their properties and operate their businesses in the ordinary course of business as debtors-in possession (“DIP”) pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as DIP, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Under Section 362 of the Bankruptcy Code, the filing of bankruptcy petitions automatically stayed most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors’ estates. Absent any other order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization. The filing resulted in an immediate acceleration of $100.0 million in principal of the company's 9.375% senior non-amortizing notes and $230.0 million in principal of 10.75% senior non-amortizing notes, subject to the automatic stay.

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

The chapter 11 case was commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations including the senior notes. The company believes that the protection afforded by chapter 11 best preserves the Debtors’ ability to continue to serve their customers and preserve the value of their businesses, while they reorganize, and develop and implement a new strategic plan to de-leverage the company’s balance sheet and create an improved long-term capital structure. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ business, creditors or stockholders or whether or when we may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors have the exclusive right to solicit a plan of reorganization for 120 days from the date of filing the petition for relief, which period may be extended by the Bankruptcy Court. No plan of reorganization has as yet been submitted to the Bankruptcy Court. The company anticipates that most liabilities of the Debtors as of the date of the filing will be treated in accordance with one or more chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. Although the Debtors expect to file a plan that may provide for their emergence from chapter 11 during 2004, there can be no assurance that a plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, various creditors and equity holders, or when it may be possible for the Debtors to emerge from chapter 11

The ultimate treatment of and recovery, if any, by creditors and equity holders will not be determined until confirmation of a plan or plans of reorganization. FiberMark, Inc., and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

Since the filing, the company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million DIP credit facility. The 15-month DIP facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations will continue to be funded under an amended and restated credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP credit facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities mature on June 30, 2005, but may be extended for an additional 90 days at the request of the Debtors.

At hearings held on April 27, 2004, the Bankruptcy Court granted final approval of the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; (6) pay certain pre-petition claims of critical vendors; (7) pay certain pre-petition clams of mechanics and materialmen; (8) continue use of existing cash management system and bank accounts; (9) honor consignment arrangements; (10) provide for treatment of valid reclamation claims; and (11) enter into the new credit facility with GE Commercial Finance.

FiberMark, Inc., and the other Debtors have incurred, and will continue to incur significant reorganization expenses resulting from the filing and the continuing chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the company's results of operations.

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain employees generally.

While operating as DIP under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the chapter 11 cases have been segregated and classified as liabilities subject to compromise in the condensed consolidated balance sheets.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of filing. A bar date has yet to be set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the company in its current structure will continue as a going concern. The factors mentioned in Note 1, however, among other things, raise substantial doubt about the company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the company to continue as a going concern is dependent on a number of factors including, but not limited to, the company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the company's ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the company is forced to liquidate.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the company's Annual Report on Form 10-K.

The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities in the company's condensed consolidated balance sheet. The caption "liabilities subject to compromise" reflects the company's best current estimate of the amount of pre-petition claims that will be restructured in the company’s chapter 11 cases. In addition, the company's condensed consolidated statement of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items. In accordance with SOP 90-7, the company stopped accruing interest expense on its non-amortizing senior notes subsequent to March 30, 2004.

For the quarter ended March 31, 2004, certain historical foreign currency transaction gains (losses) were reclassified from net sales and cost of sales to a seperate line item to be consistent with current year presentation  The reclassification had no impact on the companies financial position or results of operations for the period ended March 31. 2003. The impact of the reclassification on the comparative quarter ended March 31, 2003 figures result in the increases (decreases) as follows (in thousands):

March 31, 2003

Net sales	$604
Cost of sales	71
Foreign exchange transaction loss	533

3.    Changes in Accounting Principles and Recently Issued Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE) - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the company's consolidated financial statements or disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in
SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the company's consolidated financial statements.

4.    Earnings (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the company's reported net loss follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,

	2004	2003

Numerator:
Loss available to common shareholders used in basic and diluted loss per share	$(16,850)	$(5,403)

Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*

Denominator for diluted loss per share:
Adjusted weighted average shares	7,066,226	7,066,226

Basic loss per share	$(2.38)	$(0.76)

Diluted loss per share	$(2.38)	$(0.76)

* For the three months ended March 31, 2004 and 2003, 17,033 incremental shares and 3,287 incremental shares, respectively, are not included because the effect would be antidilutive.

5.     Stock-Based Compensation

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

No compensation expense has been recognized for stock options granted under the plans during the three month periods ended March 31, 2004 and 2003, as any options granted were at exercise prices that equaled the market value at the date of the grant. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Net loss, as reported	$(16,850)	$(5,403)
Total stock based employee compensation expense determined under fair value method	(112)	(155)

Net loss, pro forma	$(16,962)	$(5,558)

Basic loss per share, as reported	$(2.38)	$(0.76)
Basic loss per share, pro forma	$(2.40)	$(0.79)

Diluted loss per share, as reported	$(2.38)	$(0.76)
Diluted loss per share, pro forma	$(2.40)	$(0.79)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: risk-free interest rate of 4.0%, dividend yield of $0, expected volatility of 48% and expected lives per the plan agreements. The company has not granted any options in 2004.

6.     Comprehensive Income (Loss)

Comprehensive loss for the three month periods ended March 31, 2004 and 2003, consists of net loss and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Net loss	$(16,850)	$(5,403)
Currency translation adjustment, net	(2,503)	2,768

Comprehensive loss	$(19,353)	$(2,635)

7.     Inventories

Inventories at March 31, 2004 and December 31, 2003, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw material	$ 21,384	$ 19,244
Work in progress	19,718	18,233
Finished goods	16,175	16,844
Finished goods on consignment	3,572	3,432
Stores inventory	4,106	4,067
Operating supplies	1,174	1,623

Total inventories	$ 66,129	$ 63,443

8.     Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of March 31, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Value		Accumulated Amortization

	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003

Amortizable intangible assets:	$2,113	$16,734	$401	$6,070
Acquired technology	846	846	53	42
Other	1,640	1,645	515	368

Total amortizable intangible assets	$4,599	$19,225	$969	$6,480

The total intangible amortization expense for the three months ended March 31, 2004 and 2003 was $756,000 and $431,000.

In connection with the chapter 11 filing, the company amended and restated the GE credit facility, originally initiated in November 2003, to exclude the North American borrowing base which has been included in a new DIP credit facility entered into on April 1, 2004, also with GE. Deferred finance costs associated with the North American borrowing base on the original facility of $1,328,000 were written off and are reported as reorganization expenses. Also, in connection with the chapter 11 filing the company wrote-off and recorded in reorganization expenses, $7,447,000 relating to the remaining balance on the deferred finance costs associated with the senior non-amortizing notes.

For the period ended March 31, 2004, the company had $8,440,000 of goodwill, which is all associated with foreign entities. The change in the goodwill for the quarter ended March 31, 2004 is the result of exchange rate fluctuations upon consolidation of the foreign subsidiaries.

9.     Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Net sales
Product Family

Office products	$-	$19,652	$19,652	$-	$19,464	$19,464
Publishing and packaging	-	23,364	23,364	-	23,320	23,320
Technical specialties	55,565	13,847	69,412	48,323	14,163	62,486

	$55,565	$56,863	$112,428	$48,323	$56,947	$105,270

9.      Segment Information (continued):

The following table presents selected financial data for each of our operating segments for the three month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

	Operating Segments			Operating Segments

	German	North American		German	North American
	Operations	Operations	Total	Operations	Operations	Total

Total sales	$56,326	$57,851	$114,177	$48,323	$57,568	$105,891
Less: inter-segment net sales	(761)	(988)	(1,749)	-	(621)	(621)

Total net sales	$55,565	$56,863	$112,428	$48,323	$56,947	$105,270

Income (loss) from operations	$12,146	$(2,018)	$10,128	$10,666	$(2,170)	$8,496

Depreciation and amortization	$1,290	$3,373	$4,663	$1,070	$3,080	$4,150

10.   Restructuring Expense

Severance payments related to restructuring actions initiated during 2003 will continue into the third quarter of 2004.

The following table reconciles the restructuring liability from the beginning to the end of the quarter (in thousands):

	Balance December 31, 2003	Expense	Payments	Balance March 31, 2004

Severance costs	$1,475	$0	$253	$1,222

11.   Pension and Post-retirement Benefits

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132R, Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans, including the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003, for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. The components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Post-Retirement Benefits

	2004	2003	2004	2003

Service cost	$341,000	$269,000	$91,000	$83,000
Interest cost	744,000	696,000	195,000	190,000
Return on asset	(339,000)	(278,000)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	1,000	-	-
Unrecognized prior service cost	103,000	103,000	2,000	1,000
Unrecognized net loss	275,000	236,000	37,000	30,000
Recognized settlement loss	190,000	-	-	-

Net periodic benefit cost	$1,314,000	$1,027,000	$325,000	$304,000

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provide in FASB Staff Position SFAS No. 106-1, the company has chosen to defer recognition of the Act, and, accordingly, the post-retirement benefit obligations and net periodic post-retirement benefit cost do not reflect any potential impact of the legislation. The company has not yet determined what the impact of the legislation will be, if any, on the results of operations of financial position of the company.

12.   Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statement of operations for the three months ended March 31, 2004 consist of:

Professional fees	$1,993,000
Write-off unamortized bond discount	1,217,000
Write-off of deferred finance cost	8,775,000

Reorganization expenses	$11,985,000

13.   Debtor Financial Information

The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the company, which are eliminated in the consolidated financial statements.

Condensed Combined Statement of Operations (in thousands):
Quarter ended March 31, 2004

Net sales	$53,325

Cost of sales	46,982

Gross profit	6,343

Selling, general and administrative expenses	8,610

Loss from operations	(2,267)

Other expense, net	800
Interest expense, net	9,037
Equity in income from subsidiaries	(7,239)
Reorganization expense	11,985

Loss before income taxes	(16,850)

Income tax expense	-

Net loss	$(16,850)

    Condensed Combined  Balance Sheet (in thousands):

ASSETS	March 31, 2004	December 31, 2003

Current assets:
Cash	$5,128	$-
Accounts receivable, net of allowances	21,521	18,451
Inventories	39,627	36,168
Prepaid expenses	2,115	1,293

Total current assets	68,391	55,912

Property, plant and equipment, net	143,463	145,692
Intercompany receivable	3,601	3,530
Investment in subsidiaries	89,140	115,888
Other long-term assets	5,820	14,905

Total assets	$310,415	$335,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$-	$2,753
Current portion of long-term debt	-	3,955
Accounts payable	4,589	11,423
Accrued liabilities	8,985	15,040
Accrued income taxes payable	311	376

Total current liabilities not subject to compromise	13,885	33,547

Long-term liabilities:
Long-term debt	-	338,749
Other long-term liabilities	19,416	33,266

Total long-term liabilities not subject to compromise	19,416	372,015

Liabilities subject to compromise	367,521	-

Total liabilities	400,822	405,562

Stockholders' Deficit	(90,407)	(69,635)

Total liabilities and stockholders’ deficit	$310,415	$335,927

  Condensed Combined Statement of Cash Flows (in thousands):

Net cash used in operating activities	$(10,358)
Net cash used in investing activities	(441)
Net cash provided by financing activities	16,881
Effect of exchange rates on cash	(954)

Increase in cash and cash equivalents	5,128

Cash at beginning of period	-

Cash at end of period	$5,128

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of March 31, 2004 (in thousands):

Accounts payable	$5,438
Accrued interest payable (formerly included in accrued liabilities)	15,537
Long-term debt	343,186
Other long-term liabilities	3,360

Liabilities subject to compromise	$367,521

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004 chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the first quarter of 2004 was less than $0.1 million.

14.   Long-term Debt

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The filing resulted in an immediate acceleration of $100.0 million in principal of the company's 9.375% senior non-amortizing notes and $230.0 million in principal of 10.75% senior non-amortizing notes, subject to the automatic stay. Outstanding balances for the senior non-amortizing notes have been reclassified to liabilities subject to compromise. In accordance with the filing the company wrote-off and recorded in reorganization expenses $1.2 million of unamortized bond discounts associated with the senior non-amortizing notes.

15.   Consolidating Financial Statements

Below are consolidating statements of operations and statements of cash flow for the three months ended March 31, 2004 and 2003, and consolidating balance sheets as of March 31, 2004 and December 31, 2003 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Quarter ended March 31, 2004

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Net sales	$56,863	$55,565	$-	$112,428

Cost of sales	49,803	40,409	-	90,212

Gross profit	7,060	15,156	-	22,216

Selling, general and administrative expenses	9,078	3,010	-	12,088

Income (loss) from operations	(2,018)	12,146	-	10,128

Foreign exchange transaction loss	-	745	-	745
Other (income) expense, net	793	(57)	-	736
Equity in subsidiary income	(7,122)	-	7,122	-
Interest expense	9,109	126	(287)	8,948
Interest income	-	(287)	287
Reorganization expense	11,985	-	-	11,985

Income (loss) before income taxes	(16,783)	11,619	(7,122)	(12,286)

Income tax expense	67	4,497		4,564

Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

CONSOLIDATING STATEMENTS OF OPERATIONS	Quarter ended March 31, 2003

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Net sales	$56,947	$48,323	$-	$105,270

Cost of sales	49,265	35,271	-	84,536

Gross profit	7,682	13,052	-	20,734

Selling, general and administrative expenses	9,852	2,386	-	12,238

Income (loss) from operations	(2,170)	10,666	-	8,496

Foreign exchange transaction loss	-	533	-	533
Other (income) expense, net	354	(397)	-	(43)
Equity in subsidiary income	(5,724)	-	5,724	-
Interest expense	8,799	331	(331)	8,799
Interest income	(331)	(100)	331	(100)

Income (loss) before income taxes	(5,268)	10,299	(5,724)	(693)

Income tax expense	135	4,575	-	4,710

Net income (loss)	$(5,403)	$5,724	$(5,724)	$(5,403)

CONSOLIDATING BALANCE SHEETS	March 31, 2004

				Consolidated
ASSETS	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Current assets:
Cash	$7,072	$6,953	$-	$14,025
Accounts receivable, net of allowances	24,931	36,858	(5)	61,784
Inventories	43,033	23,096	-	66,129
Prepaid expenses	2,280	163	-	2,443

Total current assets	77,316	67,070	(5)	144,381

Property, plant and equipment, net	145,670	97,947	-	243,617
Goodwill, net	2,450	5,990	-	8,440
Investment in subsidiaries	83,916	32	(83,948)	-
Other intangible assets, net	2,363	1,267	-	3,630
Other long-term assets	-	1,548	-	1,548
Other pension assets	3,457	-	-	3,457

Total assets	$315,172	$173,854	$(83,953)	$405,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$-	$23,966	$-	$23,966
Accounts payable	6,857	11,983	(17)	18,823
Accrued liabilities	9,034	7,674	-	16,708
Accrued income taxes payable	463	5,370	-	5,833
Deferred income taxes	-	639	-	639

Total current liabilities not subject to compromise	16,354	49,632	(17)	65,969

Long-term liabilities:
Long-term debt, less current portion	-	-	-	-
Intercompany notes payable	-	(1,697)	1,697	-
Deferred income taxes	86	15,048	-	15,134
Other long-term liabilities	19,416	25,238	-	44,654

Total long-term liabilities not subject to compromise	19,502	38,589	1,697	59,788

Liabilities subject to compromise	367,521	-	-	367,521

Total liabilities	403,377	88,221	1,680	493,278

Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	32	(32)	7
Additional paid-in capital	65,496	3,256	(3,256)	65,496
Retained earnings (Accumulated deficit)	(165,961)	69,341	(69,341)	(165,961)
Accumulated other comprehensive income	12,288	13,004	(13,004)	12,288
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(88,205)	85,633	(85,633)	(88,205)

Total liabilities and stockholders' equity (deficit)	$315,172	$173,854	$(83,953)	$405,073

CONSOLIDATING BALANCE SHEETS	December 31, 2003

				Consolidated
ASSETS	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Current assets:
Cash	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill, net	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	-	1,601	-	1,601
Other pension assets	3,588	-	-	3,588

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Retained earnings (Accumulated deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders' equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter ended March 31, 2004

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,373	1,290	-	4,663
Amortization of bond discount	43	-	-	43
Equity in subsidiary income	(7,122)	-	7,122	-
Deferred income taxes	3	-	-	3
Reorg Costs	11,985	-	-	11,985
Cash used for reorganization	(1,993)	-	-	(1,993)
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(5,650)	-	(9,028)
Inventories	(3,967)	674	-	(3,293)
Prepaid expenses	(783)	6	-	(777)
Other long-term assets	156		-	156
Accounts payable	1,744	(321)	-	1,423
Accrued pension and other current liabilities	9,824	615	-	10,439
Other long-term liabilities	(129)	154	-	(25)
Accrued income taxes payable	(469)	(3,495)	-	(3,964)

Net cash provided by (used in) operating activities	(7,563)	395	-	(7,168)

Cash flows from investing activities:
Additions to property, plant and equipment	(486)	(1,466)	-	(1,952)
Increase in other intangible assets	(25)	52	-	27

Net cash used in investing activities	(511)	(1,414)	-	(1,925)

Cash flows from financing activities:
Net borrowings under revolving credit line	(2,753)	21,498	-	18,745
Repayment of debt	(778)	-	-	(778)
Net borrowings (repayments) under intercompany notes	8,823	(8,186)	(637)	-
Dividend, net	12,051	(12,338)	287	-
Debt issuance costs	(112)	-	-	(112)
Debt issuance costs due to reorganization	(350)	-	-	(350)

Net cash provided by (used in) financing activities	16,881	974	(350)	17,505

Effect of exchange rate changes on cash	(749)	(99)	350	(498)

Net increase (decrease) in cash	8,058	(144)	-	7,914

Cash at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$7,072	$6,953	$-	$14,025

Supplemental cash flow information:
Non-cash investing activities
Settlement of intercompany loans through dividends	$18,897	$(18,897)	$-	$-

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter ended March 31, 2003

				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(5,403)	$5,724	$(5,724)	$(5,403)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,080	1,070	-	4,150
Amortization of bond discount	43	-	-	43
Amortization of deferred gain	(222)	-	-	(222)
Equity in subsidiary income	(5,724)	-	5,724	-
Loss on disposal of intangible asset	-	35	-	35
Deferred taxes	134	-	-	134
Changes in operating assets and liabilities:
Accounts receivable	1,111	(5,274)	-	(4,163)
Inventories	(2,631)	578	-	(2,053)
Prepaid expenses	(349)	24	-	(325)
Other long-term assets	5	-	-	5
Accounts payable	(2,731)	(676)	-	(3,407)
Accrued pension and other liabilities	9,658	550	-	10,208
Intercompany accounts, net	9,803	662	(10,465)	-
Other long-term liabilities	(205)	146	-	(59)
Accrued income taxes payable	16	1,016	-	1,032

Net cash provided by (used in) operating activities	6,585	3,855	(10,465)	(25)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,462)	(2,146)	-	(9,608)

Net cash used in investing activities	(7,462)	(2,146)	-	(9,608)

Cash flows from financing activities:
Proceeds from the issuance of debt	5,595	-	-	5,595
Repayment of debt	(1,927)	-	-	(1,927)
Net borrowings (repayments) under intercompany notes	-	(10,585)	10,585	-
Capital reserve	-	(16)	16	-

Net cash provided by (used in) financing activities	3,668	(10,601)	10,601	3,668

Effect of exchange rate changes on cash	52	768	(136)	684

Net increase (decrease) in cash	2,843	(8,124)	-	(5,281)

Cash at beginning of period	12,535	23,032	-	35,567

Cash at end of period	$15,378	$14,908	$-	$30,286

16.   Subsequent Event

On April 1, 2004, the company entered into a DIP credit facility with GE Commercial Finance, and received final approval of such facility from the Bankruptcy Court on April 27, 2004. The new facility provides for up to $30 million to support the company and its U.S. subsidiaries' undertakings. Borrowings under the new credit facility will bear interest at the company’s discretion based on the terms of the new credit facility. The facility matures on June 30, 2005, but may be extended for an additional 90 days at the request of the Debtors. The commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. Our German operations continue to be funded under an amended and restated credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP without material modification, together with an additional restriction on the amount of funds that can be transferred from Germany to support North American operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report on Form 10-K.

Consolidated net sales for the quarter ended March 31 were $112.4 million in 2004 compared with $105.3 million in 2003, an increase of $7.1 million or 6.7%. Currency translation increased first-quarter 2004 sales by $8.1 million compared with 2003. Net of currency translation, current year net sales declined by $1.0 million or 1.0% versus last year.

Consolidated net losses were $16.9 million in the first quarter of 2004, compared with losses of $5.4 million in 2003. The following factors accounted for most of the change in net loss from 2003 to 2004.
  Reorganization expenses related to chapter 11 amounted to $12.0 million
  Other expenses increased to $0.8 million in 2004 compared with 2003 largely due to higher amortization of additional deferred financing costs as a result of the GE facility obtained in November 2003
  Increase in income from operations of $1.6 million
Sales from German Operations

Net sales from German operations in the first quarter of 2004 were $55.6 million compared with $48.3 million in the prior-year quarter, an increase of $7.3 million or 15.1%. Excluding the translation effects of a stronger euro, which accounted for $8.1 million in sales for the first quarter compared with the prior-year quarter, sales from German operations declined by $0.8 million or 1.7%. Declines in vacuum bag filter media, abrasive base, coating base and printing materials offset higher sales in transportation filter media and nonwoven wallcovering base. Sales in tape base materials were essentially flat. In vacuum bag filtration, sales within Europe increased, but sales into the U.S. market continued to lag due to factors including lower cost media substitutes, imported finished products from China and bagless vacuum cleaners. First quarter sales in automotive filtration improved despite an industry softening in original equipment demand.

Sales from North American Operations

First-quarter 2004 net sales from North American operations were $56.9 million compared with $56.9 million in the prior-year quarter, essentially unchanged. Modest gains came from office products and publishing and packaging, offset by slightly larger declines in technical specialties. Sequentially, we began to see improvement in North America, slightly beyond the normal seasonal improvement expected between the fourth quarter and the first quarter.

Sales of publishing and packaging products were essentially unchanged at $23.4 million in the first quarter of 2004 compared with $23.3 million in the same 2003 period, an increase of $0.1 million or 0.4%. Overall publishing sales declined compared with the prior-year period, with a continuation of weak elementary/high-school textbook business. Several publishing markets showed unfavorable comparisons, including legal publishing (due to share losses to technologies such as CD ROM and the Internet); religious publishing (due to the absence of a one-time 2003 book publication) and small market share declines in general publishing due primarily to aggressive competitive pricing. Packaging sales, which represent a small portion of this market segment, grew significantly due to successful new business development initiatives.

Sales in office products were $19.7 million in the first quarter of 2004 compared with $19.5 million in the same 2003 period, an increase of $0.2 million or 1.0%, primarily due to modest industry improvement offset by continuing pressures from competitive substitute materials. In general, sales levels reflect the market maturity of paper-based office supplies, such as file folders, presentation covers, ring binders and school notebooks, in which our cover materials are primarily used. Modest gains were also achieved in market penetration of the graphic design market, particularly with new products.

Technical specialties sales were $13.8 million in 2004 compared with $14.2 million in 2003, a decline of $0.4 million or 2.8%, primarily due to lower sales in our graphic arts (matboard) business due to market share and customer inventory corrections.

Company-wide Data

Gross profit in 2004 was $22.2 million, or 19.8% of sales, compared with $20.7 million, or 19.7% of sales in 2003. The primary positive and negative factors accounting for the $1.5 million net increase in gross profit were:
  Lower costs of trial runs for product transfers and new products of approximately $1.5 million
  Reduced variable costs, including labor, of $1.4 million
  Lower fixed overhead due to plant consolidations, partially offset by initial inefficiency in transferring production, totaling $1.0 million
  Foreign currency translation benefits of $2.1 million
  Weaker product mix, which decreased margins by $2.7 million
  Price reductions of $0.7 million, primarily in nonwoven wallcovering markets
  Higher energy costs of $0.4 million
Selling, general and administrative expenses were $12.1 million in 2004 compared with $12.2 million in 2003, a decrease of 0.8%. Foreign exchange translation effects increased SG&A by $0.4 million. Benefits costs, plus higher professional and legal fees for ongoing business operations, were offset by cost reduction programs initiated during 2003.

Foreign exchange losses of $0.7 million and $0.5 million were recorded in 2004 and 2003, respectively as German operations experienced losses upon conversion of dollar-based receivables and payables into euros.

Other expenses increased to $0.7 million in 2004 compared with 2003 largely due to higher amortization of additional deferred financing costs as a result of the GE facility obtained in November 2003.

Interest expense rose to $8.9 million in 2004 compared with $8.7 million in 2003, primarily due to higher net borrowings.

Reorganization expenses related to the chapter 11 proceedings were $12.0 million in 2004, including professional fees of $2.0 million, the write-off of $1.2 million in unamortized bond discounts and the write-off of $8.8 million in deferred financing costs. There were no comparable expenses in 2003.

Income taxes were $4.6 million in 2004 compared with $4.7 million in 2003. Our taxes relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The net loss for 2004 was $16.9 million, or $2.38 per share, compared with a net loss in 2003 of $5.4 million, or $0.76 per share, for reasons described above.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The chapter 11 proceeding will have immediate material effects on the company’s liquidity.

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003 (the “Pre-Petition Facility”) and is described under “Long-Term Debt” was amended and restated to effectively split the agreement into two parts. The North American portion was converted to a Debtor-in-Possession revolving credit facility (“DIP Facility”). The DIP Facility provides financing for our North American operations during the reorganization process.

On April 1, 2004, we signed an agreement with GE Commercial Finance for a $30 million DIP Facility loan. The commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the Pre-Petition Facility. We received final court approval of the DIP Facility on April 27, 2004. Our German operations continue to be funded under a $40 million amended and restated revolving credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the Pre-Petition Facility. Various covenants and restrictions on our operations under the Pre-Petition Facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from Germany to support North American operations.

The company’s obligation to make interest payments of approximately $34.1 million per year to the holders of the company’s senior notes have been suspended while the chapter 11 restructuring process takes place. As of March 31, 2004, $15.5 million of accrued interest was included in liabilities subject to compromise.

With the DIP Facility approved by the Bankruptcy Court, and giving effect to the suspension of interest payments on the senior notes and the expected costs of the restructuring process, the company believes that cash flow from operations, plus existing cash balances and amounts that will be available to us under the revised credit facilities, will be sufficient to fund our capital requirements, debt service and working capital needs during the pendency of the chapter 11 case. Our capital requirements, debt service and working capital needs after completion of the chapter 11 case will depend on the terms of our plan of reorganization, assuming that such a plan is filed, confirmed and implemented.

We concluded that the bankruptcy filings were in our best interest after carefully considering a variety of alternatives in consultation with outside financial advisors. As we stated in our 2003 Annual Report on Form 10-K last year, “our substantial level of indebtedness could adversely affect our financial condition. We expect to obtain funds to service our debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.” We carefully explored all of the alternatives described above.

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2004 and 2003 (in thousands):

Net cash provided by (used in):	Quarter ended March 31, 2004	Quarter ended March 31, 2003

Operating activities	(7,168)	(25)
Investing activities	(1,925)	(9,608)
Financing activities	17,505	3,668
Effect of exchange rates	(498)	684

Net increase (decrease) in cash	7,914	(5,281)

Cash used in operating activities was $7.2 million in 2004 compared to negligible cash flow in 2003. Major changes in cash flow included:
  Net losses in 2004 were $16.9 million compared to $5.4 million in 2003, increasing by $11.5 million over 2003 largely due to chapter 11 non-cash reorganization charges of $12.0 million and increased other expenses as described previously. Cash used for reorganization items was $2.0 million in 2004.
  Non-cash items included depreciation and amortization of $4.7 million in 2004 and $4.2 million in 2003.
  Cash tax payments caused taxes payable in 2004 to decrease by $4.0 million, due largely to significant tax payments in Germany related to fiscal 2002 and 2003 tax years. These tax expenses were previously provided for in our German financial statements. In 2003, taxes payable increased by $1.0 million.
Cash used in investing activities was $1.9 million in 2004 and $9.6 million in 2003 for capital expenditures.

Cash provided by financing activities was $17.5 million in 2004 and $3.7 million in 2003.

During 2004:
  net borrowings under the revolving credit facility were $18.7 million the company repaid $0.8 million of long-term debt
  debt issuance costs for credit facilities were $0.5 million
During 2003:
  net proceeds from the issuance of debt were $5.6 million
  the company repaid $1.9 million of long-term debt
Foreign exchange rates effectively decreased cash in 2004 by $0.5 million and increased cash by $0.7 million in 2003.

Our capital expenditure budget for 2004 is approximately $12.1 million. Through the first quarter of 2004, capital expenditures were $2.0 million.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April 2004 and October 2004. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at March 31, 2004 (in millions):
	2004*	2005-2007	2008-2010	Thereafter	Total

Long-term debt	$2.1	$108.1	$0.0	$230.0	$340.2
Letters of credit	8.0	0.0	0.0	0.0	8.0
Operating leases	2.5	4.0	0.0	0.0	6.5
Sale-leaseback	0.9	2.1	0.0	0.0	3.0
Forward purchase contracts	4.3	0.0	0.0	0.0	4.3

	$17.8	$114.2	$0.0	$230.0	$362.0
* April 1 through December 31, 2004

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

Long-term Debt

As of March 31, 2004, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at March 31, 2004, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the $1.2 million unamortized portion of the discount.

On December 31, 2003 the company had a 30 month, $85.0 million credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes, compared to our previous credit facility (the Pre-Petition Facility). On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance (“Lender”). The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the EBITDA of FiberMark’s German businesses up to a maximum of $40 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of March 31, 2004 (in millions):
	North America*	Germany	Combined

Borrowing base	$24.4	$40.0	$64.4
Less: reserves against availability	(4.6)	-	(4.6)

Net availability	19.8	$40.0	59.8
Less: outstanding borrowings	-	(24.0)	(24.0)
Letters of credit	(8.0)	-	(8.0)

Unused borrowing capacity	$11.8	$16.0	$27.8

* The maximum North America borrowing base is $30.0 million, however, as of March 31, 2004, the borrowing base was $24.4 million due to current levels of working capital and plant, property and equipment that form the borrowing base.

Advances under the credit facilities are repayable daily. The borrowing rates are determined at the company’s discretion based on the terms of the amended and restated credit facility and the DIP facility are as follows:

DIP Facility

Borrowing Source	Base Rate Index	Margin Over Index

U.S.	LIBOR	3.75%
U.S.	Prime rate	2.25%

German Facility

Borrowing Source	Base Rate Index	Margin Over Index

Germany	Euribor	3.00%
Germany	Euro Index	4.50%

On March 31, 2004, $1.5 million was outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007.

On March 31, 2004, $8.6 million was outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At March 31, 2004, the balance outstanding on the capital lease was $3.0 million.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $343.2 million to liabilities subject to compromise at March 31, 2004.

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

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. No other events occurred that would impair goodwill or long-lived assets for the quarter ended March 31, 2004 and 2003, respectively.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. There was no significant impact to the consolidated financial statements relating to SFAS 146 for the quarter ended March 31, 2004 and 2003 respectively.

Income Taxes

We estimate income taxes in each of our operational jurisdictions in accordance with SFAS 109, Accounting for Income Taxes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The company provides a full valuation allowance against any tax benefits that were created by operating losses in our North American operations because management determined that it is more likely than not that the deferred tax assets arising from the pre-tax losses incurred would not be realized. Furthermore, the company filed for chapter 11 on March 30, 2004, decreasing even further any likelihood that any of its U.S. operations deferred tax assets will be realized. Upon consummation of the plan of reorganization, the company may recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the company’s net operating loss carry-forwards potentially could be eliminated. Other tax attributes, including property bases, could also be reduced. Any surviving capital loss or net operating loss carry-forward may be subject to limitations imposed under the ownership change rules in the Internal Revenue Code.

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

Accounting in Reorganization under Bankruptcy

The condensed consolidated financial statements have been prepared in accordance with SOP 90-7 which requires pre-filing liabilities that are subject to compromise to be separately reported on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claim, even if they may be settled for lesser amounts. Additional pre-filing claims (liabilities subject to compromise) may arise due to the allowance of contingent or disputed claims.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE) - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the company's consolidated financial statements or disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the company's consolidated financial statements.

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

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. FiberMark’s bankruptcy filing could present additional challenges, including, without limitation: possible problems with our relationships with customers, suppliers, employees and creditors; our ability to attract and retain key employees; and uncertainty as to the confirmation and implementation of the plan of reorganization. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Numerous factors, including the failure to obtain the requisite levels of creditor acceptances of the plan, may prevent confirmation of such a plan. The terms of any such plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of March 31, 2004, we had approximately $367.2 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

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

Assuming that a plan of reorganization is filed, confirmed and implemented, we expect to obtain funds to service our remaining debt over time primarily from our operations and from borrowings under an exit facility that will replace the DIP Facility. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the March 31, 2004 outstanding borrowing under the credit facility of $24.0 million, the impact of a 1% increase in the interest rates would be less than $0.3 million and immaterial to our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

FiberMark manufactures products in the United States, Germany and the United Kingdom, and sells products worldwide with transactions being denominated in foreign currencies other than the local currency of the subsidiary. As a result, financial results could be affected by changes in the foreign currency exchange rates or economic conditions in countries where our products are sold.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is made known to the company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and is effective, in that they provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in forms and rules promulgated by the SEC, and that such disclosure controls and procedures are operating in an effective manner.

Changes in Internal Controls

In connection with their audit of our consolidated financial statements for the fiscal year ended December 31, 2003, our independent auditors, KPMG LLP, informed the audit committee on February 17, 2004, that a material weakness had been identified in the company’s internal control relating to a lack of sufficient oversight over the closing process of the company’s books and records. KPMG LLP noted incomplete or inadequate account analysis, account reconciliations and consolidation procedures. The auditors further noted that the adequacy of staffing levels in the finance area should be reviewed and strengthened.

The evaluation of internal control is subjective and involves judgment, and although we believe there were areas in our internal control with respect to the closing process that could have been improved, we do not believe these matters contributed to any material misstatement of the company’s reported interim or year-end financial results. However, during the fiscal quarter ended December 31, 2003, and continuing into the first quarter of 2004, the company has taken measures to correct this material weakness including enhancement of the reconciliation and account analysis process, hiring a new corporate controller, implementing a quarterly checklist and strengthening system resources. Additionally, a new financial consolidation software application is being implemented.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control subsequent to the date of their most recent evaluation other than to the extent the foregoing were significant changes instituted during the first quarter of 2004.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the ”Debtors”), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Vermont (the "Bankruptcy Court"). The Debtors have been and will continue to manage their properties and operate their businesses in the ordinary course of business as DIP pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as DIP, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The filing resulted in an immediate acceleration of the company's 9.375% senior non-amortizing notes and 10.75% senior non-amortizing notes, subject to the automatic stay. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ business, creditors or stockholders or whether or when we may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a Reorganization Plan.

The ultimate treatment of and recovery, if any, by creditors and equity holders will not be determined until confirmation of a plan or plans of reorganization. FiberMark, Inc. and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

On February 18, 2004, the company’s Board of Directors adopted a new charter for the Nominating and Corporate Governance Committee. Stockholders may now recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of the company’s common stock for at least a year as of the date such recommendation is made. Written recommendations should be addressed to Nominating and Corporate Governance Committee, c/o Corporate Secretary, FiberMark, Inc., 161 Wellington Road, P.O. Box 498, Brattleboro, VT 05302-0498. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by Committee members, members of management or others.
Stockholders also have the right under the company’s bylaws to directly nominate director candidates, without any action or recommendation on the part of the Committee or the Board, by following the procedures set forth under Article III, Section 5(c) of the bylaws. A stockholder must give timely notice in writing to the Secretary of the corporation. Notices will be considered timely if they are received by the corporation not less than one hundred twenty (120) calendar days in advance of the date of the corporation’s proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholder to be timely must be so received a reasonable time before the solicitation is made. A stockholder’s notice shall set forth the name, age, business address and residence address of the person being nominated, the principal occupation or employment of such person, the class and number of shares of the corporation which are beneficially owned by such person, a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected), as well as the name, address and stockholdings of the nominating stockholder.
If the Committee and the Board determine to nominate a stockholder-recommended candidate and recommend his or her election, then his or her name will be included in the company’s proxy card for the next annual meeting, whereas candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in the company’s proxy card for the next annual meeting, but only in a proxy card distributed by others (if they choose to do so).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2004.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) The following reports on Form 8-K were filed for the quarter for which this report is filed:
--	FiberMark, Inc. filed a current report on Form 8-K dated March 31, 2004 announcing fourth quarter and full year results for 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: May 17, 2004	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: May 17, 2004	By:	/s/ Craig D. Thiel

Craig D. Thiel Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer dated May 17, 2004 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the “company”) on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: May 17, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: May 17, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 17, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION

I, John E. Hanley, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 17, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)