Form 10-Q
period 2004-06-30
FIBERMARK INC
filed 2004-08-13
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☑    No  ☐

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                     Yes  ☐   No  ☑

   The registrant had 7,066,226 shares of FiberMark common stock outstanding as of August 1, 2004.

FIBERMARK, INC.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended June 30, 2004 and 2003 (In thousands, except per share amounts) Unaudited

	2004	2003

Net sales	$111,011	$104,975

Cost of sales	92,162	89,597

Gross profit	18,849	15,378

Selling, general and administrative expenses	12,486	10,828

Income from operations	6,363	4,550

Foreign exchange transaction (gain) loss	(44)	625
Other expense, net	198	304
Interest expense, net (excluding post-petition contractual interest of $8,525 in 2004)	662	8,774
Reorganization expense	1,957	-

Income (loss) before income taxes	3,590	(5,153)

Income tax expense	3,000	3,363

Net income (loss)	$590	$(8,516)

Basic earnings (loss) per share	$0.08	$(1.21)

Diluted earnings (loss) per share	$0.08	$(1.21)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Six Months Ended June 30, 2004 and 2003 (In thousands, except per share amounts) Unaudited

	2004	2003

Net sales	$223,439	$210,289

Cost of sales	183,346	174,726

Gross profit	40,093	35,563

Selling, general and administrative expenses	24,574	23,066

Income from operations	15,519	12,497

Foreign exchange transaction (gain) loss	(271)	609
Other expense, net	934	261
Interest expense, net (excluding post-petition contractual interest of $8,617 in 2004)	9,610	17,473
Reorganization expense	13,942	-

Loss before income taxes	(8,696)	(5,846)

Income tax expense	7,564	8,073

Net loss	$(16,260)	$(13,919)

Basic loss per share	$(2.30)	$(1.97)

Diluted loss per share	$(2.30)	$(1.97)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$11,576	$6,111
Accounts receivable, net of allowances	66,940	53,752
Inventories	64,980	63,443
Prepaid expenses	2,924	1,671

Total current assets	146,420	124,977

Property, plant and equipment, net	242,345	248,194
Goodwill	8,347	8,602
Other intangible assets, net	3,347	12,745
Other long-term assets	1,532	1,601
Other pension assets	3,472	3,588

Total assets	$405,463	$399,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit line	$16,427	$5,906
Current portion of long-term debt	-	3,955
Accounts payable	23,521	23,168
Accrued liabilities	20,267	22,013
Accrued income taxes payable	6,687	9,930
Deferred income taxes	633	656

Total current liabilities not subject to compromise	67,535	65,628

Long-term liabilities:
Long-term debt	-	338,749
Deferred income taxes	14,983	15,528
Other long-term liabilities	44,142	48,654

Total long-term liabilities not subject to compromise	59,125	402,931

Liabilities subject to compromise	367,480	-

Total liabilities	494,140	468,559

Stockholders’ deficit
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 issued and 7,066,226 shares outstanding in 2004 and 2003	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(165,371)	(149,111)
Accumulated other comprehensive income	11,226	14,791
Less treasury stock, 3,800 shares at cost in 2004 and 2003	(35)	(35)

Total stockholders’ deficit	(88,677)	(68,852)

Total liabilities and stockholders’ deficit	$405,463	$399,707

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2004 and 2003 (In thousands) Unaudited

	2004	2003

Cash flows from operating activities:
Net loss	$(16,260)	$(13,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,878	8,401
Amortization of bond discount	43	86
Amortization of deferred gain	-	(222)
Deferred income taxes	2	123
Reorganization costs	13,942	-
Net cash used for reorganization items	(2,918)	-
Changes in operating assets and liabilities:
Accounts receivable	(14,452)	(4,649)
Inventories	(2,361)	334
Prepaid expenses	(1,262)	366
Other long-term assets	116	(4)
Accounts payable	6,774	(4,913)
Accrued liabilities	13,023	1,144
Accrued income taxes payable	(2,962)	1,981
Other long-term liabilities	196	(334)

Net cash provided by (used in) operating activities	2,759	(11,606)

Cash flows used for investing activities:
Additions to property, plant and equipment	(5,431)	(13,868)

Net cash used in investing activities	(5,431)	(13,868)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,595
Net borrowings under revolving credit line	10,831	-
Repayment of debt	(1,725)	(3,018)
Debt issuance costs	(280)	-
Debt issuance costs due to reorganization	(350)	-

Net cash provided by financing activities	8,476	2,577

Effect of exchange rate changes on cash	(339)	2,256

Net increase (decrease) in cash	5,465	(20,641)

Cash at beginning of period	6,111	35,567

Cash at end of period	$11,576	$14,926

Supplemental cash flow information:

Interest paid	$730	$591
Income taxes paid	$10,007	$6,051

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

(Unaudited)
1.   Bankruptcy Filing

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the "Debtors"), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Vermont (the "Bankruptcy Court"). The Debtor’s cases are being jointly administered as Case No. 04-10463.  The Debtors have been and will continue to manage their properties and operate their businesses in the ordinary course of business as debtors-in possession ("DIP") pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as DIP, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

The chapter 11 cases were commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations including the senior notes. The company believes that the protection afforded by chapter 11 best preserves the Debtors’ ability to continue to serve their customers and preserve the value of their businesses, while they reorganize, and develop and implement a new strategic plan to de-leverage the company’s balance sheet and create an improved long-term capital structure. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ business, creditors or stockholders or whether or when the company may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief, which period may be extended by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004, subject to the right of the Official Creditors Committee to seek to reduce the extended period. The right of the Debtors to obtain further extensions is limited by the order. No plan of reorganization has as yet been submitted to the Bankruptcy Court. The company anticipates that most liabilities of the Debtors as of the date of the filing will be treated in accordance with a plan of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. Although the Debtors expect to file a plan that may provide for their emergence from chapter 11 during 2004, there can be no assurance that a plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The plan may be a standalone plan, it may provide for the sale of stock and/or assets to a third party, or it may take another form. At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, creditors and equity holders, or when it may be possible for the Debtors to emerge from chapter 11.

The ultimate treatment of and recovery, if any, by creditors and equity holders will not be determined until confirmation of a plan of reorganization. FiberMark, Inc., and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

Since the filing, the company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business and management believes it will continue to remain adequate during the chapter 11 process. Further, in order to augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million DIP credit facility. The 15-month DIP facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations will continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP credit facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities mature on June 30, 2005, but may be extended for an additional 90 days at the request of the Debtors.

At hearings held on April 27, 2004, the Bankruptcy Court granted final approval of the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; (6) pay certain pre-petition claims of critical vendors ; (7) pay certain pre-petition clams of mechanics and materialmen; (8) continue use of existing cash management system and bank accounts; (9) honor consignment arrangements; (10) provide for treatment of valid reclamation claims; and (11) enter into the new credit facility with GE Commercial Finance.

FiberMark, Inc., and the other Debtors have incurred, and will continue to incur significant reorganization expenses resulting from the filing and the continuing chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the company's results of operations.

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain employees generally. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. The company accrued as reorganization costs approximately $1.0 million associated with this process in the second quarter of 2004.

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

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of filing. A bar date of July 29, 2004, was established for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the company's Annual Report on Form 10-K.

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

Certain 2003 foreign currency transaction gains (losses) were reclassified from net sales and cost of sales to a separate line item to be consistent with current year presentation. The reclassification had no impact on the company’s financial position or results of operations for the three and six months ended June 30, 2003. The impact of the reclassification on the comparative three and six months ended June 30, 2003, figures result in the increases (decreases) as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net sales	$799	$1,447
Cost of sales	174	838
Foreign exchange transaction loss	625	609

3.   Changes in Accounting Principles and Recently Issued Standards

In May 2004, the FASB issued an FSP (FASB Staff Position) on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act was signed into law on December 8, 2003, and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs.  We are currently assessing what, if any, impact this will have on our operating results.  This FSP is effective in the first interim or annual period beginning after June 15, 2004.

4.   Earnings (Loss) Per Common Share
The reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the company's reported net loss follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Income (loss) available to common shareholders used in basic diluted earnings (loss) per share	$590	$(8,516)	$(16,260)	$(13,919)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*	*	**

Denominator for diluted earnings (loss) per share
Adjusted weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Basic earnings (loss) per share	$0.08	$(1.21)	$(2.30)	$(1.97)

Diluted earnings (loss) per share	$0.08	$(1.21)	$(2.30)	$(1.97)

*  The average closing stock price of our common stock during the three months ending June 30, 2004 and 2003 and the six months ending June 30, 2004, was less than the exercise price on all options outstanding during those periods. Therefore, there were no incremental shares to be considered in the diluted earnings (loss) per share calculation for the three months ended June 30, 2004 and 2003, and the six months ending June 30, 2004.

**  For the six months ended June 30, 2003, 4,625 incremental shares are not included because the effect would be antidilutive.

The above weighted average shares calculations exclude any impact of any reorganization plan that may require the issuance of common stock or common stock equivalents.

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

No compensation expense has been recognized for stock options granted under the plans during the three and six month periods ended June 30 , 2004 and 2003, as any options granted were at exercise prices that equaled the market value at the date of the grant. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$590	$(8,516)	$(16,260)	$(13,919)
Total stock based employees compensation determined under fair value method	$(112)	$(162)	$(224)	$(317)

Net income (loss), pro forma	$478	$(8,678)	$(16,484)	$(14,236)

Basic earnings (loss) per share, as reported	$0.08	$(1.21)	$(2.30)	$(1.97)
Basic earnings (loss) per share, pro forma	$0.07	$(1.23)	$(2.33)	$(2.01)

Diluted earnings (loss) per share, as reported	$0.08	$(1.21)	$(2.30)	$(1.97)
Diluted earnings (loss) per share, pro forma	$0.07	$(1.23)	$(2.33)	$(2.01)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: risk-free interest rate of 4.0%, dividend yield of $0, expected volatility of 48% and expected lives per the plan agreements. The company has not granted any options in 2004.

6.   Comprehensive Income (Loss)

Comprehensive loss for the three and six month periods ended June 30, 2004 and 2003, consists of net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$590	$(8,516)	$(16,260)	$(13,919)
Currency translation adjustment, net	(l,062)	5,436	(3,565)	8,204

Comprehensive loss	$(472)	$(3,080)	$(19,825)	$(5,715)

7.   Inventories

Inventories at June 30, 2004 and December 31, 2003, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw material	$22,542	$19,244
Work in progress	18,996	18,233
Finished goods	15,933	16,844
Finished goods on consignment	1,895	3,432
Stores inventory	4,228	4,067
Operating supplies	1,386	1,623

Total inventories	$64,980	$63,443

8.   Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of June 30, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Value		Accumulated Amortization

	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003

Amortizable intangible assets:

Debt issue costs	$2,317	$16,734	$733	$6,070
Acquired technology	846	846	63	42
Other	1,585	1,645	565	368

Total amortizable intangible assets	$4,748	$19,225	$ 1,401	$6,480

The total intangible amortization expense for the three months ended June 30, 2004 and 2003 was $430,000 and $437,000, and for the six months ended June 30, 2004 and 2003 was $1,186,000 and $872,000.

In connection with the chapter 11 filing, the company amended and restated the GE credit facility, originally initiated in November 2003, to exclude the North American borrowing base which has been included in a new DIP credit facility entered into on April 1, 2004, also with GE. Deferred financing costs associated with the North American borrowing base on the original facility of $1,328,000 were written off and were reported as reorganization expenses in the first quarter of 2004. Also, in connection with the chapter 11 filing the company wrote-off and recorded in reorganization expenses in the first quarter of 2004, $7,447,000 relating to the remaining balance on the deferred finance costs associated with the senior non-amortizing notes.

For the period ended June 30, 2004, the company had $8,347,000 of goodwill, which is all associated with foreign entities. The change in the goodwill for the six months ended June 30, 2004, is the result of exchange rate fluctuations upon consolidation of the foreign subsidiaries.

9.  Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment (In thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	Operating Segments			Operating Segments

	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Net sales
Product family

Office products	$-	$18,319	$18,319	$-	$17,781	$17,781
Publishing and packaging	-	27,067	27,067	-	24,484	24,484
Technical specialties	52,607	13,018	65,625	49,306	13,404	62,710

	$52,607	$58,404	$111,011	$49,306	$55,669	$104,975

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

	Operating Segments			Operating Segments

	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Net sales
Product family

Office products	$-	$37,971	$37,971	$-	$37,243	$37,243
Publishing and packaging	-	50,431	50,431	-	47,804	47,804
Technical specialties	108,172	26,865	135,037	97,673	27,569	125,242

	$108,172	$115,267	$223,439	$97,673	$112,616	$210,289

9.   Segment Information (continued):

The following table presents selected financial data for each of our operating segments for the three and six month periods ended June 30, 2004 and 2003 (In thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	Operating Segments			Operating Segments

	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$52,607	$58,481	$111,088	$49,306	$56,058	$105,364
Less: inter-segment net sales	-	(77)	(77)	-	(389)	(389)

Total net sales	$52,607	$58,404	$111,011	$49,306	$55,669	$104,975

Income (loss) from operations	$7,668	$(1,305)	$6,363	$7,853	$(3,303)	$4,550

Depreciation and amortization	$1,229	$2,986	$4,215	$1,141	$3,110	$4,251

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

	Operating Segments			Operating Segments

	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$108,933	$116,332	$225,265	$97,673	$113,626	$211,299
Less: inter-segment net sales	(761)	(1,065)	(1,826)	-	(1,010)	(1,010)

Total net sales	$108,172	$115,267	$223,439	$97,673	$112,616	$210,289

Income (loss) from operations	$18,842	$(3,323)	$15,519	$17,970	$(5,473)	$12,497

Depreciation and amortization	$2,519	$6,359	$8,878	$2,211	$6,190	$8,401

10. Restructuring

Severance payments related to restructuring actions initiated during 2003 will continue into the third quarter of 2004.

The following table reconciles the restructuring liability from the beginning to the end of the quarter (in thousands):

	Balance December 31, 2003	Expense	Payments	Balance June 30, 2004

Severance costs	$1,475	$0	$396	$1,079

11.  Pension and Post-retirement Benefits

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132R, Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans, including the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003, for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. The components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits

	2004	2003	2004	2003

Service cost	$337,000	$294,000	$92,000	$83,000
Interest cost	736,000	684,000	196,000	189,000
Return on assets	(339,000)	(279,000)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	1,000	1,000	-	-
Unrecognized prior service cost	103,000	103,000	1,000	2,000
Unrecognized net loss	272,000	236,000	36,000	30,000
Recognized settlement loss	190,000	-	-	-

Net periodic benefit cost	$1,300,000	$1,039,000	$325,000	$304,000

	Six Months Ended June 30,

	Pension Benefits		Post-Retirement Benefits

	2004	2003	2004	2003

Service cost	$678,000	$563,000	$183,000	$166,000
Interest cost	1,480,000	1,380,000	391,000	379,000
Return on assets	(678,000)	(557,000)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	1,000	2,000	-	-
Unrecognized prior service cost	206,000	206,000	3,000	3,000
Unrecognized net loss	547,000	472,000	73,000	60,000
Recognized settlement loss	380,000	-	-	-

Net periodic benefit cost	$2,614,000	$2,066,000	$650,000	$608,000

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the company has chosen to defer recognition of the Act, and, accordingly, the post-retirement benefit obligations and net periodic post-retirement benefit cost do not reflect any potential impact of the legislation. The company has not yet determined what the impact of the legislation will be, if any, on the results of operations or financial position of the company.

12. Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statement of operations for the three and six months ended June 30, 2004 consist of:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Professional fees	$925,000	$2,918,000
Employee retention costs	1,032,000	1,032,000
Write-off of unamortized bond discount	-	1,217,000
Write-off of deferred finance costs	-	8,775,000

Reorganization expenses	$1,957,000	$13,942,000

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

Condensed Combined Statement of Operations (in thousands):
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net sales	$54,568	$107,893

Cost of sales	47,772	94,754

Gross profit	6,796	13,139

Selling, general and administrative expenses	8,538	17,148

Loss from operations	(1,742)	(4,009)

Other expense, net	273	1,073
Equity in income from subsidiaries	(4,716)	(11,955)
Interest expense, net	154	9,191
Reorganization expense	1,957	13,942

Income (loss) before income taxes	590	(16,260)

Income tax expense	-	-

Net income (loss)	$590	$(16,260)

Condensed Combined Balance Sheet (in thousands):
ASSETS	June 30, 2004	December 31, 2003

Current assets:
Cash	$5,821	$-
Accounts receivable, net of allowances	23,770	18,451
Inventories	40,897	36,168
Prepaid expenses	2,452	1,293

Total current assets	72,940	55,912

Property, plant and equipment, net	142,186	145,692
Goodwill	-	-
Intercompany notes receivable	3,521	3,530
Investment in subsidiaries	94,925	115,888
Other intangible assets, net	2,213	11,317
Other pension assets	3,472	3,588

Total assets	$319,257	$335,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$-	$2,753
Current portion of long-term debt	-	3,955
Accounts payable	8,463	11,423
Accrued liabilities	12,685	15,040
Accrued income taxes payable	310	376

Total current liabilities not subject to compromise	21,458	33,547

Long-term liabilities:
Long-term debt	-	338,749
Other long-term liabilities	18,996	33,266

Total long-term liabilities not subject to compromise	18,996	372,015

Liabilities subject to compromise	367,480	-

Total liabilities	407,934	405,562

Stockholders’ deficit	(88,677)	(69,635)

Total liabilities and stockholders’ deficit	$319,257	$335,927

Condensed Combined Statement of Cash Flows (in thousands):

Six Months Ended June 30, 2004

Net cash used in operating activities	$(3,334)
Net cash used for reorganization items	(3,950)
Net cash used in investing activities	(1,769)
Net cash provided by financing activities	15,775
Effect of exchange rates on cash	(901)

Increase in cash and cash equivalents	5,821

Cash at beginning of period	-

Cash at end of period	$5,821

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of June 30, 2004, (in thousands):

Accounts payable	$5,953
Accrued interest payable (formerly included in accrued liabilities)	15,538
Long-term debt	342,195
Other long-term liabilities	3,794

Liabilities subject to compromise	$367,480

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the second quarter of 2004 was $8,617,000.

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

On June 30, 2004, $1.4 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On June 30, 2004, $8.0 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At June 30, 2004, the balance outstanding on the capital lease was $2.7 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $342.2 million to liabilities subject to compromise at June 30, 2004.

15. Consolidating Financial Statements

Below are consolidating statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flow for the six months ended June 30, 2004 and 2003, and consolidating balance sheets as of June 30, 2004 and December 31, 2003 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2004

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$58,404	$52,607	$-	$111,011

Cost of sales	50,639	41,523	-	92,162

Gross profit	7,765	11,084	-	18,849

Selling, general and administrative expenses	9,070	3,416	-	12,486

Income (loss) from operations	(1,305)	7,668	-	6,363

Foreign exchange transaction gain	-	(44)	-	(44)
Other (income) expense, net	273	(75)	-	198
Equity in subsidiary income	(4,508)	-	4,508	-
Interest expense, net	264	398	-	662
Reorganization expense	1,957	-	-	1,957

Income (loss) before income taxes	709	7,389	(4,508)	3,590

Income tax expense	119	2,881	-	3,000

Net income (loss)	$590	$4,508	$(4,508)	$590

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2003

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$55,669	$49,306	$-	$104,975

Cost of sales	50,720	38,877	-	89,597

Gross profit	4,949	10,429	-	15,378

Selling, general and administrative expenses	8,252	2,576	-	10,828

Income (loss) from operations	(3,303)	7,853	-	4,550

Foreign exchange transaction loss	-	625	-	625
Other (income) expense, net	323	(19)	-	304
Equity in subsidiary income	(3,989)	-	3,989	-
Interest expense, net	8,710	64	-	8,774

Income (loss) before income taxes	(8,347)	7,183	(3,989)	(5,153)

Income tax expense	169	3,194	-	3,363

Net income (loss)	$(8,516)	$3,989	$(3,989)	$(8,516)

CONSOLIDATING STATEMENTS OF OPERATIONS	Six Months Ended June 30, 2004

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$115,267	$108,172	$-	$223,439

Cost of sales	100,442	82,904	-	183,346

Gross profit	14,825	25,268	-	40,093

Selling, general and administrative expenses	18,148	6,426	-	24,574

Income (loss) from operations	(3,323)	18,842	-	15,519

Foreign exchange transaction gain	-	(271)	-	(271)
Other (income) expense, net	1,066	(132)	-	934
Equity in subsidiary income	(11,630)	-	11,630	-
Interest expense, net	9,373	237	-	9,610
Reorganization expense	13,942	-	-	13,942

Income (loss) before income taxes	(16,074)	19,008	(11,630)	(8,696)

Income tax expense	186	7,378	-	7,564

Net income (loss)	$(16,260)	$11,630	$(11,630)	$(16,260)

CONSOLIDATING STATEMENTS OF OPERATIONS	Six Months Ended June 30, 2003

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Net sales	$112,616	$97,673	$-	$210,289

Cost of sales	99,985	74,741	-	174,726

Gross profit	12,631	22,932	-	35,563

Selling, general and administrative expenses	18,104	4,962	-	23,066

Income (loss) from operations	(5,473)	17,970	-	12,497

Foreign exchange transaction loss	-	609	-	609
Other (income) expense, net	677	(416)	-	261
Equity in subsidiary income	(9,713)	-	9,713	-
Interest expense, net	17,178	295	-	17,473

Income (loss) before income taxes	(13,615)	17,482	(9,713)	(5,846)

Income tax expense	304	7,769	-	8,073

Net income (loss)	$(13,919)	$9,713	$(9,713)	$(13,919)

CONSOLIDATING BALANCE SHEETS	June 30, 2004

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

ASSETS
Current assets:
Cash	$7,095	$4,481	$-	$11,576
Accounts receivable, net of allowances	27,614	39,331	(5)	66,940
Inventories	43,949	21,031	-	64,980
Prepaid expenses	2,555	369	-	2,924

Total current assets	81,213	65,212	(5)	146,420

Property, plant and equipment, net	144,286	98,059	-	242,345
Goodwill	2,417	5,930	-	8,347
Investment in subsidiaries	87,421	32	(87,453)	-
Other intangible assets, net	2,213	1,134	-	3,347
Other long-term assets	-	1,532	-	1,532
Other pension assets	3,472	-	-	3,472

Total assets	$321,022	$171,899	$(87,458)	$405,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$-	$16,427	$-	$16,427
Accounts payable	9,900	13,623	(2)	23,521
Accrued liabilities	12,743	7,524	-	20,267
Accrued income taxes payable	495	6,192	-	6,687
Deferred income taxes	-	633	-	633

Total current liabilities	23,138	44,399	(2)	67,535

Long-term liabilities:
Intercompany notes payable	-	(1,681)	1,681	-
Deferred income taxes	85	14,898	-	14,983
Other long-term liabilities	18,996	25,146	-	44,142

Total long-term liabilities	19,081	38,363	1,681	59,125

Liabilities subject to compromise	367,480	-	-	367,480

Total liabilities	409,699	82,762	1,679	494,140

Stockholders’ equity (deficit):
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	-	-	-	-
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized and none issued	-	-	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 issued and 7,066,226 shares outstanding	7	32	(32)	7
Additional paid-in capital	65,496	2,936	(2,936)	65,496
Retained earnings (accumulated deficit)	(165,371)	73,849	(73,849)	(165,371)
Accumulated other comprehensive income	11,226	12,320	(12,320)	11,226
Less treasury stock, 3,800 shares at cost	(35)	-	-	(35)

Total stockholders’ equity (deficit)	(88,677)	89,137	(89,137)	(88,677)

Total liabilities and stockholders’ equity (deficit)	$321,022	$171,899	$(87,458)	$405,463

CONSOLIDATING BALANCE SHEETS	December 31, 2003

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

ASSETS
Current assets:
Cash	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill, net	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	-	1,601	-	1,601
Other pension assets	3,588	-	-	3,588

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders’ equity (deficit):
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	-	-	-	-
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized and none issued	-	-	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 issued and 7,066,226 shares outstanding	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Retained earnings (accumulated deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock, 3,800 shares at cost	(35)	-	-	(35)

Total stockholders’ equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders’ equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2004

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(16,260)	$11,630	$(11,630)	$(16,260)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,359	2,519	-	8,878
Amortization of bond discount	43	-	-	43
Equity in subsidiary income	(11,630)	-	11,630	-
Deferred income taxes	2	-	-	2
Reorganization costs	13,942	-	-	13,942
Net cash used for reorganization items	(2,918)	-	-	(2,918)
Changes in operating assets and liabilities:
Accounts receivable	(6,061)	(8,391)	-	(14,452)
Inventories	(4,883)	2,522	-	(2,361)
Prepaid expenses	(1,058)	(204)	-	(1,262)
Other long-term assets	116	-	-	116
Accounts payable	5,302	1,472	-	6,774
Accrued liabilities	12,501	522	-	13,023
Accrued income taxes payable	(437)	(2,525)	-	(2,962)
Other long-term liabilities	(115)	311	-	196

Net cash provided by (used in) operating activities	(5,097)	7,856	-	2,759

Cash flows from investing activities:
Additions to property, plant and equipment	(1,813)	(3618)	-	(5,431)

Net cash used in investing activities	(1,813)	(3,618)	-	(5,431)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(2,753)	13,584	-	10,831
Repayment of debt	(1,725)	-	-	(1,725)
Net borrowings (repayments) under intercompany notes	8,823	(8,457)	(366)	-
Dividend, net	12,051	(11,885)	(166)	-
Debt issuance costs	(280)	-	-	(280)
Debt issuance costs due to reorganization	(350)	-	-	(350)

Net cash provided by (used in) financing activities	15,766	(6,758)	(532)	8,476

Effect of exchange rate changes in cash	(775)	(96)	532	(339)

Net increase (decrease) in cash	8,081	(2,616)	-	5,465

Cash (overdraft) at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$7,095	$4,481	$-	$11,576

CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2003

	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.

Cash flows from operating activities:
Net income (loss)	$(13,919)	$9,713	$(9,713)	$(13,919)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,190	2,211	-	8,401
Amortization of bond discount	86	-	-	86
Amortization of deferred gain	(222)	-	-	(222)
Equity in subsidiary income	(9,713)	-	9,713	-
Deferred income taxes	123	-	-	123
Changes in operating assets and liabilities:
Accounts receivable	2,072	(6,721)	-	(4,649)
Inventories	(109)	443	-	334
Prepaid expenses	84	282	-	366
Other long-term assets	9	(13)	-	(4)
Accounts payable	(3,425)	(1,488)	-	(4,913)
Accrued liabilities	845	299	-	1,144
Accrued income taxes payable	142	1,839	-	1,981
Other long-term liabilities	(634)	300	-	(334)

Net cash provided by (used in) operating activities	(18,471)	6,865	-	(11,606)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,055)	(4,813)	-	(13,868)

Net cash used in investing activities	(9,055)	(4,813)	-	(13,868)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	-	-	5,595
Repayment of debt	(3,018)	-	-	(3,018)
Net borrowings (repayments) under intercompany notes	15,729	(15,749)	20	-
Dividend, net	-	(32)	32	-

Net cash provided by (used in) financing activities	18,306	(15,781)	52	2,577

Effect of exchange rate changes in cash	520	1,788	(52)	2,256

Net increase (decrease) in cash	(8,700)	(11,941)	-	(20,641)

Cash at beginning of period	12,535	23,032	-	35,567

Cash at end of period	$3,835	$11,091	$-	$14,926

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004, Compared with Three Months Ended June 30, 2003

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section should be read in conjunction with Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report on Form 10-K.

Consolidated net sales for the quarter ended June 30 were $111.0 million in 2004 compared with $105.0 million in 2003, an increase of $6.0 million or 5.7%. Currency translation increased second quarter 2004 sales by $3.4 million compared with 2003. Net of currency translation, current year net sales increased by $2.6 million, or 2.5% versus last year.

Consolidated net income was $0.6 million in the second quarter of 2004 compared with a net loss of $8.5 million in 2003, an improvement of $9.1 million. The following factors accounted for most of the net change from our 2003 to 2004 income:
  Interest expense, net, was $8.1 million lower in 2004, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of  the bankruptcy process
  Income from operations rose by $1.8 million due to higher gross margins partially offset by increased SG&A expenses
  Reorganization expenses related to chapter 11 amounted to $2.0 million in 2004
Sales from German Operations

Net sales from German operations in the second quarter of 2004 were $52.6 million compared with $49.3 million in the prior-year quarter, an increase of $3.3 million or 6.7%. Excluding the translation effects of a stronger euro, which accounted for $2.9 million in sales for the second quarter compared with the prior-year quarter, sales from German operations grew by $0.4 million, or 0.8%. During the quarter, we made gains in our nonwoven wallcovering business due to continued market growth, and began to see improvement in the graphic arts market both due to improving market spending and our market development efforts. These gains, combined with continued sales growth in automotive filtration (due to German capacity and market share gains) were not sufficient to offset lower sales levels in other markets, particularly compared with a strong 2003. Vacuum bag filtration sales continued to be weak, particularly in the U.S., largely due to lower cost media substitutes, imported finished products from China and bagless vacuum cleaners. Our vacuum bag paper business in Europe was also weak due to competition from alternate synthetic media. Weakness in other markets reflects industry demand levels, particularly in Europe. Pricing pressure continues in many of our markets.

Sales from North American Operations

Second-quarter 2004 net sales from North American operations were $58.4 million compared with $55.7 million in the prior-year quarter, an increase of $2.7 million or 4.8%. Foreign exchange translation effects accounted for $0.5 million of the increase. Modest gains in office products and significant gains in publishing and packaging more than offset weakness in our technical specialties markets. Sequentially, we saw particularly strong gains in publishing and packaging.

Second quarter 2004 sales of publishing and packaging products were $27.1 million compared with $24.5 million, an increased of $2.6 million or 10.6% versus the second quarter of 2003. Overall publishing sales improved, benefiting from modest gains in the elementary/high school textbook market compared with weak 2003 levels due to sector improvement and broad benefits of our publishing marketing development programs. Packaging sales, which represent a small portion of this market segment, continued to generate significant growth due to successful new business development initiatives.

Sales in office products were $18.3 million in the second quarter of 2004 compared with $17.8 million in the same 2003 period, an increase of $0.5 million or 2.8%, primarily due to modest industry improvement offset by continuing pressures from competitive substitute materials and market maturity. Gains continued in the graphic design market due to our market and product development successes.

Technical specialties sales were $13.0 million in 2004 compared with $13.4 million in 2003, a decline of $0.4 million or 3.0%. Sales in many of our key technical markets were up, offset by isolated cases of weak market demand and share loss.

Company-wide Data

Gross profit in 2004 was $18.8 million, or 16.9% of sales, compared with $15.4 million, or 14.7% of sales in 2003. The primary positive and negative factors accounting for the $3.4 million net increase in gross profit were:
  Higher sales volume, which increased margins by $1.7 million
  Net benefits of plant consolidation efforts of $0.9 million, comprised of lower fixed manufacturing overhead due to the closure of the Johnston, Rhode Island, facility, partially offset by additional costs related to products transferred from facilities that have been closed
  Variable plant overhead reductions of $1.0 million at continuing operations
  Foreign currency benefits of $0.6 million due to favorable translation rates
  Higher pulp costs of $0.8 million
  Price reductions and weaker product mix totaling $0.5 million
Selling, general and administrative expenses were $12.5 million in 2004 compared with $10.8 million in 2003, an increase of $1.7 million or 15.7%. Most of the increase related to higher costs for sales, marketing and development costs in both operating segments. Foreign exchange translation increased SG&A by $0.2 million.

Foreign exchange gains and losses were negligible in 2004 compared with losses of $0.6 million in 2003. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expenses decreased to $0.2 million in 2004 compared with $0.3 million in 2003.

Interest expense decreased to $0.7 million in 2004 from $8.8 million in 2003, primarily due to the cessation of interest accruals on our senior notes during the bankruptcy process.

Reorganization expenses related to the chapter 11 proceedings were $2.0 million in 2004 for professional fees and accruals for key employee retention payments. There were no comparable expenses in 2003.

Income taxes were $3.0 million in 2004 compared with $3.4 million in 2003. Our taxes relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

Net income for 2004 was $0.6 million, or $0.08 per share, compared with a net loss in 2003 of $8.5 million, or $1.21 per share, for reasons described previously.

Six Months Ended June 30, 2004, Compared with Six Months Ended June 30, 2003

Consolidated net sales for the six months ended June 30 were $223.4 million in 2004 compared with $210.3 million in 2003, an increase of $13.1 million or 6.2%. Currency translation increased year-to-date 2004 sales by $11.7 million compared with 2003. Net of currency translation, current year net sales increased by $1.4 million, or 0.7% versus last year.

Consolidated net loss was $16.3 million in 2004, compared with a net loss of $13.9 million in 2003, an increase in the net loss of $2.4 million. The following factors accounted for most of the increase in net loss from 2003 to 2004.
  Reorganization expenses related to chapter 11 amounted to $13.9 million in 2004
  Interest expense, net, was $7.9 million lower in 2004, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process
  Income from operations rose by $3.0 million due to higher gross margins, partially offset by increased SG&A expenses
Sales from German Operations

Net sales from German operations in the six months ended 2004 were $108.2 million compared with $97.7 million in the prior-year period, an increase of $10.5 million or 10.7%. Excluding the translation effects of a stronger euro, which accounted for $10.8 million in sales for the six-month period in 2004 compared with the prior-year quarter, sales from German operations were essentially equal to last year. Declines in vacuum bag filter media, abrasive base, tape base and printing materials offset higher sales in transportation filter media and nonwoven wallcovering base. We continue to experience erosion in our vacuum bag filtration business due to alternative and lower cost media substitutes, imported finished products from China and bagless vacuum cleaners. Year-to-date sales in automotive filtration continued its growth trend despite industry softening in original equipment demand.

Sales from North American Operations

Net sales from North American operations were $115.3 million in the first half of 2004 compared with $112.6 million in the prior-year period, an increase of $2.7 million or 2.4%. Foreign exchange translation effects accounted for $0.9 million of the increase. Publishing and packaging drove these gains, along with modest gains in office products, offset by modest declines in technical specialties. Gains in publishing and packaging reflect a stronger elementary-high school textbook season this year and continued business development gains in our decorative packaging market.

Sales of publishing and packaging products grew to $50.4 million in the first half of 2004 compared with $47.8 million in same 2003 period, an increase of $2.6 million or 5.4%. The second quarter improvement in the elementary/high-school textbook market boosted six-month comparisons, as did continued gains in our decorative packaging market due to business development efforts.

Sales in office products were $38.0 million in the first half of 2004 compared with $37.2 million in the same 2003 period, an increase of $0.8 million or 2.2%, primarily due to modest industry improvement offset by continuing pressures from competitive substitute materials and market maturity of our paper office supplies segments. Gains were also achieved in market penetration of the graphic design market, due to market and new product development successes.

Technical specialties sales were $26.9 million in 2004 compared with $27.6 million in 2003, a decline of $0.7 million or 2.5%. Sales in most markets for the six-month period were essentially flat, reflecting the maturity of our technical/industrial markets.

Company-wide Data

Gross profit in 2004 was $40.1 million, or 17.9% of sales, compared with $35.6 million, or 16.9% of sales in 2003. The primary positive and negative factors accounting for the $4.5 million net increase in gross profit were:
  Foreign currency translation benefits of $2.6 million
  Reduced variable plant overhead of $2.4 million at continuing operations
  Net benefits of plant consolidation efforts of $2.1 million, comprised of lower fixed manufacturing overhead due to the plant closures, partially offset by additional costs related to products transferred from facilities that have been closed
  Higher sales volume, which increased margins by $2.0 million
  Price reductions and weaker product mix totaling $4.0 million
  Higher pulp costs of $0.8 million
Selling, general and administrative expenses were $24.6 million in 2004 compared with $23.1 million in 2003, an increase of $1.5 million or 6.5%. Foreign exchange translation increased SG&A by $0.6 million. Most of the increase related to higher costs for sales, marketing and development costs in both operating segments.

Foreign exchange transactions resulted in gains of $0.3 million in 2004 and losses of $0.6 million in 2003. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expenses were $0.9 million in 2004 compared with $0.3 million in 2003 largely due to higher amortization of deferred financing costs in the first quarter of 2004. These deferred financing costs were written off at the end of the first quarter in 2004 due to refinancing and the chapter 11 process.

Interest expense decreased to $9.6 million in 2004 from $17.5 million in 2003, primarily due to the cessation of interest accruals on our senior notes during the bankruptcy process.

Reorganization expenses related to the chapter 11 proceedings were $13.9 million in 2004, including professional fees of $3.9 million, the write-off of $1.2 million in unamortized bond discounts, and the write-off of $8.8 million in deferred financing costs. There were no comparable expenses in 2003.

Income taxes were $7.6 million in 2004 compared with $8.1 million in 2003. Our taxes primarily relate to income earned in Germany and the United Kingdom.

Net loss for 2004 was $16.3 million, or $2.30 per share, compared with a net loss in 2003 of $13.9 million, or $1.97 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The chapter 11 proceeding has had and will continue to have immediate material effects on the company’s liquidity.

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003, (the "Pre-petition Facility") and is described under "Long-term Debt" was amended and restated to effectively split the agreement into two parts. The North American portion was converted to a Debtor-in-Possession revolving credit facility ("DIP Facility"). The DIP Facility provides financing for our North American operations during the reorganization process.

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

The company’s obligation to make interest payments of approximately $34.1 million per year to the holders of the company’s senior notes have been suspended while the chapter 11 restructuring process takes place. As of June 30, 2004, $15.5 million of accrued interest was included in liabilities subject to compromise.

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

We concluded that the bankruptcy filings were in our best interest after carefully considering a variety of alternatives in consultation with outside financial advisors. As we stated in our 2003 Annual Report on Form 10-K last year, "our substantial level of indebtedness could adversely affect our financial condition. We expect to obtain funds to service our debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments." We carefully explored all of the alternatives described above.

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2004 and 2003 (in thousands):

Net cash provided by (used in):	Six Months ended June 30, 2004	Six Months ended June 30, 2003

Operating activities	$2,759	$(11,606)
Investing activities	(5,431)	(13,868)
Financing activities	8,476	2,577
Effect of exchange rates on cash	(339)	2,256

Net increase (decrease) in cash	$5,465	$(20,641)

Cash provided by operating activities was $2.8 million in 2004 compared to cash used in operating activities of $11.6 million in 2003. Major changes in cash flow included:
  Net losses in 2004 were $16.3 million compared to $13.9 million in 2003, increasing by $2.4 million. Included in 2004 net losses was cash used for reorganization items of $2.9 million and non-cash reorganization charges of $11.0 million.
  Accounts receivable increased by $14.5 million in 2004 due to strong quarter-end sales in North America and Germany compared to relatively weak year-end sales. Overall accounts receivable quality remains high. Accounts receivable rose by $4.6 million in the first six months of 2003.
  Accrued liabilities rose by $13.0 million in the first six months of 2004 compared to an increase of $1.1 million in 2003, primarily due to interest accruals on the long-term notes through the bankruptcy filing date.
  Non-cash items included depreciation and amortization of $8.9 million in 2004 and $8.4 million in 2003.
  Cash tax payments caused income taxes payable in 2004 to decrease by $3.0 million, due largely to significant tax payments in Germany related to fiscal 2002 and 2003 tax years. These tax expenses were previously provided for in our German financial statements. In 2003 income taxes payable increased by $2.0 million.
Cash used in investing activities was $5.4 million in 2004 and $13.9 million in 2003 for capital expenditures.

Cash provided by financing activities was $8.5 million in 2004 and $2.6 million in 2003.
During 2004 :	Net borrowings under the revolving credit facility were $10.8 million The company repaid $1.7 million of long-term debt Debt issuance costs for credit facilities were $0.6 million
During 2003 :	Net proceeds from the issuance of debt were $5.6 million The company repaid $3.0 million of long-term debt

Foreign exchange rates effectively decreased cash in 2004 by $0.3 million and increased cash by $2.3 million in 2003.

Our capital expenditure budget for 2004 is approximately $12.1 million. For the first six months of 2004, capital expenditures were $5.4 million.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April 2004 and October 2004. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at June 30, 2004 (in millions):
	2004*	2005-2007	2008-2010	Thereafter	Total

Long-term debt	$1.5	$108.0	$-	$230.0	$339.5
Letters of credit	8.0	-	-	-	8.0
Operating leases	1.7	4.0	-	-	5.7
Sale-leaseback	0.6	2.1	-	-	2.7
Forward purchase contracts	0.5	0.3	-	-	0.8

	$12.3	$114.4	$-	$230.0	$356.7
* July 1 through December 31, 2004

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

 Long-term Debt

As of June 30, 2004, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at June 30, 2004, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the $1.2 million unamortized portion of the discount.

On December 31, 2003, the company had a 30 month, $85.0 million credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes, compared to our previous credit facility (the Pre-petition Facility). On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance ("Lender"). The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey, facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the EBITDA of FiberMark’s German businesses up to a maximum of $40 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of June 30, 2004 (in millions):
	North America*	Germany	Combined

Borrowing base	$26.9	$40.0	$66.9
Less: reserves against availability	(4.6)	-	(4.6)

Net availability	22.3	40.0	62.3
Less: outstanding borrowings	-	(16.4)	(16.4)
letters of credit	(8.0)	-	(8.0)

Unused borrowing capacity	$14.3	$23.6	$37.9

* The maximum North America borrowing base is $30.0 million, however, as of June 30, 2004, the borrowing base was $26.9 million due to working capital and plant property and equipment that form the borrowing base.

Advances under the credit facilities are repayable daily. The borrowing rates are determined at the company’s discretion based on the terms of the amended and restated credit facility and the DIP facility are as follows:

DIP Facility
Borrowing Source	Base Rate Index	Margin Over Index

U.S.	LIBOR	3.25%
U.S.	Prime rate	1.75%
U.S.	Unused Line Fee	0.50%

German Facility
Borrowing Source	Base Rate Index	Margin Over Index

Germany	Euribor	2.50%
Germany	Euro Index	4.00%
Germany	Unused Line Fee	0.50%

On June 30, 2004, $1.4 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On June 30, 2004, $8.0 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At June 30, 2004, the balance outstanding on the capital lease was $2.7 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $342.2 million to liabilities subject to compromise at June 30, 2004.

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

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. No events occurred that would impair goodwill or long-lived assets for the three and six month periods ended June 30, 2004 and 2003, respectively.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities . The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. There was no significant impact to the consolidated financial statements relating to SFAS 146 for the quarter ended June 30, 2004 and 2003, respectively.

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

New Accounting Pronouncements

In May 2004, the FASB issued an FSP on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act").  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs.  We are currently assessing what, if any, impact this will have on our operating results.  This FSP is effective in the first interim or annual period beginning after June 15, 2004.

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

Factors Affecting Future Results

Our future results of operations and our financial position may be affected by a number of factors and risks, including, but not limited to, the following:

Bankruptcy Proceedings

FiberMark’s chapter 11 filing could harm our financial condition and results of operations .

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

As of June 30, 2004, we had approximately $358.6 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 "2001 notes", our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 "1996 notes".

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the June 30, 2004, outstanding borrowing under the credit facility of $16.4 million, the impact of a 1% increase in the interest rates would be less than $0.2 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is made known to the company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and is effective, in that they provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in forms and rules promulgated by the SEC, and that such disclosure controls and procedures are operating in an effective manner.

Changes in Internal Controls

In connection with their audit of our consolidated financial statements for the fiscal year ended December 31, 2003, our registered public accounting firm, KPMG LLP, reported to the company in their management letter dated May 24, 2004, that a material weakness had been identified in the company’s internal control relating to a lack of sufficient oversight over the closing process of the company’s books and records. KPMG LLP noted incomplete or inadequate account analysis, account reconciliations and consolidation procedures. The auditors further noted that the adequacy of staffing levels in the finance area should be reviewed and strengthened.

The evaluation of internal control is subjective and involves judgment, and although we believe there were areas in our internal control with respect to the closing process that could have been improved, we do not believe these matters contributed to any material misstatement of the company’s reported interim or year-end financial results. However, during the fiscal quarter ended December 31, 2003, and continuing into the first quarter of 2004, the company has taken measures to correct this material weakness including enhancement of the reconciliation and account analysis process, hiring a new corporate controller, implementing a quarterly checklist and strengthening system resources. Additionally, a new financial consolidation software application is being implemented and a director of internal audit was hired in June 2004.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control subsequent to the date of their most recent evaluation other than to the extent the foregoing were significant changes instituted during the first half of 2004.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the "Debtors"), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Vermont (the "Bankruptcy Court"). The Debtors have been and will continue to manage their properties and operate their businesses in the ordinary course of business as DIP pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as DIP, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code.  The filing resulted in an immediate acceleration of the company's 9.375% senior non-amortizing notes and 10.75% senior non-amortizing notes, subject to the automatic stay. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ business, creditors or stockholders or whether or when we may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a reorganization plan.

The ultimate treatment of and recovery, if any, by creditors and equity holders will not be determined until confirmation of a plan of reorganization. FiberMark, Inc., and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 12, 2004.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

Filed

--
On March 30, 2004, FiberMark announced its filing of voluntary chapter 11 petitions to pursue financial reorganization of the company and its U.S. operations and reported fourth-quarter and year-end results.

--
FiberMark, Inc., announced that in a press release dated March 31, 2004, Moody's lowered FiberMark's senior implied rating and guaranteed senior unsecured debt ratings to 'Ca' from 'Caal', with a negative outlook. Also on March 31, 2004, Standard and Poor's lowered all of its ratings to 'D'. Both announcements cited the company's filing for chapter 11 protection under the U.S. Bankruptcy Code.

--
On April 2, 2004, FiberMark announced that it received court approval of first-day motions, has signed the Amended and Restated Credit Agreement dated April 2, 2004 and the Debtor-in-Possession Credit Agreement dated April 2, 2004, and plans to move from the American Stock Exchange to the OTC Bulletin Board.

--	On April 13, 2004, FiberMark announced it would begin trading on the OTC Bulletin Board on April 13, 2004.
--	On April 27, 2004, FiberMark announced that it had received approval by the U.S. Bankruptcy Court of full Debtor-in-Possession (DIP) financing and all first-day motions.
--	On April 28, 2004, Moody's announced that it has withdrawn its ratings for FiberMark, citing the company’s March 30, 2004, filing for chapter 11 protection under the U.S. Bankruptcy Code.

Furnished

--	On May 17, 2004, FiberMark announced its first-quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: August 12, 2004	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: August 12, 2004	By:	/s/ Craig D. Thiel

Craig D. Thiel Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 12, 2004.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the "company") on Form 10-Q for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: August 12, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: August 12, 2004	/s/ John E. Hanley

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004	/s/ Alex Kwader

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)