Form 10-Q/A
period 2004-03-31
FIBERMARK INC
filed 2004-09-02
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

FIBERMARK, INC.
INDEX

PART I. FINANCIAL INFORMATION

Explanatory Note

ITEM 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003

Condensed Consolidated Balance Sheets
March 31, 2004 and December 31,2003

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit Index

CERTIFICATIONS

Explanatory Note

FiberMark, Inc., is filing this amendment, on Form 10-Q/A (the "Form 10-Q/A"), to our Quarterly Report on Form 10-Q relating to our first quarter 2004 results, which was originally filed with the Securities and Exchange Commission on May 17, 2004. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, numbered items of Form 10-Q that are affected by this amendment have been set forth in their entirety, as amended and restated. However, in Item 1 of Part I, only the following sections were amended: Condensed Consolidated Statements of Operations and Notes (2, 9 and 15) to Condensed Consolidated Financial Statements. Changes to these items reflect a reclassification of currency transaction net gains on foreign denominated receivables and payables from net sales and cost of sales to foreign exchange transaction gain. This reclassification resulted in a change in gross profit and income from operations in both the 2004 and 2003 periods, but had no effect on net income (loss). In Item 2 of Part I, only the section entitled "Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003" was amended. In addition, as required, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A (Item 6). No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in our original Form 10-Q. As so modified, Items 1 and 2 of Part I and Item 6 of Part II now read in their entirety as follows:

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2004 and 2003 (In thousands, except per share amounts) Unaudited

	2004	2003

Net sales	$112,428	$105,314

Cost of sales	91,184	85,129

Gross profit	21,244	20,185

Selling, general and administrative expenses	12,088	12,238

Income from operations	9,156	7,947

Foreign exchange transaction gain	(227)	(16)
Other (income) expense, net	736	(43)
Interest expense, net (excluding post-petition contractual interest of $92 in 2004)	8,948	8,699
Reorganization expense	11,985	-

Loss before income taxes	(12,286)	(693)

Income tax expense	4,564	4,710

Net loss	$(16,850)	$(5,403)

Basic loss per share	$(2.38)	$(0.76)

Diluted loss per share	$(2.38)	$(0.76)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$14,025	$6,111
Accounts receivable, net of allowances	61,784	53,752
Inventories	66,129	63,443
Prepaid expenses	2,443	1,671

Total current assets	144,381	124,977

Property, plant and equipment, net	243,617	248,194
Goodwill	8,440	8,602
Other intangible assets, net	3,630	12,745
Other long-term assets	1,548	1,601
Other pension assets	3,457	3,588

Total assets	$405,073	$399,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Revolving credit line	$23,966	$5,906
Current portion of long-term debt	-	3,955
Accounts payable	18,823	23,168
Accrued liabilities	16,708	22,013
Accrued income taxes payable	5,833	9,930
Deferred income taxes	639	656

Total current liabilities not subject to compromise	65,969	65,628

Long-term liabilities:
Long-term debt	-	338,749
Deferred income taxes	15,134	15,528
Other long-term liabilities	44,654	48,654

Total long-term liabilities not subject to compromise	59,788	402,931

Liabilities subject to compromise	367,521	-

Total liabilities	493,278	468,559

Stockholders’ deficit
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding in 2004 and 2003	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(165,961)	(149,111)
Accumulated other comprehensive income	12,288	14,791
Less treasury stock, 3,800 shares at cost in 2004 and 2003	(35)	(35)

Total stockholders’ deficit	(88,205)	(68,852)

Total liabilities and stockholders’ deficit	$405,073	$399,707

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2004 and 2003 (In thousands) Unaudited

	2004	2003
Cash flows from operating activities:
Net loss	$(16,850)	$(5,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,663	4,150
Amortization of bond discount	43	43
Amortization of deferred gain	-	(222)
Loss on disposal of intangible assets	-	35
Deferred income taxes	3	134
Reorganization costs	11,985	-
Reorganization payments	(1,993)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,028)	(4,163)
Inventories	(3,293)	(2,053)
Prepaid expenses	(777)	(325)
Other long-term assets	156	5
Accounts payable	1,423	(3,407)
Accrued liabilities	10,439	10,208
Accrued income taxes payable	(3,964)	1,032
Other long-term liabilities	25	(59)

Net cash used in operating activities	(7,168)	(25)

Cash flows used for investing activities:
Additions to property, plant and equipment	(1,952)	(9,608)
Decrease in other intangible assets	27	-

Net cash used in investing activities	(1,925)	(9,608)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,595
Net borrowings under revolving credit line	18,745	-
Repayment of debt	(778)	(1,927)
Debt issuance costs	(112)	-
Debt issuance costs due to reorganization	(350)	-

Net cash provided by financing activities	17,505	3,668

Effect of exchange rate changes on cash	(498)	684

Net increase (decrease) in cash	7,914	(5,281)

Cash at beginning of period	6,111	35,567

Cash at end of period	$14,025	$30,286

Supplemental cash flow information:

Interest paid	$311	$397
Income taxes paid	$7,909	$3,564

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

Certain 2003 foreign currency transaction gains (losses) were reclassified from net sales and cost of sales to a separate line item to be consistent with current year presentation. The reclassification had no impact on the company’s financial position or results of operations for the period ended March 31, 2003. The impact of the reclassification on the comparative quarter ended March 31, 2003, figures result in the increases (decreases) as follows (in thousands):

March 31, 2003
Net sales	$648
Cost of sales	664
Foreign exchange transaction gain	16

3.	Changes in Accounting Principles and Recently Issued Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE) - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the company's consolidated financial statements or disclosures.

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

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of March 31, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003
Amortizable intangible assets:

Debt issue costs	$ 2,113	$ 16,734	$ 401	$ 6,070
Acquired technology	846	846	53	42
Other	1,640	1,645	515	368

Total amortizable intangible assets	$ 4,599	$ 19,225	$ 969	$ 6,480

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

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Office products	$-	$19,652	$19,652	$-	$19,464	$19,464
Publishing and packaging	-	23,364	23,364	-	23,320	23,320
Technical specialties	55,565	13,847	69,412	48,367	14,163	62,530

	$55,565	$56,863	$112,428	$48,367	$56,947	$105,314

      The following table presents selected financial data for each of our operating segments for the three and six month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Total sales	$56,326	$57,851	$114,177	$48,367	$57,568	$105,935
Less: inter-segment net sales	(761)	(988)	(1,749)	-	(621)	(621)
Total net sales	$55,565	$56,863	$112,428	$48,367	$56,947	$105,314

Income (loss) from operations	$11,174	$(2,018)	$9,156	$10,117	$(2,170)	$7,947

Depreciation and amortization	$1,290	$3,373	$4,663	$1,070	$3,080	$4,150

10.	Restructuring Expense

Severance payments related to restructuring actions initiated during 2003 will continue into the third quarter of 2004.

The following table reconciles the restructuring liability from the beginning to the end of the quarter
(in thousands):

	Balance December 31, 2003	Expense	Payments	Balance March 31, 2004
Severance costs	$ 1,475	$ 0	$ 253	$ 1,222

11. Pension and Post-retirement Benefits

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132R, Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R requires additional disclosures about defined benefit pension plans and other post-retirement benefit plans, including the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003, for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. The components of net periodic benefit costs for the three months ended March 31, 2004, and 2003 are as follows:

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

12. Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statement of operations for the three months ended March 31, 2004 consist of:

Professional fees	$ 1,993,000
Write-off of unamortized bond discount	1,217,000
Write-off of deferred finance costs	8,775,000
Reorganization expenses	$11,985,000

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

Condensed Combined Statement of Operations (in thousands):
Quarter ended March 31, 2004
Net sales	$ 53,325

Cost of sales	46,982

Gross profit	6,343

Selling, general and administrative expenses	8,610

Loss from operations	(2,267)

Other expense, net	800
Interest expense, net	9,037
Equity in income from subsidiaries	(7,239)
Reorganization expense	11,985

Loss before income taxes	(16,850)

Income tax expense	-

Net loss	$(16,850)

Condensed Combined Balance Sheet (in thousands):
ASSETS	March 31, 2004	December 31, 2003
Current assets:
Cash	$5,128	$-
Accounts receivable, net of allowances	21,521	18,451
Inventories	39,627	36,168
Prepaid expenses	2,115	1,293

Total current assets	68,391	55,912

Property, plant and equipment, net	143,463	145,692
Intercompany receivable	3,601	3,530
Investment in subsidiaries	89,140	115,888
Other long-term assets	5,820	14,905

Total assets	$310,415	$335,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$-	$2,753
Current portion of long-term debt	-	3,955
Accounts payable	4,589	11,423
Accrued liabilities	8,985	15,040
Accrued income taxes payable	311	376

Total current liabilities not subject to compromise	13,885	33,547

Long-term liabilities:
Long-term debt	-	338,749
Other long-term liabilities	19,416	33,266

Total long-term liabilities not subject to compromise	19,416	372,015

Liabilities subject to compromise	367,521	-

Total liabilities	400,822	405,562

Stockholders’ deficit	(90,407)	(69,635)

Total liabilities and stockholders’ deficit	$310,415	$335,927

Condensed Combined Statement of Cash Flows (in thousands):
Net cash used in operating activities	$(10,358)
Net cash used in investing activities	(441)
Net cash provided by financing activities	16,881
Effect of exchange rates on cash	(954)
Increase in cash and cash equivalents	5,128

Cash at beginning of period	-

Cash at end of period	$5,128

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of March 31, 2004, (in thousands):

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

15. Consolidating Financial Statements

Below are consolidating statements of operations and statements of cash flow for the three months ended March 31, 2004 and 2003, and consolidating balance sheets as of March 31, 2004 and December 31, 2003 (in thousands):
CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$56,863	$55,565	$-	$112,428

Cost of sales	49,803	41,381	-	91,184

Gross profit	7,060	14,184	-	21,244

Selling, general and administrative expenses	9,078	3,010	-	12,088

Income (loss) from operations	(2,018)	11,174	-	9,156

Foreign exchange transaction gain	-	(227)	-	(227)
Other (income) expense, net	793	(57)	-	736
Equity in subsidiary income	(7,122)	-	7,122	-
Interest expense	9,109	126	(287)	8,948
Interest income	-	(287)	287	-
Reorganization expense	11,985	-	-	11,985

Income (loss) before income taxes	(16,783)	11,619	(7,122)	(12,286)

Income tax expense	67	4,497	-	4,564

Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$56,947	$48,367	$-	$105,314

Cost of sales	49,265	35,864	-	85,129

Gross profit	7,682	12,503	-	20,185

Selling, general and administrative expenses	9,852	2,386	-	12,238

Income (loss) from operations	(2,170)	10,117	-	7,947

Foreign exchange transaction gain	-	(16)	-	(16)
Other (income) expense, net	354	(397)	-	(43)
Equity in subsidiary income	(5,724)	-	5,724	-
Interest expense	8,799	331	(331)	8,799
Interest income	(331)	(100)	331	(100)

Income (loss) before income taxes	(5,268)	10,299	(5,724)	(693)

Income tax expense	135	4,575	-	4,710

Net income (loss)	$(5,403)	$5,724	$(5,724)	$(5,403)

CONSOLIDATING BALANCE SHEETS	March 31, 2004
				Consolidated
ASSETS	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.
Current assets:
Cash	$7,072	$6,953	$-	$14,025
Accounts receivable, net of allowances	24,931	36,858	(5)	61,784
Inventories	43,033	23,096	-	66,129
Prepaid expenses	2,280	163	-	2,443

Total current assets	77,316	67,070	(5)	144,381

Property, plant and equipment, net	145,670	97,947	-	243,617
Goodwill, net	2,450	5,990	-	8,440
Investment in subsidiaries	83,916	32	(83,948)	-
Other intangible assets, net	2,363	1,267	-	3,630
Other long-term assets	-	1,548	-	1,548
Other pension assets	3,457	-	-	3,457

Total assets	$315,172	$173,854	$(83,953)	$405,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$-	$23,966	$-	$23,966
Accounts payable	6,857	11,983	(17)	18,823
Accrued liabilities	9,034	7,674	-	16,708
Accrued income taxes payable	463	5,370	-	5,833
Deferred income taxes	-	639	-	639

Total current liabilities not subject to compromise	16,354	49,632	(17)	65,969

Long-term liabilities:
Long-term debt, less current portion	-	-	-	-
Intercompany notes payable	-	(1,697)	1,697	-
Deferred income taxes	86	15,048	-	15,134
Other long-term liabilities	19,416	25,238	-	44,654

Total long-term liabilities not subject to compromise	19,502	38,589	1,697	59,788

Liabilities subject to compromise	367,521	-	-	367,521

Total liabilities	403,377	88,221	1,680	493,278

Stockholders' equity (deficit):

Preferred stock	-	-	-	-
Common stock	7	32	(32)	7
Additional paid-in capital	65,496	3,256	(3,256)	65,496
Retained earnings (Accumulated deficit)	(165,961)	69,341	(69,341)	(165,961)
Accumulated other comprehensive income	12,288	13,004	(13,004)	12,288
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(88,205)	85,633	(85,633)	(88,205)

Total liabilities and stockholders' equity (deficit)	$315,172	$173,854	$(83,953)	$405,073

CONSOLIDATING BALANCE SHEETS	December 31, 2003
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill, net	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	-	1,601	-	1,601
Other pension assets	3,588	-	-	3,588

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Retained earnings (Accumulated deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders' equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter ended March 31, 2004
				Consolidated
	Guarantor	Non-Guarantor	Eliminations	FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,373	1,290	-	4,663
Amortization of bond discount	43	-	-	43
Equity in subsidiary income	(7,122)	-	7,122	-
Deferred income taxes	3	-	-	3
Reorganization costs	11,985	-	-	11,985
Cash used for reorganization	(1,993)	-	-	(1,993)
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(5,650)	-	(9,028)
Inventories	(3,967)	674	-	(3,293)
Prepaid expenses	(783)	6	-	(777)
Other long-term assets	156	-	-	156
Accounts payable	1,744	(321)	-	1,423
Accrued pension and other current liabilities	9,824	615	-	10,439
Other long-term liabilities	(129)	154	-	25
Accrued income taxes payable	(469)	(3,495)	-	(3,964)

Net cash provided by (used in) operating activities	(7,563)	395	-	(7,168)

Cash flows from investing activities:
Additions to property, plant and equipment	(486)	(1,466)	-	(1,952)
Increase in other intangible assets	(25)	52	-	27

Net cash used in investing activities	(511)	(1,414)	-	(1,925)

Cash flows from financing activities:

Net borrowings under revolving credit line	(2,753)	21,498	-	18,745
Repayment of debt	(778)	-	-	(778)
Net borrowings (repayments) under intercompany notes	8,823	(8,186)	(637)	-
Dividend, net	12,051	(12,338)	287	-
Debt issuance costs	(112)	-	-	(112)
Debt issuance costs due to reorganization	(350)	-	-	(350)

Net cash provided by (used in) financing activities	16,881	974	(350)	17,505

Effect of exchange rate changes on cash	(749)	(99)	350	(498)

Net increase (decrease) in cash	8,058	(144)	-	7,914

Cash at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$7,072	$6,953	$-	$14,025

Supplemental cash flow information:
Non-cash investing activities
Settlement of intercompany loans thorugh dividends	$18,897	$(18,897)	$-	$-

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter ended March 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(5,403)	$5,724	$(5,724)	$(5,403)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,080	1,070	-	4,150
Amortization of bond discount	43	-	-	43
Amortization of deferred gain	(222)	-	-	(222)
Equity in subsidiary income	(5,724)	-	5,724	-
Loss on disposal of intangible asset	-	35	-	35
Deferred taxes	134	-	-	134
Changes in operating assets and liabilities:
Accounts receivable	1,111	(5,274)	-	(4,163)
Inventories	(2,631)	578	-	(2,053)
Prepaid expenses	(349)	24	-	(325)
Other long-term assets	5	-	-	5
Accounts payable	(2,731)	(676)	-	(3,407)
Accrued pension and other liabilities	9,658	550	-	10,208
Intercompany accounts, net	9,803	662	(10,465)	-
Other long-term liabilities	(205)	146	-	(59)
Accrued income taxes payable	16	1,016	-	1,032

Net cash provided by (used in) operating activities	6,585	3,855	(10,465)	(25)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,462)	(2,146)	-	(9,608)

Net cash used in investing activities	(7,462)	(2,146)	-	(9,608)

Cash flows from financing activities:
Proceeds from the issuance of debt	5,595	-	-	5,595
Repayment of debt	(1,927)	-	-	(1,927)
Net borrowings (repayments) under intercompany notes	-	(10,585)	10,585	-
Capital reserve	-	(16)	16	-

Net cash provided by (used in) financing activities	3,668	(10,601)	10,601	3,668

Effect of exchange rate changes on cash	52	768	(136)	684

Net increase (decrease) in cash	2,843	(8,124)	-	(5,281)

Cash at beginning of period	12,535	23,032	-	35,567

Cash at end of period	$15,378	$14,908	$-	$30,286

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

This Form 10-Q/A amends Item 2 of the original Form 10-Q by modifying this section headed "Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003" to reflect the reclassification of currency transaction net gains on foreign denominated receivables and payables from net sales and cost of sales to foreign exchange transaction gain. None of the other sections of Item 2 has been modified in any respect. As so modified, Item 2 now reads in its entirety as follows:

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
•	Reorganization expenses related to chapter 11 amounted to $12.0 million
•	Other expenses increased $0.8 million in 2004 compared with 2003 largely due to higher amortization of additional deferred financing costs as a result of the GE facility obtained in November 2003
•	Increase in income from operations of $1.3 million

Sales from German Operations

Net sales from German operations in the first quarter of 2004 were $55.6 million compared with $48.4 million in the prior-year quarter, an increase of $7.2 million or 14.9%. Excluding the translation effects of a stronger euro, which accounted for $8.1 million in sales for the first quarter compared with the prior-year quarter, sales from German operations declined by $0.9 million or 1.9%. Declines in vacuum bag filter media, abrasive base, coating base and printing materials offset higher sales in transportation filter media and nonwoven wallcovering base. Sales in tape base materials were essentially flat. In vacuum bag filtration, sales within Europe increased, but sales into the U.S. market continued to lag due to factors including lower cost media substitutes, imported finished products from China and bagless vacuum cleaners. First quarter sales in automotive filtration improved despite an industry softening in original equipment demand.

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

Company-wide Data

Gross profit in 2004 was $21.2 million, or 18.9% of sales, compared with $20.2 million, or 19.2% of sales in 2003. The primary positive and negative factors accounting for the $1.0 million net increase in gross profit were:
•	Lower costs of trial runs for product transfers and new products of approximately $1.5 million
•	Reduced variable costs, including labor, of $1.4 million
•	Lower fixed overhead due to plant consolidations, partially offset by initial inefficiency in transferring production, totaling $1.0 million
•	Foreign currency translation benefits of $2.1 million
•	Weaker product mix, which decreased margins by $2.7 million
•	Price reductions of $0.7 million, primarily in nonwoven wallcovering markets
•	Higher energy costs of $0.4 million

Selling, general and administrative expenses were $12.1 million in 2004 compared with $12.2 million in 2003, a decrease of 0.8%. Foreign exchange translation effects increased SG&A by $0.4 million. Benefits costs, plus higher professional and legal fees for ongoing business operations, were offset by cost reduction programs initiated during 2003.

Foreign exchange transaction gains increased $0.2 million in 2004 due to the German operations conversion of dollar-based receivables and payables into euros.

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

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003 (the "Pre-Petition Facility") and is described under "Long-Term Debt" was amended and restated to effectively split the agreement into two parts. The North American portion was converted to a Debtor-in-Possession revolving credit facility ("DIP Facility"). The DIP Facility provides financing for our North American operations during the reorganization process.

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

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2004 and 2003 (in thousands):

Net cash provided by (used in):	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Operating activities	$(7,168)	$(25)
Investing activities	(1,925)	(9,608)
Financing activities	17,505	3,668
Effect of exchange rates	(498)	684
Net increase (decrease) in cash	$7,914	$(5,281)

Cash used in operating activities was $7.2 million in 2004 compared to negligible cash flow in 2003. Major changes in cash flow included:
•	Net losses in 2004 were $16.9 million compared to $5.4 million in 2003, increasing by $11.5 million over 2003 largely due to chapter 11 non-cash reorganization charges of $12.0 million and increased other expenses as described previously. Cash used for reorganization items was $2.0 million in 2004.
•	Non-cash items included depreciation and amortization of $4.7 million in 2004 and $4.2 million in 2003.
•	Cash tax payments caused taxes payable in 2004 to decrease by $4.0 million, due largely to significant tax payments in Germany related to fiscal 2002 and 2003 tax years. These tax expenses were previously provided for in our German financial statements. In 2003, taxes payable increased by $1.0 million.

Cash used in investing activities was $1.9 million in 2004 and $9.6 million in 2003 for capital expenditures.

Cash provided by financing activities was $17.5 million in 2004 and $3.7 million in 2003.
During 2004:
•	net borrowings under the revolving credit facility were $18.7 million
•	the company repaid $0.8 million of long-term debt
•	debt issuance costs for credit facilities were $0.5 million
During 2003:
•	net proceeds from the issuance of debt were $5.6 million
•	the company repaid $1.9 million of long-term debt

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

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at March 31, 2004 (in millions):
	2004*	2005-2007	2008-2010	Thereafter	Total
Long-term debt	$ 2.1	$ 108.1	$ 0.0	$ 230.0	$ 340.2
Letters of credit	8.0	0.0	0.0	0.0	8.0
Operating leases	2.5	4.0	0.0	0.0	6.5
Sale-leaseback	0.9	2.1	0.0	0.0	3.0
Forward purchase contracts	4.3	0.0	0.0	0.0	4.3
	$ 17.8	$ 114.2	$ 0.0	$ 230.0	$ 362.0
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

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of March 31, 2004 (in millions):

	North America*	Germany	Combined
Borrowing base	$24.4	$40.0	$64.4
Less: reserves against availability	(4.6)	-	(4.6)

Net availability	19.8	40.0	59.8
Less: outstanding borrowings	-	(24.0)	(24.0)
Letters of credit	(8.0)	-	(8.0)

Unused borrowing capacity	$11.8	$16.0	$27.8

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE) - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the company's consolidated financial statements or disclosures.

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

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated September 1, 2004.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) The following reports on Form 8-K were filed for the quarter for which this report is filed:
--	FiberMark, Inc. filed a current report on Form 8-K dated March 31, 2004 announcing fourth quarter and full year results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: September 1, 2004	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: September 1, 2004	By:	/s/ Craig D. Thiel

Craig D. Thiel Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer dated September 1, 2004 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the "company") on Form 10-Q/A for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: September 1, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: September 1, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to FiberMark, Inc., and will be retained by FiberMark, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION

I, Alex Kwader, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of FiberMark, Inc.;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 1, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION

I, John E. Hanley, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of FiberMark, Inc.;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 1, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)