Form 10-Q
period 2004-09-30
FIBERMARK INC
filed 2004-11-12
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

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

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of November 1, 2004.

FIBERMARK, INC.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended September 30, 2004 and 2003 (In thousands, except per share amounts) Unaudited

	2004	2003

Net sales	$107,748	$93,777

Cost of sales	92,383	81,371

Gross profit	15,365	12,406

Selling, general and administrative expenses	10,943	9,805
Restructuring and facility closure expense (reversal)	(209)	1,682
Goodwill impairment	-	92,261

Income (loss) from operations	4,631	(91,342)

Foreign exchange transaction (gain) loss	(211)	75
Other expense, net	225	574
Interest expense, net (excluding post-petition contractual interest of $8,525 in 2004)	549	8,723
Reorganization expense	6,477	-

Loss before income taxes	(2,409)	(100,714)

Income tax expense	2,248	2,223

Net loss	$(4,657)	$(102,937)

Basic loss per share	$(0.66)	$(14.57)

Diluted loss per share	$(0.66)	$(14.57)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Nine Months Ended September 30, 2004 and 2003 (In thousands, except per share amounts) Unaudited

	2004	2003

Net sales	$331,187	$304,066

Cost of sales	275,729	256,097

Gross profit	55,458	47,969

Selling, general and administrative expenses	35,517	32,871
Restructuring and facility closure expense (reversal)	(209)	1,682
Goodwill impairment	-	92,261

Income (loss) from operations	20,150	(78,845)

Foreign exchange transaction (gain) loss	(482)	684
Other expense, net	1,159	835
Interest expense, net (excluding post-petition contractual interest of $17,142 in 2004)	10,159	26,196
Reorganization expense	20,419	-

Loss before income taxes	(11,105)	(106,560)

Income tax expense	9,812	10,296

Net loss	$(20,917)	$(116,856)

Basic loss per share	$(2.96)	$(16.54)

Diluted loss per share	$(2.96)	$(16.54)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$932	$6,111
Accounts receivable, net of allowances	64,981	53,752
Inventories	68,540	63,443
Prepaid expenses	3,185	1,671

Total current assets	137,638	124,977

Property, plant and equipment, net	243,672	248,194
Goodwill	8,451	8,602
Other intangible assets, net	3,296	12,745
Other long-term assets	14	1,601
Other pension assets	3,487	3,588

Total assets	$396,558	$399,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$12,731	$5,906
Current portion of long-term debt	-	3,955
Accounts payable	20,717	23,168
Accrued liabilities	21,393	22,013
Accrued income taxes payable	7,231	9,930
Deferred income taxes	646	656

Total current liabilities not subject to compromise	62,718	65,628

Long-term liabilities:
Long-term debt	-	338,749
Deferred income taxes	15,293	15,528
Other long-term liabilities	44,427	48,654

Total long-term liabilities not subject to compromise	59,720	402,931

Liabilities subject to compromise	367,412	-

Total liabilities	489,850	468,559

Stockholders’ deficit:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding in 2004 and 2003	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(170,028)	(149,111)
Accumulated other comprehensive income	11,268	14,791
Less treasury stock, 3,800 shares at cost in 2004 and 2003	(35)	(35)

Total stockholders’ deficit	(93,292)	(68,852)

Total liabilities and stockholders’ deficit	$396,558	$399,707

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003 (In thousands) Unaudited

	2004	2003

Cash flows from operating activities:
Net loss	$(20,917)	$(116,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,234	12,246
Amortization of bond discount	42	129
Amortization of deferred gain	-	(222)
Gain on sale/disposal of assets	(482)	-
Goodwill impairment	-	92,261
Deferred income taxes	2	125
Reorganization costs	20,419	-
Net cash used for reorganization items	(8,760)	-
Changes in operating assets and liabilities:
Accounts receivable	(11,598)	(1,407)
Inventories	(5,465)	5,148
Prepaid expenses	(1,515)	(175)
Other long-term assets	(138)	(2)
Accounts payable	3,897	(5,831)
Accrued liabilities	13,986	13,768
Accrued income taxes payable	(2,540)	2,953
Other long-term liabilities	372	(273)

Net cash provided by operating activities	537	1,864

Cash flows used for investing activities:
Additions to property, plant and equipment	(8,859)	(18,969)
Proceeds from sale/disposal of assets	683	-

Net cash used in investing activities	(8,176)	(18,969)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,595
Net borrowings under revolving credit line	6,776	-
Repayment of debt	(3,012)	(4,122)
Debt issuance costs	(772)	-
Debt issuance costs due to reorganization	(75)	-

Net cash provided by financing activities	2,917	1,473

Effect of exchange rate changes on cash	(457)	852

Net decrease in cash	(5,179)	(14,780)

Cash at beginning of period	6,111	35,567

Cash at end of period	$932	$20,787

Supplemental cash flow information:

Interest paid	$1,399	$18,248
Income taxes paid	$12,011	$7,305

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

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

The chapter 11 cases were commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations including the senior notes. The company believes that the protection afforded by chapter 11 best preserves the Debtors’ ability to continue to serve their customers and preserve the value of their businesses, while they reorganize, and develop and implement a new strategic plan to de-leverage the company’s balance sheet and create an improved long-term capital structure. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ businesses, creditors or stockholders or whether or when the company may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief and any extension periods granted by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004. The right of the Debtors to obtain further extensions was limited by the order. The Debtors expect to file a proposed plan of reorganization and corresponding disclosure statement with the Bankruptcy Court on or before November 15, 2004. At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, the treatment of creditors and equity holders of the respective Debtors under any plan of reorganization finally confirmed, or when it may be possible for the Debtors to emerge from chapter 11. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

Since the filing, the company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business and management believes it will continue to remain adequate during the chapter 11 process. Further, in order to augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million Debtor-in-Possession revolving credit facility ("DIP Facility). The 15-month DIP Facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations will continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities mature on June 30, 2005, but may be extended for an additional 90 days at the request of the Debtors. It is anticipated that the Debtors will enter into a new exit financing facility to replace the DIP Facility in conjunction with the implementation of a confirmed plan of reorganization.

At hearings held on April 27, 2004, the Bankruptcy Court granted final approval of the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; (6) pay certain pre-petition claims of critical vendors; (7) pay certain pre-petition claims of mechanics and materialmen; (8) continue use of existing cash management system and bank accounts; (9) honor consignment arrangements; (10) provide for treatment of valid reclamation claims; and (11) enter into the new credit facility with GE Commercial Finance.

FiberMark, Inc., and the other Debtors have incurred, and will continue to incur significant reorganization expenses resulting from the filing and the continuing chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the company's results of operations.

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain employees generally. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. The company accrued as reorganization costs approximately $1.2 million associated with this process in the third quarter of 2004. Also during the third quarter, $1.1 million was disbursed in accordance with the retention plan.

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

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of filing. A general bar date of July 29, 2004, was established for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and resolved as part of the proceedings in the chapter 11 cases. The ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the company's Annual Report on Form 10-K.

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

Certain 2003 foreign currency transaction gains (losses) were reclassified from net sales and cost of sales to a separate line item to be consistent with current year presentation. The reclassification had no impact on the company’s financial position or results of operations for the three and nine months ended September 30, 2003. The impact of the reclassification on the comparative three and nine months ended September 30, 2003, figures result in the increases (decreases) as follows (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net sales	$126	$1,573
Cost of sales	51	889
Foreign exchange transaction loss	75	684

3.	Changes in Accounting Principles and Recently Issued Standards

In May 2004 the FASB issued an FSP (FASB Staff Position) on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act was signed into law on December 8, 2003, and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP is effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

4.	Earnings (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the company's reported net loss follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Loss available to common shareholders used in basic and diluted loss per share	$(4,657)	$(102,937)	$(20,917)	$(116,856)

Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*	*	**

Denominator for diluted loss per share
Adjusted weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Basic loss per share	$(0.66)	$(14.57)	$(2.96)	$(16.54)

Diluted loss per share	$(0.66)	$(14.57)	$(2.96)	$(16.54)

*	The average closing stock price of our common stock during the three months ending September 30, 2004 and 2003 and the nine months ending September 30, 2004, was less than the exercise price on all options outstanding during those periods. Therefore, there were no incremental shares to be considered in the diluted loss per share calculation for the three months ended September 30, 2004 and 2003, and the nine months ending September 30, 2004.

**	For the nine months ended September 30, 2003, 176 incremental shares are not included because the effect would be antidilutive.

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

No compensation expense has been recognized for stock options granted under the plans during the three and nine month periods ended September 30, 2004 and 2003, as any options granted were at exercise prices that equaled the market value at the date of the grant. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,657)	$(102,937)	$(20,917)	$(116,856)
Total stock based employees compensation determined under fair value method	$(112)	$(161)	$(336)	$(478)
Net loss, pro forma	$(4,769)	$(103,098)	$(21,253)	$(117,334)

Basic loss per share, as reported	$(0.66)	$(14.57)	$(2.96)	$(16.54)
Basic loss per share, pro forma	$(0.67)	$(14.59)	$(3.01)	$(16.61)

Diluted loss per share, as reported	$(0.66)	$(14.57)	$(2.96)	$(16.54)
Diluted loss per share, pro forma	$(0.67)	$(14.59)	$(3.01)	$(16.61)

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

Comprehensive loss for the three and nine month periods ended September 30, 2004 and 2003, consists of net loss and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(4,657)	$(102,937)	$(20,917)	$(116,856)
Currency translation adjustment, net	42	(2,599)	(3,523)	5,605
Comprehensive loss	$(4,615)	$(105,536)	$(24,440)	$(111,251)

7.	Inventories

Inventories at September 30, 2004 and December 31, 2003, consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw material	$23,322	$19,244
Work in progress	18,801	18,233
Finished goods	16,765	16,844
Finished goods on consignment	3,904	3,432
Stores inventory	4,519	4,067
Operating supplies	1,229	1,623
Total inventories	$68,540	$63,443

8.	Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of September 30, 2004 and December 31, 2003 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Amortizable intangible assets:

Debt issue costs	$2,538	$16,734	$1,093	$6,070
Acquired technology	846	846	74	42
Other	1,617	1,645	538	368

Total amortizable intangible assets	$5,001	$19,225	$1,705	$6,480

The total intangible amortization expense for the three months ended September 30, 2004 and 2003 was $305,000 and $436,000 and for the nine months ended September 30, 2004 and 2003 was $1,491,000 and $1,308,000.

In connection with the chapter 11 filing, the company amended and restated the GE credit facility, originally initiated in November 2003, to exclude the North American borrowing base which has been included in a new DIP Facility entered into on April 1, 2004, also with GE. Deferred financing costs associated with the North American borrowing base on the original facility of $1,328,000 were written off and were reported as reorganization expenses in the first quarter of 2004. Also, in connection with the chapter 11 filing the company wrote-off and recorded in reorganization expenses in the first quarter of 2004, $7,447,000 relating to the remaining balance on the deferred finance costs associated with the senior non-amortizing notes.

For the period ended September 30, 2004, the company had $8,451,000 of goodwill, which is all associated with foreign entities. The change in the goodwill for the nine months ended September 30, 2004, is the result of exchange rate fluctuations upon consolidation of the foreign subsidiaries.

9.	Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment (in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$20,616	$20,616	$-	$18,634	$18,634
Publishing and packaging	-	24,938	24,938	-	21,301	21,301
Technical specialties	47,924	14,270	62,194	42,246	11,596	53,842

	$47,924	$59,824	$107,748	$42,246	$51,531	$93,777

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$58,587	$58,587	$-	$55,877	$55,877
Publishing and packaging	-	75,369	75,369	-	69,105	69,105
Technical specialties	156,096	41,135	197,231	139,919	39,165	179,084

	$156,096	$175,091	$331,187	$139,919	$164,147	$304,066

9. Segment Information (continued):

    The following table presents selected financial data for each of our operating segments for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$47,163	$58,865	$106,028	$42,246	$52,281	$94,527
Inter-segment net sales	761	959	1,720	-	(750)	(750)
Total net sales	$47,924	$59,824	$107,748	$42,246	$51,531	$93,777

Income (loss) from operations	$6,048	$(1,417)	$4,631	$4,819	$(96,161)	$(91,342)

Depreciation and amortization	$1,243	$3,113	$4,356	$1,133	$2,712	$3,845

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$156,096	$175,197	$331,293	$139,919	$165,907	$305,826
Inter-segment net sales	-	(106)	(106)	-	(1,760)	(1,760)
Total net sales	$156,096	$175,091	$331,187	$139,919	$164,147	$304,066

Income (loss) from operations	$24,890	$(4,740)	$20,150	$22,789	$(101,634)	$(78,845)

Depreciation and amortization	$3,762	$9,472	$13,234	$3,344	$8,902	$12,246

10.  Restructuring

Severance payments related to restructuring actions initiated during 2003 will continue into the first quarter of 2005.

The following table reconciles the restructuring liability for the nine months ended September 30, 2004 (in thousands):

	Balance December 31, 2003	Expense/(Reversal)	Payments	Balance September 30, 2004
Severance and facility closure costs	$1,475	$(209)	$(520)	$746

11. Pension and Post-retirement Benefits

In December 2003 the Financial Accounting Standards Board issued SFAS No. 132R, Employers’ Disclosure about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans, including the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003, for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. The components of net periodic benefit costs for the three and nine months ended September 30, 2004, and 2003 are as follows (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Post-retirement Benefits
	2004	2003	2004	2003
Service cost	$337	$283	$91	$83
Interest cost	732	695	195	190
Return on assets	(339)	(277)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	-	-	-
Unrecognized prior service cost	103	103	1	1
Unrecognized net loss	271	236	38	31
Recognized settlement loss	190	-	-	-
Net periodic benefit cost	$1,294	$1,040	$325	$305

	Nine Months Ended September 30,
	Pension Benefits		Post-retirement Benefits
	2004	2003	2004	2003
Service cost	$1,015	$846	$274	$249
Interest cost	2,212	2,075	586	569
Return on assets	(1,017)	(834)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	1	2	-	-
Unrecognized prior service cost	309	309	4	4
Unrecognized net loss	818	708	111	91
Recognized settlement loss	570	-	-	-
Net periodic benefit cost	$3,908	$3,106	$975	$913

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the company has chosen to defer recognition of the Act, and, accordingly, the post-retirement benefit obligations and net periodic post-retirement benefit cost do not reflect any potential impact of the legislation. In May 2004 the FASB issued an FSP (FASB Staff Position) on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP is effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

12. Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statement of operations for the three and nine months ended September 30, 2004, consist of (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Professional fees	$4,720	$7,638
Employee retention costs	1,155	2,187
Write-off of unamortized bond discount	-	1,217
Write-off of deferred finance costs	-	8,775
Rejection of contractual obligations	602	602
Reorganization expenses	$6,477	$20,419

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

Condensed Combined Statement of Operations (in thousands):
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net sales	$55,737	$163,630

Cost of sales	49,405	144,159

Gross profit	6,332	19,471

Selling, general and administrative expenses	8,336	25,484
Restructuring and facility closure reversals	(209)	(209)

Loss from operations	(1,795)	(5,804)

Other expense, net	148	1,221
Equity in income from subsidiaries	(3,909)	(15,864)
Interest expense, net	146	9,337
Reorganization expense	6,477	20,419

Loss before income taxes	(4,657)	(20,917)

Income tax expense	-	-

Net loss	$(4,657)	$(20,917)

Condensed Combined Balance Sheet (in thousands):

ASSETS	September 30, 2004	December 31, 2003
Current assets:
Cash	$-	$-
Accounts receivable, net of allowances	24,354	18,451
Inventories	41,236	36,168
Prepaid expenses	2,539	1,293

Total current assets	68,129	55,912

Property, plant and equipment, net	139,261	145,692
Intercompany notes receivable	3,630	3,530
Investment in subsidiaries	99,037	115,888
Other intangible assets, net	2,113	11,317
Other pension assets	3,487	3,588

Total assets	$315,657	$335,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$-	$2,753
Current portion of long-term debt	-	3,955
Accounts payable	10,100	11,423
Accrued liabilities	12,827	15,040
Accrued income taxes payable	-	376

Total current liabilities not subject to compromise	22,927	33,547

Long-term liabilities:
Long-term debt	-	338,749
Other long-term liabilities	18,610	33,266

Total long-term liabilities not subject to compromise	18,610	372,015

Liabilities subject to compromise	367,412	-

Total liabilities	408,949	405,562

Stockholders’ deficit	(93,292)	(69,635)

Total liabilities and stockholders’ deficit	$315,657	$335,927

Condensed Combined Statement of Cash Flows (in thousands):

Nine Months Ended September 30, 2004

Net cash used in operating activities	$(3,419)
Net cash used for reorganization items	(8,760)
Net cash used in investing activities	(1,088)
Net cash provided by financing activities	14,262
Effect of exchange rates on cash	(995)
Increase in cash and cash equivalents	-

Cash at beginning of period	-

Cash at end of period	$-

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of September 30, 2004, (in thousands):

Accounts payable	$6,677
Accrued interest payable (formerly included in accrued liabilities)	15,574
Long-term debt	340,950
Other long-term liabilities	4,211
Liabilities subject to compromise	$367,412

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the third quarter of 2004 was $17,142,000.

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

On September 30, 2004, $1.3 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On September 30, 2004, $7.3 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At September 30, 2004, the balance outstanding on the capital lease was $2.4 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $341.0 million to liabilities subject to compromise at September 30, 2004.

15.	Consolidating Financial Statements

Below are consolidating statements of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flow for the nine months ended September 30, 2004 and 2003, and consolidating balance sheets as of September 30, 2004 and December 31, 2003 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$59,824	$47,924	$-	$107,748

Cost of sales	52,621	39,762	-	92,383

Gross profit	7,203	8,162	-	15,365

Selling, general and administrative expenses	8,829	2,114	-	10,943
Restructuring and facility closure reversal	(209)	-	-	(209)

Income (loss) from operations	(1,417)	6,048	-	4,631

Foreign exchange transaction gain	-	(211)	-	(211)
Other (income) expense, net	245	(20)	-	225
Equity in subsidiary income	(3,755)	-	3,755	-
Interest expense, net	235	314	-	549
Reorganization expense	6,477	-	-	6,477

Income (loss) before income taxes	(4,619)	5,965	(3,755)	(2,409)

Income tax expense	38	2,210	-	2,248

Net income (loss)	$(4,657)	$3,755	$(3,755)	$(4,657)

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$51,531	$42,246	$-	$93,777

Cost of sales	46,459	34,912	-	81,371

Gross profit	5,072	7,334	-	12,406

Selling, general and administrative expenses	7,290	2,515	-	9,805
Restructuring and facility closure expense	1,682	-	-	1,682
Goodwill impairment	92,261	-	-	92,261

Income (loss) from operations	(96,161)	4,819	-	(91,342)

Foreign exchange transaction loss	-	75	-	75
Other (income) expense, net	591	(17)	-	574
Equity in subsidiary income	(2,643)	-	2,643	-
Interest (income) expense, net	8,724	(1)	-	8,723

Income (loss) before income taxes	(102,833)	4,762	(2,643)	(100,714)

Income tax expense	104	2,119	-	2,223

Net income (loss)	$(102,937)	$2,643	$(2,643)	$(102,937)

CONSOLIDATING STATEMENTS OF OPERATIONS	Nine Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$175,091	$156,096	$-	$331,187

Cost of sales	153,063	122,666	-	275,729

Gross profit	22,028	33,430	-	55,458

Selling, general and administrative expenses	26,977	8,540	-	35,517
Restructuring and facility closure reversal	(209)	-	-	(209)

Income (loss) from operations	(4,740)	24,890	-	20,150

Foreign exchange transaction gain	-	(482)	-	(482)
Other (income) expense, net	1,311	(152)	-	1,159
Equity in subsidiary income	(15,385)	-	15,385	-
Interest expense, net	9,608	551	-	10,159
Reorganization expense	20,419	-	-	20,419

Income (loss) before income taxes	(20,693)	24,973	(15,385)	(11,105)

Income tax expense	224	9,588	-	9,812

Net income (loss)	$(20,917)	$15,385	$(15,385)	$(20,917)

CONSOLIDATING STATEMENTS OF OPERATIONS	Nine Months Ended September 30, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$164,147	$139,919	$-	$304,066

Cost of sales	146,444	109,653	-	256,097

Gross profit	17,703	30,266	-	47,969

Selling, general and administrative expenses	25,394	7,477	-	32,871
Restructuring and facility closure expense	1,682	-	-	1,682
Goodwill impairment	92,261	-	-	92,261

Income (loss) from operations	(101,634)	22,789	-	(78,845)

Foreign exchange transaction loss	-	684	-	684
Other (income) expense, net	1,268	(433)	-	835
Equity in subsidiary income	(12,356)	-	12,356	-
Interest expense, net	25,902	294	-	26,196

Income (loss) before income taxes	(116,448)	22,244	(12,356)	(106,560)

Income tax expense	408	9,888	-	10,296

Net income (loss)	$(116,856)	$12,356	$(12,356)	$(116,856)

CONSOLIDATING BALANCE SHEETS	September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$46	$886	$-	$932
Accounts receivable, net of allowances	28,047	36,934	-	64,981
Inventories	44,006	24,534	-	68,540
Prepaid expenses	2,842	343	-	3,185

Total current assets	74,941	62,697	-	137,638

Property, plant and equipment, net	141,276	102,396	-	243,672
Goodwill	2,397	6,054	-	8,451
Investment in subsidiaries	91,494	-	(91,494)	-
Other intangible assets, net	2,113	1,183	-	3,296
Other long-term assets	-	14	-	14
Other pension assets	3,487	-	-	3,487

Total assets	$315,708	$172,344	$(91,494)	$396,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving credit line	$-	$12,731	$-	$12,731
Accounts payable	9,569	9,502	1,646	20,717
Accrued liabilities	12,817	8,576	-	21,393
Accrued income taxes payable	507	6,724	-	7,231
Deferred income taxes	-	646	-	646

Total current liabilities not subject to compromise	22,893	38,179	1,646	62,718

Long-term liabilities:
Deferred income taxes	85	15,208	-	15,293
Other long-term liabilities	18,610	25,817	-	44,427

Total long-term liabilities not subject to compromise	18,695	41,025	-	59,720

Liabilities subject to compromise	367,412	-	-	367,412

Total liabilities	409,000	79,204	1,646	489,850

Stockholders’ equity (deficit):
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	-	-	-	-
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized and none issued	-	-	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 shares issued and 7,066,226 shares outstanding	7	32	(32)	7
Additional paid-in capital	65,496	1,426	(1,426)	65,496
Retained earnings (accumulated deficit)	(170,028)	77,604	(77,604)	(170,028)
Accumulated other comprehensive income	11,268	14,078	(14,078)	11,268
Less treasury stock, 3,800 shares at cost	(35)	-	-	(35)

Total stockholders’ equity (deficit)	(93,292)	93,140	(93,140)	(93,292)

Total liabilities and stockholders’ equity (deficit)	$315,708	$172,344	$(91,494)	$396,558

CONSOLIDATING BALANCE SHEETS	December 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash (overdraft)	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	-	1,601	-	1,601
Other pension assets	3,588	-	-	3,588

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders’ equity (deficit):
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	-	-	-	-
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized and none issued	-	-	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 shares issued and 7,066,226 shares outstanding	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Retained earnings (accumulated deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock, 3,800 shares at cost	(35)	-	-	(35)

Total stockholders’ equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders’ equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(20,917)	$15,385	$(15,385)	$(20,917)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,472	3,762	-	13,234
Amortization of bond discount	42	-	-	42
Loss on sale/disposal of assets	(411)	-	(71)	(482)
Equity in subsidiary income	(15,385)	-	15,385	-
Deferred income taxes	2	-	-	2
Reorganization costs	20,419	-	-	20,419
Net cash used for reorganization items	(8,760)	-	-	(8,760)
Changes in operating assets and liabilities:
Accounts receivable	(6,494)	(5,104)	-	(11,598)
Inventories	(4,940)	(525)	-	(5,465)
Prepaid expenses	(1,345)	(170)	-	(1,515)
Other long-term assets	101	(239)	-	(138)
Accounts payable	5,093	(1,196)	-	3,897
Accrued liabilities	12,579	1,407	-	13,986
Accrued income taxes payable	(425)	(2,115)	-	(2,540)
Other long-term liabilities	(85)	457	-	372

Net cash provided by (used in) operating activities	(11,054)	11,662	(71)	537

Cash flows from investing activities:
Additions to property, plant and equipment	(2,448)	(7,157)	746	(8,859)
Proceeds from sale/disposal of assets	1,358	-	(675)	683

Net cash provided by (used in) in investing activities	(1,090)	(7,157)	71	(8,176)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(2,753)	9,529	-	6,776
Repayment of debt	(3,012)	-	-	(3,012)
Net borrowings (repayments) under intercompany notes	8,823	(8,574)	(249)	-
Dividend, net	12,051	(11,503)	(548)	-
Debt issuance costs	(772)	-	-	(772)
Debt issuance costs due to reorganization	(75)	-	-	(75)

Net cash provided by (used in) financing activities	14,262	(10,548)	(797)	2,917

Effect of exchange rate changes in cash	(1,086)	(168)	797	(457)

Net increase (decrease) in cash	1,032	(6,211)	-	(5,179)

Cash (overdraft) at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$46	$886	$-	$932

CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(116,856)	$12,356	$(12,356)	$(116,856)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,902	3,344	-	12,246
Amortization of bond discount	129	-	-	129
Amortization of deferred gain	(222)	-	-	(222)
Goodwill impairment	92,261	-	-	92,261
Equity in subsidiary income	(12,356)	-	12,356	-
Deferred income taxes	125	-	-	125
Changes in operating assets and liabilities:
Accounts receivable	3,746	(5,153)	-	(1,407)
Inventories	5,849	(701)	-	5,148
Prepaid expenses	(445)	270	-	(175)
Other long-term assets	12	(14)	-	(2)
Accounts payable	(4,652)	(1,179)	-	(5,831)
Accrued liabilities	12,757	1,011	-	13,768
Accrued income taxes payable	165	2,788	-	2,953
Other long-term liabilities	(725)	452	-	(273)

Net cash provided by (used in) operating activities	(11,310)	13,174	-	1,864

Cash flows from investing activities:
Additions to property, plant and equipment	(9,186)	(9,783)	-	(18,969)

Net cash used in investing activities	(9,186)	(9,783)	-	(18,969)

Cash flows from financing activities:
Proceeds from issuance of debt	5,595	-	-	5,595
Repayment of debt	(4,122)	-	-	(4,122)
Net borrowings (repayments) under intercompany notes	15,696	(15,743)	47	-
Dividend, net	-	49	(49)	-

Net cash provided by (used in) financing activities	17,169	(15,694)	(2)	1,473

Effect of exchange rate changes in cash	(671)	1,521	2	852

Net decrease in cash	(3,998)	(10,782)	-	(14,780)

Cash at beginning of period	12,535	23,032	-	35,567

Cash at end of period	$8,537	$12,250	$-	$20,787

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004, Compared with Three Months Ended September 30, 2003

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section should be read in conjunction with Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report on Form 10-K.

Consolidated net sales for the quarter ended September 30 were $107.7 million in 2004 compared with $93.8 million in 2003, an increase of $13.9 million or 14.8%. Favorable foreign exchange rates increased third-quarter 2004 sales by $4.3 million compared with 2003. Net of currency effects, current year net sales increased by $9.6 million, or 10.2% versus last year.

A consolidated net loss of $4.7 million in the third quarter of 2004 compared with a net loss of $102.9 million in 2003. The following factors accounted for most of the net change from our 2003 to 2004 income:
•	2003 losses included a goodwill impairment charge of $92.3 million
•	Interest expense, net, was $8.2 million lower in 2004, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process
•	Reorganization expenses related to chapter 11 amounted to $6.5 million in 2004
•	Income from operations, excluding restructuring and goodwill impairment expenses, rose by $1.8 million due to higher gross margins partially offset by increased SG&A expenses
•	Restructuring expenses of $0.2 million were reversed in 2004, compared to expense charges of $1.7 million in 2003

Sales from German Operations

Net sales from German operations in the third quarter of 2004 were $47.9 million compared with $42.2 million in the prior-year quarter, an increase of $5.7 million or 13.5%. Excluding the translation effects of a stronger euro, which accounted for $3.9 million in sales for the third quarter compared with the prior-year quarter, sales from German operations grew by $1.8 million, or 4.3%. During the quarter, we made continued gains in our automotive filtration business, and our tape and graphic arts/printing businesses strengthened. However, vacuum bag filtration sales continued to weaken, particularly in the U.S., largely due to lower cost media substitutes, imported finished products from China and bagless vacuum cleaners and, in the European market, competition from alternate synthetic media. In some markets, the combination of pricing pressure and product mix deflated sales levels, despite the overall gain in sales.

Sales from North American Operations

Third-quarter 2004 net sales from North American operations were $59.8 million compared with $51.5 million in the prior-year quarter, an increase of $8.3 million or 16.1%. Favorable foreign exchange rates accounted for $0.4 million of the increase. All of our product families reported double-digit percentage gains, with the largest recovery evident in technical specialties. Compared to the recent second quarter, we saw gains in all product families but publishing and packaging, where our first half of the year is much stronger seasonally. The sequential gains in other North American businesses, despite a traditional seasonal third quarter softening, reflect weak 2003 comparisons, some economic improvement and new business.

Third-quarter 2004 sales of publishing and packaging products were $24.9 million compared with $21.3 million, an increase of $3.6 million or 16.9% versus the third quarter of 2003. Overall publishing sales improved, benefiting from modest gains in the elementary/high school textbook market compared with weak 2003 levels due to sector improvement and broad benefits of our publishing market development programs. Packaging sales, which represent a relatively small portion of this market segment, continued to generate significant growth due to successful new business development initiatives.

Sales in office products were $20.6 million in the third quarter of 2004 compared with $18.6 million in the same 2003 period, an increase of $2.0 million or 10.8%, primarily due to modest industry improvement and continued gains in our graphic design market due to market and product development successes.

Technical specialties sales were $14.3 million in 2004 compared with $11.6 million in 2003, an increase of $2.7 million or 23.3%. Sales in many of our key technical markets were up, offset by isolated cases of weak market demand and market share loss.

Company-wide Data

Gross profit in 2004 was $15.4 million, or 14.3% of sales, compared with $12.4 million, or 13.2% of sales in 2003. The primary positive and negative factors accounting for the $3.0 million net increase in gross profit were:
•	Higher sales volume, which increased margins by $4.1 million
•	Improved production efficiency at papermaking and converting operations, contributing $1.1 million to gross profits
•	Foreign currency benefits of $0.8 million due to favorable translation of German and U.K. profits into dollars
•	Benefits of plant closures in 2003, lower energy costs, and favorable production mix, improved gross profits by $1.5 million.
•	Higher pulp costs of $1.6 million
•	Maintenance costs and supply expenses increasing by $2.1 million
•	Price reductions and weaker product mix totaling $0.7 million

Selling, general and administrative (SG&A) expenses were $10.9 million in 2004 compared with $9.8 million in 2003, an increase of $1.1 million or 11.2%. Most of the increase related to higher costs for sales, marketing and development costs in both operating segments. Foreign currency exchange rates increased SG&A expenses by $0.2 million.

Certain restructuring and facility closure expenses were reversed in 2004, totaling $0.2 million. These expenses, amounting to $1.7 million, were originally charged in 2003. The reversal reflected a revised estimate of expenses remaining to be paid.

Foreign exchange transaction gains in 2004 were $0.2 million, compared with a foreign exchange transaction loss of $0.1 million in 2003. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Interest expense decreased to $0.5 million in 2004 from $8.7 million in 2003, primarily due to the cessation of interest accruals on the senior notes during the bankruptcy process.

Reorganization expenses related to the chapter 11 proceedings were $6.5 million in 2004 for professional fees, rejected lease contracts, and accruals for key employee retention payments. There were no comparable expenses in 2003.

Income taxes were $2.2 million in both 2004 and 2003. Our taxes relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The loss in 2004 was $4.7 million, or $0.66 per share, compared with a net loss in 2003 of $102.9 million, or $14.57 per share, for reasons described previously.

Nine Months Ended September 30, 2004, Compared with Nine Months Ended September 30, 2003

Consolidated net sales for the nine months ended September 30 were $331.2 million in 2004 compared with $304.1 million in 2003, an increase of $27.1 million or 8.9%. Favorable foreign currency rates increased year-to-date 2004 sales by $16.0 million compared with 2003. Net of currency effects, current year net sales increased by $11.1 million, or 3.7% versus last year.

The consolidated net loss was $20.9 million in 2004, compared with a net loss of $116.9 million in 2003, a decrease of $96.0 million. The following factors accounted for most of the decrease in net loss from 2003 to 2004.
•	2003 losses included a goodwill impairment charge of $92.3 million
•	Reorganization expenses related to chapter 11 amounted to $20.4 million in 2004
•	Interest expense, net, was $16.0 million lower in 2004, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process
•	Income from operations rose by $4.8 million due to higher gross margins, partially offset by increased SG&A expenses
•	Restructuring expenses of $0.2 million were reversed into income in 2004, compared to expense charges of $1.7 million in 2003

Sales from German Operations

Net sales from German operations in the nine months ended 2004 were $156.1 million compared with $139.9 million in the prior-year period, an increase of $16.2 million or 11.6%. Excluding favorable foreign currency effects, which accounted for $14.6 million in sales for the nine-month period in 2004 compared with the prior-year period, sales from German operations increased by $1.6 million, or 1.1%. Higher sales in transportation filter media and nonwoven wallcovering base offset declines in vacuum bag filter media, abrasive base and printing materials. We continue to experience erosion in our vacuum bag filtration business due to alternative and lower cost media substitutes, imported finished products from China and bagless vacuum cleaners. Year-to-date sales in automotive filtration continued its growth trend despite industry softening in original equipment demand.

Sales from North American Operations

Net sales from North American operations were $175.1 million in the first nine months of 2004 compared with $164.1 million in the prior-year period, an increase of $11.0 million or 6.7%. Favorable foreign exchange effects accounted for $1.4 million of the increase. Publishing and packaging drove these gains, along with modest gains in office products and technical specialties

Sales of publishing and packaging products grew to $75.4 million in the first nine months of 2004 compared with $69.1 million in same 2003 period, an increase of $6.3 million or 9.1%. The third-quarter improvement in the elementary/high-school textbook market boosted nine-month comparisons, as did continued gains in our decorative packaging market due to business development efforts.

Sales in office products were $58.6 million in the first nine months of 2004 compared with $55.9 million in the same 2003 period, an increase of $2.7 million or 4.8%, primarily due to industry improvement offset by continuing pressures from competitive substitute materials and market maturity of our paper office supplies segments. Gains were also achieved in market penetration of the graphic design market, due to market and new product development successes.

Technical specialties sales were $41.1 million in 2004 compared with $39.2 million in 2003, an increase of $1.9 million or 4.8%. Sales in most markets for the nine-month period improved modestly, reflecting the maturity of our technical/industrial markets and recent economic improvements.

Company-wide Data

Gross profit in 2004 was $55.5 million, or 16.8% of sales, compared with $48.0 million, or 15.8% of sales in 2003. The primary positive and negative factors accounting for the $7.5 million net increase in gross profit were:
•	Higher sales volume, which increased margins by $6.1 million
•	Reduced variable plant overhead of $4.1 million at continuing operations, including lower trial run costs involved with grade transfers
•	Foreign currency benefits of $3.5 million due to favorable translation of German and U.K. profits into dollars
•	Net benefits of plant consolidation efforts of $2.9 million, comprised of lower fixed manufacturing overhead due to the plant closures, partially offset by additional costs related to products transferred from facilities that have been closed
•	Price reductions and weaker product mix totaling $4.7 million
•	Higher pulp, energy, and other raw material costs of $2.9 million
•	Increased fixed overhead, including maintenance spending, amounting to $1.7 million

Selling, general and administrative expenses were $35.5 million in 2004 compared with $32.9 million in 2003, an increase of $2.6 million or 7.9%. Most of the increase related to higher costs for sales, marketing and development costs in both operating segments. Foreign exchange rates increased SG&A by $0.8 million.

Certain restructuring and facility closure expenses were reversed in 2004, totaling $0.2 million. These expenses, amounting to $1.7 million, were originally charged in 2003. The reversal reflected a revised estimate of expenses remaining to be paid.

Foreign exchange transaction gains were $0.5 million in 2004 compared with losses of $0.7 million in 2003. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Interest expense decreased to $10.2 million in 2004 from $26.2 million in 2003, primarily due to the cessation of interest accruals on our senior notes during the bankruptcy process.

Reorganization expenses related to the chapter 11 proceedings were $20.4 million in 2004, including professional fees and key employee retention expenses of $9.8 million, the write-off of $1.2 million in unamortized bond discounts, $8.8 million in deferred financing costs related to the senior notes, and $0.6 million in lease rejection costs. There were no comparable expenses in 2003.

Income taxes were $9.8 million in 2004 compared with $10.3 million in 2003. Our taxes primarily relate to income earned in Germany and the United Kingdom.

Net loss for 2004 was $20.9 million, or $2.96 per share, compared with a net loss in 2003 of $116.9 million, or $16.54 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The chapter 11 proceeding has had and will continue to have immediate material effects on the company’s liquidity.

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003, (the "Pre-petition Facility") and is described under "Long-term Debt" was amended and restated to effectively split the agreement into two parts. The North American portion was converted to a DIP Facility. The DIP Facility provides financing for our North American operations during the reorganization process.

On April 1, 2004, we signed an agreement with GE Commercial Finance for a $30 million DIP Facility loan. The commitment is based on availability from North American assets, including receivables, inventory and fixed assets, that are calculated on the same basis as the Pre-petition Facility. We received final court approval of the DIP Facility on April 27, 2004. Our German operations continue to be funded under a $40 million amended and restated revolving credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the Pre-petition Facility. Various covenants and restrictions on our operations under the Pre-petition Facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from Germany to support North American operations.

The company’s obligation to make interest payments of approximately $34.1 million per year to the holders of the company’s senior notes has been suspended while the chapter 11 restructuring process takes place. As of September 30, 2004, $15.6 million of accrued interest was included in liabilities subject to compromise.

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

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2004 and 2003 (in thousands):

Net cash provided by (used in):	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Operating activities	$537	$1,864
Investing activities	(8,176)	(18,969)
Financing activities	2,917	1,473
Effect of exchange rates on cash	(457)	852
Net decrease in cash	$(5,179)	$(14,780)

Cash provided by operating activities was $0.5 million in 2004 compared to $1.9 million in 2003. Major changes in cash flow included:
•	Net losses in 2004 were $20.9 million compared to $116.9 million in 2003, decreasing by $96.0 million. Included in 2004 net losses was cash used for reorganization items of $8.8 million and non-cash reorganization charges of $11.6 million. Net losses in 2003 included a non-cash write-off of goodwill amounting to $92.3 million.
•	Accounts receivable increased by $11.6 million in 2004 due to strong quarter-end sales in North America and Germany compared to relatively weak year-end sales. Overall accounts receivable quality remains high. Accounts receivable rose by $1.4 million in the first nine months of 2003.
•	Inventories increased by $5.5 million in 2004 due to increased costs for raw materials, higher levels of key materials to assure continuity of supply during our reorganization, and generally higher sales and production levels. Inventories decreased by $5.2 million in 2003.
•	Non-cash items included depreciation and amortization of $13.2 million in 2004 and $12.2 million in 2003.
•	Cash tax payments caused income taxes payable in 2004 to decrease by $2.5 million, due largely to significant tax payments in Germany related to fiscal 2002 and 2003 tax years. These tax expenses were previously provided for in our German financial statements. In 2003 income taxes payable increased by $3.0 million.

Cash used in investing activities was $8.2 million in 2004 including capital expenditures of $8.9 million and net proceeds from sales of assets of $0.7 million. Capital expenditures were $19.0 million in 2003.

Cash provided by financing activities was $2.9 million in 2004 and $1.5 million in 2003.

During 2004:
  Net borrowing under the revolving credit faciity were $6.8 million
  The company repaid $3.0 million of long-term debt
  Debt issuance costs for credit facilities were $0.8 million
During 2003:
  Net proceeds form the issuance of debt were $5.6 million
  The company repaid $4.1 million of long-term debt
Foreign exchange rates effectively decreased cash in 2004 by $0.5 million and increased cash by $0.9 million in 2003.

Our capital expenditure budget for 2004 is approximately $12.1 million. For the first nine months of 2004, capital expenditures were $8.9 million.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April 2004 and October 2004. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at September 30, 2004 (in millions):
	2004*	2005-2007	2008-2010	Thereafter	Total
Long-term debt	$0.6	$108.0	$-	$230.0	$338.6
Letters of credit	8.3	-	-	-	8.3
Operating leases	0.9	4.0	-	-	4.9
Sale-leaseback	0.3	2.1	-	-	2.4
Forward purchase contracts	0.7	2.4	-	-	3.1
	$10.8	$116.5	$-	$230.0	$357.3
* October 1 through December 31, 2004

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

Long-term Debt

As of September 30, 2004, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at September 30, 2004, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the $1.2 million unamortized portion of the discount.

On December 31, 2003, the company had a 30 month, $85.0 million credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance. The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey, facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the earnings before income taxes, depreciation, and amortization ("EBITDA") of FiberMark’s German businesses up to a maximum of $40 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of September 30, 2004 (in millions):
	North America*	Germany	Combined
Borrowing base	$25.6	$40.0	$65.6
Less: reserves against availability	(4.6)	-	(4.6)
Net availability	21.0	40.0	61.0
Less: outstanding borrowings	-	(12.7)	(12.7)
letters of credit	(8.3)	-	(8.3)
Unused borrowing capacity	$12.7	$27.3	$40.0

* The maximum North America borrowing base is $30.0 million; however, as of September 30, 2004, the borrowing base was $25.6 million due to working capital and plant, property and equipment that form the borrowing base.

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

On September 30, 2004, $1.3 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On September 30, 2004, $7.3 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.47% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million on January 31, 2005, when FiberMark will resume ownership of the entire site. At September 30, 2004, the balance outstanding on the capital lease was $2.4 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $341.0 million to liabilities subject to compromise at September 30, 2004.

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

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. No events occurred that would impair goodwill or long-lived assets for the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. There was no significant impact to the consolidated financial statements relating to SFAS 146 for the quarter ended September 30, 2004 and 2003, respectively.

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

New Accounting Pronouncements

In May 2004, the FASB issued an FSP on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act").  The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP is effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

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

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. FiberMark’s bankruptcy filing could present additional challenges, including, without limitation: possible problems with our relationships with customers, suppliers, employees and creditors; our ability to attract and retain key employees; and uncertainty as to the confirmation and implementation of the plan of reorganization. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Numerous factors, including the failure to obtain the requisite levels of creditor acceptances of the plan, may prevent confirmation of such a plan. The terms of any such plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict. FiberMark anticipates that a proposed plan of reorganization will be filed with the Bankruptcy Court on or before November 15, 2004. The plan may be modified after its filing.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of September 30, 2004, we had approximately $353.7 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 "2001 notes", our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 "1996 notes".

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

Assuming that a plan of reorganization is confirmed and implemented, we expect to obtain funds to service our remaining debt over time primarily from our operations and from borrowings under an exit facility that will replace the DIP Facility. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the September 30, 2004, outstanding borrowing under the credit facility of $12.7 million, the impact of a 1% increase in the interest rates would be less than $0.2 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004, the company’s chief executive officer and chief financial officer have concluded that the company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is made known to the company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and is effective, in that they provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in forms and rules promulgated by the SEC, and that such disclosure controls and procedures are operating in an effective manner.

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

The evaluation of internal control is subjective and involves judgment, and although we believe there were areas in our internal control with respect to the closing process that could have been improved, we do not believe these matters contributed to any material misstatement of the company’s reported interim or year-end financial results. However, during the fiscal quarter ended December 31, 2003, and continuing into 2004, the company has taken measures to correct this material weakness including enhancement of the reconciliation and account analysis process, hiring a new corporate controller, implementing a quarterly checklist and strengthening system resources. Additionally, a new financial consolidation software application is being implemented and a director of internal audit was hired in June 2004.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control subsequent to the date of their most recent evaluation other than to the extent the foregoing were significant changes instituted during 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The ultimate treatment of and recovery, if any, by creditors and equity holders will not be determined until confirmation and implementation of a plan of reorganization. FiberMark, Inc., and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the company currently believes that any proposed reorganization plan will provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2004.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: November 12, 2004	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: November 12, 2004	By:	/s/ Craig D. Thiel

Craig D. Thiel Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer dated November 12, 2004 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the "company") on Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E. Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: November 12, 2004	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: November 12, 2004	/s/ John E. Hanley

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

b)	[Not applicable]
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2004	/s/ Alex Kwader

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

b)	[Not applicable]
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2004	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)