Form 10-K
period 2004-12-31
FIBERMARK INC
filed 2005-03-31
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-20231

FIBERMARK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	82-0429330 (IRS Employer Identification No.)

161 Wellington Road
P.O. Box 498
Brattleboro, Vermont 05302
(802) 257-0365

Securities registered pursuant to Section 12(b) of the Act:

Title of each class    Name of each exchange on which registered
Common Stock, $.001 par value                Over-the-Counter Bulletin Board

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
Items 6, 7, 8, 9A, 15(a)(1) and 15(a)(2) have been omitted for reasons set forth in the Registrant’s Form 12b-25 filing.

Yes	X	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).

Yes	No	X

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the OTC Bulletin Board, was $1,246,346, as of June 30, 2004. Excluded from this computation were shares held by directors and executive officers of the company and their associates as a group. Such exclusion does not signify that members of this group are "affiliates" of or controlled by the company.

The number of shares of common stock outstanding was 7,066,226 as of March 14, 2005.

PART I
Item 1. Business

Recent Developments

On March 22, 2005, FiberMark, Inc. and its two wholly-owned U.S. subsidiaries FiberMark North America, Inc. and FiberMark International Holdings LLC (collectively, the "Debtors"), withdrew the Plan of Reorganization dated December 17, 2004, on file in the chapter 11 case it had commenced on March 30, 2004. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. Although the Plan was unanimously supported by the Creditors Committee, these three bondholder members of the Committee subsequently voted against the Plan due to these intercreditor disagreements. As a result, the company could not proceed with confirmation of the Plan. Also on March 22, 2005, the company filed motions with the U.S. Bankruptcy Court, District of Vermont ("the Court"), to resolve certain issues and to reinstate the exclusivity period so the company can formulate a new Plan of Reorganization that it believes could be confirmed. Please see notes 1 and 23 of the Notes to the Consolidated Financial Statements for further information.

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

Business Strategy

We seek to maximize returns to our stakeholders by pursuing a strategy that has the following elements:
•	Gain market leadership by excelling at serving existing and new markets with high value-added opportunities
▪	Forge global, mutually beneficial partnerships with our suppliers and customers, creating catalysts for innovation and increasing our knowledge of marketplace needs and the versatility to meet them
▪	Strengthen product and business development processes to accelerate our internal growth rates
•	Optimize operations to gain competitive advantage in the markets we serve
▪	Enhance our technical, manufacturing, and service capabilities, aligning them with the product and service needs of our markets
▪	Add value to customers through continuous productivity gains and maximizing the effectiveness of recent facility consolidations to generate improvements in our quality, service, product offering and cost structure
•	Broaden our technical capabilities and ability to use a wide range of raw materials

▪	Enhance responsiveness to customer requirements
▪	Create new market opportunities
▪	Reduce costs
▪	Reduce exposure to supply/demand volatility

Overview of Operating Segments, Product Families and Major Markets

As a specialty fiber-based materials producer and marketer, we manufacture and convert specialty papers, pressboards, nonwoven materials and combinations of various materials, operating in two segments: German operations and North American operations, consistent with the internal management structure for our business. Our German operations segment manufactures and markets technical specialties, a product family that primarily includes filter media, tape substrates, nonwoven wallcovering base and printing substrates. Materials produced or sold by our North American operations fit within three broad product families: publishing and packaging (formerly decorative specialties), office products and technical specialties. We believe that we are one of the leaders in the majority of our niche markets, often on a worldwide basis. Our German operations accounted for 48% and our North American operations accounted for 52% of our consolidated revenue during the year ended December 31, 2004.

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
Edge binding and reinforcing
Cover Materials for Graphic Design Applications
Specialty packaging
Advertising/promotional materials

The revenue relationship of our operating segments to our product families is shown in note 21 to the Notes to the Consolidated Financial Statements included in this document, entitled "Segment Information".

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

Materials/Products	End Products/Markets	Typical Customers
Filter Media for Transportation Filtration (car, truck, heavy-duty equipment, train, jet, etc.)
• Saturated and unsaturated paper that may be reinforced with cotton or synthetic fibers • Synthetic/nonwoven meltblown • Composite materials	• Liquid filters: Fuel, lube, and hydraulic oil • Air filters: Engine and vehicle passenger cabin	• Leading filter manufacturers (sold into/to OEM, OES, and after-markets)
Filter Media for Home/Commercial Filtration
• Paper and synthetic: nonwoven meltblown • Synthetic air filter media	• Vacuum cleaner bags (OEM, OES, and after-market) • Industrial filtration, ventilation, air-conditioning, and process air filtration	• Manufacturers/converters of vacuum cleaners or bags • Producers of industrial filter element and filter sets
Home/Commercial
• Nonwoven wallcovering base • Abrasive base • Printing substrates: specialty nonwoven/synthetic content materials • Security paper • Overlay and other flooring materials
•   Wallcovering/wallpaper
•   Sandpaper: hand and machine
•   Graphic artrs/printing: menus, promotional items,
     maps, durable documents, and labels
•   Identity: cards, licenses, tickets, registrations,
    and stock certificates
•   Laminated imitation wood veneer flooring
• Wallcovering manufacturers • Coated abrasives manufacturers • Paper merchants (servicing printing industry) • Paper merchants (servicing printing industry • Flooring manufacturers
Tape Substrates
• Masking tape base • Raw (unsaturated) • Saturated • Other tape base	• Masking tape for general purposes and painting: • Automotive OEM and repair • Building construction/renovation • Application tape to transfer vinyl lettering for signage	• Leading tape manufacturers, worldwide, particularly in Europe and Asia Pacific • Self-adhesive coaters (tape manufacturers)

Competitors

Our largest competitors in the transportation filtration market are FiberComposites, a division of Ahlstrom Corp. and Hollingsworth & Vose/Binzer. Our primary competitors in vacuum filter media include Monadnock Paper Mills, Inc. in the U.S., as well as Neu Kaliss Spezialpapier GmbH and MB Papeleras Especiales S.A. in Europe. Our competitors in the tape substrate market include integrated manufacturers, such as Neenah Paper, Inc., Wausau-Mosinee Paper Corp., Paper Line S.p.A., Ahlstrom Corp. and MeadWestvaco Corp. We also compete with various small competitors, none of which has a dominant market position. In the tape market, some of our customers have the ability to saturate tape base materials, a service that we provide to many of our tape base customers.

In other technical markets, such as abrasive and nonwoven wallcovering base, our competitors include a mix of large integrated manufacturers and smaller independent companies, including Arjo Wiggins (division of WORMS & Cie.), FiberComposites (division of Ahlstrom Corp.), Hollingsworth & Vose/Binzer, Neenah Paper, Inc., MeadWestvaco Corp. and Neu Kaliss Spezialpapier GmbH. In some of our niche markets, we compete with various large, integrated commodity paper manufacturers who may make less expensive substitute materials. In the graphic arts market, our primary competitors are producers of films or 100% synthetic materials.

Manufacturing

Our German operations consist of three sites: Lahnstein, Germany (FiberMark Lahnstein), Feldkirchen/Westerham ("Weidach") and Bruckmühl, Germany (FiberMark Gessner facilities). We manufacture base materials, including paper, often combining wood pulp sources and non-wood sources such as synthetic fibers and synthetic fiber-based materials, and combinations of paper and nonwoven materials. In addition, our German facilities have various finishing capabilities, including saturating, coating, bonding and other finishing capabilities. Our filter media business is primarily produced in our Weidach site. The Bruckmühl site primarily produces specialty tape substrates, which may be raw, saturated and/or coated, as well as latex-treated abrasive base materials used for sandpaper. Our New Jersey operations supply our German operations with a portion of their vacuum bag filter media and tape base needs. We also purchase a small percentage of the base materials marketed by our German operations from outside sources. FiberMark Lahnstein produces and markets its largest single product line, wallcovering base, as well as printing and coating base materials.

North American Operations

Our North American operations consist of seven production sites (four paper mills and three converting operations) in the northeastern United States and one converting operation in the United Kingdom (detailed in Item 2, below). We produce paper at our Brownville, New York, site on a part-time basis, and continue to operate the converting operations at this facility. We briefly closed Brownville’s papermaking operations in mid-2004, but subsequently elected to maintain these operations on a swing basis to meet market demands. Additionally, we have a customer service/administrative site in South Hadley, Massachusetts, and a technical center in West Springfield, Massachusetts. Our corporate headquarters and one production site are located in Brattleboro, Vermont. A significant portion of our papermaking operations is used to supply our converting operations with base materials. The remainder of our paper machine production and most of our converting production is sold to customers, typically manufacturers known as converters, with a small portion sold through agents and distributors. The majority of our markets and product lines are mature, serving niche markets. In some markets, we have experienced structural revenue losses tied to product substitutions, including technology-based products, plastics and lower-quality materials. In a few selected markets, such as textured papers for scrapbooking, decorative covering materials for packaging, and specialty papers for the graphic design market, we have experienced a combination of market growth and market share gains.

Publishing and Packaging (formerly part of Decorative Specialties)

Publishing and packaging was the largest product family within our North American operations, representing 42% of 2004 net sales. This product group was primarily derived from our April 2001 acquisition of Rexam DSI. Our cover and covering materials are predominantly used in the book publishing and luxury packaging industries. We add multiple coatings and embossing patterns to impart a full range of decorative treatments to our latex-saturated decorative covering materials. Our colored saturated products are sold under a variety of trade names, including Kivar®, Skivertex® and Lexotone®, which are well-known worldwide within our markets, particularly in publishing. In graphic white saturated grades, we compete in the higher end segments of the book cover and photo/scrapbook album markets. Our Kivar Performa Type 2 is a recognized, premier brand for use in textbook covers, and is specified by a majority of state governments in the United States. Our FiberMark Red Bridge, England, converting operation markets a line of coated cloth materials, specialty papers, nonwoven materials and ancillary products to the bookbinding/book publishing, packaging and security markets. These products are marketed under the umbrella of the FiberMark Red Bridge name, and include products such as Arbelave® Library Buckram and Balmoral®.

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
Book Publishing and Premium Packaging Markets
• Colored saturated paper • Lightweight • Heavyweight • Graphic white saturated paper • Cloth covering materials • Saturated base • Bonded leather
•     Covering materials for hardbound books (elementary/high school textbooks, photo albums, scrapbooks, and sample books)
•     Self-supporting covers for softbound books
•     Premium packaging coverings (luxury goods and media, such as DVD and CD sets)
•     Menus
• Leading publishers/printers • Manufacturers/converters • Specialty distributors and agents
Other Decorative Specialties
• Latex-saturated base: white and color	• Wallcovering • Binding materials, jeans labels, and game boards

Competitors

Our direct competitors in the publishing and packaging markets include Industrial Coatings Group, Inc., Ecological Fibers, Inc., Monadnock Paper Mills, Inc., Guarro, an Arjo Wiggins subsidiary (division of WORMS & Cie.), Coverluxe Inc. and BN International B.V. These companies compete in different geographic markets and specific publishing niches. In both publishing and packaging, we compete with decorative materials including commodity papers (such as colored kraft), other decorative papers and nonwoven materials, vinyl, vinyl/paper combinations, coated cloth, bonded leather and premium materials such as wood, metal and leather. In the U.S. wallcovering market, we compete primarily with other substrate manufacturers such as Monadnock Paper Mills, Inc. and producers of vinyl, paper-based wallcovering and nonwoven materials.

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

Technical Specialties

Technical specialties represented 23% of the net sales from our 2004 North American operations. The technical specialties product family serves the most diverse range of markets in our North American operations with a wide array of products. Our primary products, detailed below, are base materials used in saturated masking tapes, graphic arts, printable specialties, and electrical transformers. These materials may be sold in raw paper form or may be saturated and/or coated.

Materials/Products	End Products/Markets	Typical Customers
Tape Substrates
• Base for masking tape and other pressure sensitive tapes • Raw • Saturated	• Masking tape (general purposes and painting aid) • Automotive OEM and repair • Building construction/renovation • Carrier and bandoliering materials • Medical (first aid; indicator)	• Pressure sensitive (and diversified) tape manufacturers/ converters • Electronic components manufacturers
Electrical/Electronics
• Insulating base	• Electrical distribution transformers	• Manufacturers of electrical transformer components
Graphic Arts/Specialty Printing
• Archival quality, acid free paper and boards; cover materials for storing, presenting information, or materials	• Matboard for picture mounting/framing • Archival filing and storage products	• Manufacturers of mounting and framing supplies • Manufacturers of conservation storage and presentation supplies
• Security paper	• Identity cards/materials and tickets	• Specialty security/ticket manufacturers/printers
Home/Commercial
• Abrasive backing material	• Sandpaper: hand and machine sanding	• Coated abrasives manufacturers
• Latex-treated material	• Wallboard joining	• Drywall materials manufacturers
• Label base: synthetic and imitation leather	• Labels for seat belts, infant car seats, and jeans	• Label manufacturers/converters
Commercial/Industrial
• Wet strength	• Industrial process	• Specialty distributors
• Absorbent materials	• Blotter; humidity indicator, battery fabrication process	• Specialty distributors and manufacturers

Competitors

Our competitors that serve various technical specialties markets include a mix of large integrated manufacturers and smaller independent companies, such as Arjo Wiggins (division of WORMS & Cie.), International Paper Co., Brownville Specialty Paper Products Inc., Crocker Technical Papers, Inc., FiberComposites (division of Ahlstrom Corp.), Neenah Paper, Inc., MeadWestvaco Corp. and Smurfit Munksjo AB. In some of our niche markets, we compete with various small competitors, typically none of which has a dominant market position. In many product lines, manufacturers of substitute materials, such as polyethylene or vinyl, are also considered competitors.

Manufacturing

We manufacture the base technical specialties materials in our Warren Glen and Hughesville, New Jersey facilities and at our Brattleboro, Vermont, facility. In addition, we purchase some base materials from third-party suppliers. Specifically, we rely on both third-party and internal resources to supply our converting operations, including our Quakertown, Pennsylvania facility. These base materials are typically saturated, coated and embossed within FiberMark facilities and in some cases, by our customers.

Office Products

Office products represented 35% of net sales from our 2004 North American operations. Our office products include pressboards, other cover materials and binding tapes used by our customers primarily in the manufacturing of paper-based supplies used in the office, home or school. In addition, a portion of our cover materials is marketed to the graphic design community for a variety of promotional applications. The major components of this product family, associated end products/markets and typical customers are noted in the following chart:

Materials/Products	End Products/Markets	Typical Customers
• Specialty cover materials (heavyweight and lighter-weight) for products that present, bind, store, or preserve information
•  Binding: data and ring binders and notebooks
•  Filing/active use: file folders, pressboard folders, and other filing products
•  Presentation: document/report covers, folders
•  Diaries, date books, and planners
• Diversified or specialized manufacturers/converters of school, home, and office supplies • Paper merchants (selling to printers) • Checkbook printers/manufacturers
• Binding tapes: edge binding and reinforcing • Primarily coated synthetic nonwoven materials	• Filing products, checkbooks, and memo pads

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
Our competitors for binding tapes include Southern Label Company, Northeast Paper Converting Company and Neenah Paper, Inc. (a base materials supplier).

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

Company Sales, Marketing and Distribution

FiberMark’s customers are primarily converters or manufacturers who rely on our base materials for making their finished or semi-finished products. Our engineered materials are sold in roll or sheet form. Most of our business is sold directly to customers primarily through our internal sales force, supplemented by agents or distributors, particularly for specialized markets or certain geographic markets outside of the United States. In some markets, such as publishing and packaging and graphic design markets, our products are sold through distributors or paper merchants. In addition, we use merchants or stocking distributors to sell materials used for certain broad channels such as printers, packaging converters and select specialty book publishers. Worldwide direct sales, largely to converters, represented approximately 87% of our net sales in 2004. The remaining sales were made through sales agents or distributors.

Most of our products are widely known in our primary markets, with strong brand awareness for many of our branded products. We hold a number of patents, trademarks and licenses. While intellectual property rights are material to FiberMark’s business, the loss of any one of these rights would not be expected to have a material adverse effect on FiberMark’s business, with the exception of "FiberMark®."

Many of our customers are well known in their markets, and no single customer represented more than 5% of our net sales for the year ended December 31, 2004.

Employees

As of December 31, 2004, we employed a total of 1,710 employees, of whom 545 were salaried and 1,165 were hourly.

In the U.S., approximately 73% of our hourly employees are members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union, known as PACE, the International Brotherhood of Electrical Workers or the United Steelworkers of America. However, the hourly employees at our facilities in Quakertown, Pennsylvania, and Brownville, New York, are not affiliated with any union.

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

Our labor contracts expire as follows:

Facility                                                Expiration Date

Reading, Pennsylvania                                             May 8, 2005
Warren Glen, New Jersey (a)                                        May 18, 2008
                                                      May 20, 2008
Hughesville, New Jersey (a)                                          May 18, 2008
                                                      May 20, 2008
Lowville, New York                                                March 31, 2007
Brattleboro, Vermont                                               August 31, 2005
Bolton, England                                                       May 12, 2005
Bruckmühl and Feldkirchen/Westerham, Germany (b)                           April 30, 2005
Lahnstein, Germany (b)                                                  April 30, 2005

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

Raw Materials

We use a wide array of raw materials to formulate our products, including virgin hardwood and softwood pulp; secondary wood fiber from pre-and post-consumer waste; cotton linter pulp; synthetic fibers, such as nylon, polyester and fiberglass; synthetic latex; chemicals; pigments and dyes. These materials are purchased from numerous suppliers worldwide.

Wood pulp is our single most significant raw material. We do not produce pulp. Pulp and secondary fiber prices are subject to substantial cyclical price fluctuations. Approximately 7% of our revenues are based on contractual pricing that is indexed to commodity pulp. These customer contracts provide us with some insulation from raw material cost variability. A smaller portion of our revenues are tied to agreements with customers to set prices on an annual basis, which may permit pricing changes only in cases of extreme raw material volatility.

Latex represents our second most significant raw material cost. We purchase this material from a number of sources worldwide. The price is generally less volatile than that of pulp.

We purchase Tyvek® from DuPont, with whom we have a long-standing relationship and have never experienced a disruption in supply. Although we are an approved DuPont converter and believe that we have a good relationship with DuPont, there can be no assurance that we will be able to continually purchase adequate supplies of Tyvek®. We also purchase a significant quantity of polyester, the majority of which is Dacron®, purchased from DuPontSA. Any material interruption in our supply of Tyvek® or Dacron® could have a material adverse effect on the results of operations and our financial condition.

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

In order to address energy issues and opportunities, we have retained the services of an energy management company. We also regularly evaluate alternative energy and co-generation options. From time to time, we also engage in financial swaps for natural gas, within modest limits, to minimize pricing volatility.

Environmental Regulation and Compliance

We, and our predecessors, have invested substantially in pollution control facilities to comply with environmental laws and regulations. We spent $7.0 million in 2004, $6.8 million in 2003 and $5.6 million in 2002 for environmental purposes. While we believe our capital expenditures will be sufficient to maintain substantial compliance with existing environmental laws, any failure to comply with present or future environmental laws could subject us to liability or require us to suspend or reduce operations. In the future, the duty to comply with environmental laws could restrict our ability to expand our facilities, obligate us to acquire and operate costly equipment or otherwise force us to incur significant expenses.

New Jersey Operations

We understand the United States Environmental Protection Agency ("EPA") has named the previous owners of CPG Investors, Inc. ("CPG") as potentially responsible parties ("PRP") for costs to investigate and clean up various third-party sites. We acquired CPG by merger in 1996. We have no information suggesting that the EPA or any other agency or party plans to assert that FiberMark is a PRP. While we do not believe we have liability in connection with the investigation or clean up of those sites, there can be no assurance that our predecessors will satisfy their responsibilities in connection with such sites and, if they do not, whether the company will be identified as a PRP. However, no claims were timely filed in our chapter 11 case.

CPG’s liabilities at those sites arose under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), which imposes liability on broad categories of PRPs. Courts have interpreted CERCLA to impose retroactive, strict and under certain circumstances, joint and several, liability on PRPs for costs associated with investigating and cleaning up facilities. Typically, current owners and operators of a facility, those who owned or operated a facility at the time of disposal of the hazardous substances, as well as those that generated or transported the hazardous substances may be liable as PRPs. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources.

The State of New Jersey required extensive environmental investigation regarding the release of hazardous substances, materials and/or wastes at two sites the company acquired from CPG in 1996. Based on the results of those investigations, remediation may be necessary to address that contamination.

The mills located in Warren Glen and Hughesville, New Jersey, are the subject of administrative consent orders ("ACOs") entered into by a former owner of the mills and the New Jersey Department of Environmental Protection ("NJDEP"), which relate to compliance with the Industrial Site Recovery Act ("ISRA") and its predecessor, the Environmental Cleanup and Responsibility Act. FiberMark’s predecessors entered into another ISRA ACO with NJDEP, which guarantees the obligations of the former owner, if that party defaults.

Pursuant to federal and state law, FiberMark may be a responsible party and might be required to remediate those mill sites if the former owner defaults. We believe that the potential for such a default is remote. Even if such a default were to occur, we do not believe that any resulting obligation would have a material adverse effect on our business, financial position or results of operations.

In April 2003, Georgia-Pacific Corporation ("Georgia-Pacific"), as a successor to the former owner of the Warren Glen and Hughesville mills, commenced an action against FiberMark in the United States District Court for the District of New Jersey. The complaint seeks declaratory relief, unspecified monetary damages and requests an order of specific performance, all in connection with alleged rights and obligations arising under a 1991 Asset Purchase Agreement (the "1991 Agreement"). The company responded to the complaint in May 2003. In October 2003, Georgia-Pacific amended its complaint to include similar claims allegedly arising from two additional agreements. In December 2003, the company filed an amended answer with counterclaims against Georgia-Pacific, based on the agreements at issue. The case relates to environmental assessment and remediation work required of Georgia-Pacific at two mill properties pursuant to state law and potential payments owed to the company under those various agreements.

In September 2004, Georgia-Pacific asked the Bankruptcy Court to lift the automatic stay in order to resume the previously disclosed New Jersey action (the "Motion"). The company opposed Georgia-Pacific's request. The company and Georgia-Pacific have since entered into a settlement agreement, which, among other things, resolves the Motion, settles certain claims of Georgia-Pacific against the company and establishes the terms by which the company will assume certain executory contracts between the company and Georgia-Pacific. Pursuant to the settlement agreement, Georgia-Pacific retains any setoff or recoupment rights, to the extent such rights exist, against and to the extent of certain potential claims the company may have against Georgia-Pacific. The Bankruptcy Court approved the settlement pursuant to an order entered in January 2005.

The Warren Glen facility’s wastewater treatment activities are regulated under surface water and groundwater discharge permits issued pursuant to the New Jersey Pollution Discharge Elimination System ("NJPDES") program. Over the past five years, excursions above permit levels have been reported to NJDEP for certain constituents in connection with both permits. In November 2002, NJDEP issued a Notice of Violation to the company for failing to monitor its surface water discharge for ammonia. The facility’s groundwater discharge permit contains provisions calling for the installation of an additional monitoring well off-site and sampling of a local river. To the company’s present knowledge such activities were not performed. The company is researching the status of those requirements and will take appropriate action to address these issues, if necessary. The company is not aware of any related enforcement action contemplated by NJDEP in connection with these issues.

The Hughesville facility’s wastewater treatment activities are regulated under surface water and groundwater discharge permits issued pursuant to the NJPDES permit program. Over the past five years, excursions above permit levels have been reported for certain constituents in connection with both permits. In addition, the facility has experienced approximately five wastewater equipment failures in that time period resulting in overflows or discharges to a local river of partially-treated effluent. The company is not aware of any enforcement action contemplated by NJDEP in connection with these issues.

Fitchburg, Massachusetts

In December 2003, the City of Fitchburg ("City") commenced an action against the company and one of its subsidiaries in Massachusetts Superior Court. The complaint seeks monetary damages and injunctive relief relating to a 1973 agreement between the City and a company predecessor for upgrades to a portion of the City’s wastewater treatment system and under an escrow agreement also relating to that upgrade. In January 2004, the company and its subsidiary responded to the complaint.

We are negotiating with the City to resolve its claim, which will be treated as an unsecured claim. The amount of the claim will be determined by the Bankruptcy Court. We do not believe that any damages awarded to the City would have a material adverse effect on our business, financial position or results of operations.

DSI

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

The New York State Department of Environmental Conservation (the "NYSDEC") has listed a portion of our Lowville facility on its Hazardous Substance Waste Disposal Site Inventory. The listing is based on potential impacts associated with activities that occurred at this site before we acquired the facility. In 1997 testing on the listed portion revealed concentrations below applicable cleanup objectives, but also revealed the presence of contamination elsewhere at the facility above applicable cleanup objectives. In 1998 cleanup activities at the facility were completed to remediate likely sources of that contamination. The NYSDEC was informed that chemicals were present in groundwater in excess of applicable cleanup objectives and that the source of the contamination may originate offsite at a location other than the facility. The NYSDEC has not asked the company to perform additional cleanup activities. We cannot predict whether the NYSDEC will require us to take additional steps in the future, but we do not believe costs to perform such activities would have a material adverse effect on our financial position or results of operations.

In December 2002 a subsidiary of the company, then known as FiberMark DSI, Inc., ("DSI") voluntarily disclosed to the U.S. Environmental Protection Agency (the "EPA") that DSI may have violated certain federal air pollution control laws. DSI disclosed the possible violations after auditing its compliance with those legal requirements at the DSI facilities in Lowville, New York and Johnston, Rhode Island. The EPA has not informed us as to whether it plans to seek penalties for the possible violations. If the EPA decides to seek penalties based on the facts we disclosed, we do not believe the amount of the penalties would have a material adverse effect on our financial position or results of operations.

In December 2002 DSI also voluntarily disclosed to the NYSDEC of its possible violations of state air pollution control law based on what it found during the voluntary audit conducted at the Lowville facility. Based on the facts disclosed, the NYSDEC issued a notice of violation ("NOV") to DSI in December 2002. We understand that at this time, the NYSDEC does not intend to seek a penalty in connection with the NOV.

We have demanded that the former owner of the Lowville and Johnston facilities indemnify us under the terms of the purchase agreement for the losses the company has incurred and may incur as a result of the disclosures to the EPA and the NYSDEC. The former owner has denied our claim, and we cannot predict whether our indemnification demand will succeed.

Asbestos

During 2004 several broad class action lawsuits regarding asbestos were initiated in several states, including Mississippi and Texas. These lawsuits have named us, both individually and as successor in interest to Latex Fiber Industries, Inc. and incorrectly as Specialty Paperboard f/k/a/Boise Cascade, as a defendant. At this time, the lists of plaintiffs and defendants are extensive and we do not believe there will be any liability to FiberMark in connection with these lawsuits. Substantially all of the lawsuits have been dismissed. Further, in accordance with the purchase and sale agreement, the former owner has agreed to indemnify us for certain asbestos-related claims. The former owner also has agreed to address the Texas litigation, based on the belief that the company was improperly named as a defendant, rather than pursuant to its contractual obligations to the company.

General

We also are currently involved in other governmental proceedings relating to environmental compliance or historic contamination at a number of our facilities. We do not believe that any of those matters ultimately will have a material adverse effect on our business, financial condition, and results of operations.

Based upon our experience, we expect that the future cost of complying with existing environmental laws, and our liability for known environmental claims under those laws, will not have a material adverse effect on our financial condition or results of operation. However, new information, changes in environmental laws or how they are interpreted, or more vigorous enforcement by regulatory authorities, may give rise to additional expenditures or liabilities that could be material to our business, financial condition or results of operations.

Available Information

We make available the periodic reports that we file with the Securities and Exchange Commission (the "SEC") on our Web site (www.fibermark.com), free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, paper or electronic copies may be obtained free of charge upon request by contacting investor relations at the following address: FiberMark, Inc., P.O. Box 498, Brattleboro, VT 05302, or by calling 802.257.0365. Investors or prospective investors in FiberMark should know, however, that all existing common stock is expected to be cancelled and to have no value upon the company’s emergence from chapter 11. Depending on the terms of a final plan of reorganization, FiberMark expects to emerge from chapter 11 as a private company, and would discontinue making the SEC filings at that time.

The following table lists all of our properties as of December 31, 2004:

Facilities	Type of Facility	Owned/Leased	Sq. Feet

United States
Brattleboro, Vermont(1)	Corporate/Mill/Converting	Owned	200,000
Brownville, New York(2)	Mill/Converting	Owned	123,000
Hughesville, New Jersey	Mill/Converting	Owned	88,000
Leominster, Massachusetts	Sales Office	Leased	2,500
Lowville, New York(3)	Converting	Owned	191,000
Quakertown, Pennsylvania	Converting	Owned	165,000
Reading, Pennsylvania	Converting	Leased	188,000
South Hadley, Massachusetts	Sales/Administration	Leased	24,211
Warren Glen, New Jersey	Mill/Converting	Owned	299,000
West Springfield, Massachusetts (production site closed 6/30/02)	Technical Center	Owned	158,000

International
Bolton, England (Red Bridge)(4)	Converting	Owned	70,000
Bruckmühl, Germany	Mill/Converting	Owned	275,698
Feldkirchen/Westerham, Germany	Mill/Converting	Owned	223,396
Lahnstein, Germany	Mill/Converting	Owned	188,585
Annecy, France	Sales Office	Leased	183
Kowloon, Hong Kong, PRC	Sales Office	Leased	546
Tokyo, Japan	Sales Office	Leased	161

Inactive (United States)
Fitchburg, Massachusetts	Closed 12/9/01	Owned	255,000
Owensboro, Kentucky	Closed 1/14/98	Owned	47,000
Rochester, Michigan	Closed 3/31/02	Owned	96,000
____________________________

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

Item 3. Legal Proceedings

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see notes 1 and 23 to the Notes to the Consolidated Financial Statements for further information.
We are also involved in legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse affect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Our common stock was first traded on the NASDAQ National Market System under the symbol "SPBI" from March 11, 1993 through April 8, 1997. Between April 9, 1997 through August 7, 2003, our stock was listed on the New York Stock Exchange (NYSE) under the symbol "FMK". Between August 8, 2003 and April 12, 2004, our common stock was traded on the American Stock Exchanges ("Amex"), also under the ticker symbol "FMK". Since April 13, 2004, we have traded on the OTC Bulletin Board under the ticker FMKIQ. The following table shows the high and low sale prices per share of the common stock as reported on the NYSE composite transaction tape, the Amex Time and Sales Record and the OTC Bulletin Board Historical Data Reports.

Year Ended December 31, 2004	High	Low
First Quarter.......................	$ 3.50	$ 1.00
Second Quarter....................... .	$ 1.02	$ 0.05
Third Quarter....................... .	$ 0.50	$ 0.04
Fourth Quarter......................	$ 0.06	$ 0.01

Year Ended December 31, 2003	High	Low
First Quarter.......................	$ 8.19	$ 4.65
Second Quarter........................	$ 6.26	$ 4.50
Third Quarter........................	$ 5.19	$ 2.00
Fourth Quarter......................	$ 2.35	$ 1.20

We had approximately 1,081 holders of record of our common stock as of March 11, 2005. We had approximately 1,402 beneficial owners of our common stock as of March 11, 2005. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Shares held by all holders are expected to be cancelled and, as of FiberMark’s expected emergence from chapter 11, to have no value. Upon emergence, depending on the terms of a final plan of reorganization, the company expects to be a private company.

The information required by this item regarding our securities authorized for issuance under option plans is incorporated herein by reference to the information presented under the caption entitled "Equity Compensation Plan Information" under Item 12 of this filing on Form 10-K.

Item 6. Selected Consolidated Financial Data

The text of this item will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The text of this item will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplemental Data

The text of this item will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The text of this item will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Item 9B. Other Information
None.

PART III

Item 10. Directors and Executive Officers

Executive Officers

The company's executive officers are:

Name	Age	Position
Alex Kwader	62	Chief Executive Officer and Chairman of the Board Director

A. Duncan Middleton	58	President Director

Dr. Walter M. Haegler	57	Senior Vice President and Managing Director, German Operations

John E. Hanley	48	Vice President and Chief Financial Officer

David R. Kruft	64	Senior Vice President

Alex Kwader has been chairman of the Board of FiberMark since February 2002, in addition to serving as chief executive officer and a director of FiberMark since 1991. He also served as president until January 2002. He has been employed by the company and its predecessor, Boise Cascade Corp. ("BCC"), since 1970. He served as senior vice president of the company from March 1990 to August 1991 and as vice president from the company's inception in June 1989 until March 1990. From 1970 until June 1989, Mr. Kwader was employed by BCC in various managerial positions. He was general manager of the Pressboard Products Division from 1986 until June 1989. From 1980 to 1985, he served as general manager of the Latex Fiber Products Division of BCC. Mr. Kwader holds a bachelor's degree in mechanical engineering from the University of Massachusetts and a master's degree from Carnegie Mellon University, and attended the Harvard Business School Executive Program.

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

John E. Hanley has been vice president and chief financial officer of the company since December 2003. He previously served as vice president and corporate controller, joining the company in July 2003. Prior to FiberMark, he was vice president of finance and chief financial officer of Amerbelle Corporation, a privately held textile dye and finishing business. Earlier, he was vice president finance and chief financial officer, treasurer and secretary for Axsys Technologies, Inc., a publicly held manufacturer of engineered systems for a wide range of industries including aerospace and electronics capital equipment. Before that, he spent 20 years with Lydall, Inc., a publicly held specialty paper and fiber-based materials manufacturer serving thermal, acoustical and filtration markets. He was Lydall's vice president of finance, treasurer and chief financial officer from 1992 to 2000. Mr. Hanley holds bachelor’s and master's degrees in business administration from the University of Connecticut and is a certified public accountant.

David R. Kruft, has been senior vice president since August 2004. He has served as senior vice president of sales and marketing, North American operations, between August 2002 and August 2004. He previously served as vice president and general manager, Durable Specialties Division, since joining FiberMark in 1996 at the time of the Arcon acquisition. He held the position of president of Arcon since 1993, having joined Arcon in 1990. Employed for over 20 years by Esselte Pendaflex Corporation, his most recent role at Esselte was senior vice president and division head for the Boorum and Pease office products line. Mr. Kruft holds a bachelor's degree in mechanical engineering from Hofstra University.

Board of Directors

The company's directors are:

Name	Age	Director Since
Alex Kwader	62	Employee Director; see above

A. Duncan Middleton	58	Employee Director; see above

Brian C. Kerester	46	1996

Glenn S. McKenzie	52	1994 (Service break May 1998-May 1999)

Elmar B. Schulte	63	1998

Edward P. Swain, Jr.	69	1998

Brian C. Kerester has been a director since May 1996. Mr. Kerester has been an independent consultant since August 2001. From March 2000 to June 2001, he was chief financial officer for Collabria, Inc., a supply chain software company for the printing industry. From 1996 through 1999, Mr. Kerester held various positions at Distribution Dynamics, Inc. (DDI), including chief financial officer and executive vice president of development. From 1988 to 1996, Mr. Kerester held a variety of positions, including operating affiliate and partner at McCown De Leeuw & Co., a private equity firm. Mr. Kerester previously worked with The First Boston Corporation in the Venture Capital Group from 1984 through 1986, and Bankers Trust Company in the World Corporate Department from 1981 to 1984. He holds a bachelor's degree in economics from The Wharton School, University of Pennsylvania, and a master's degree in business administration from Columbia Business School.

Glenn S. McKenzie has been a director of the company since May 1999, and previously served as a director from January 1994 to May 1998. Since October 1991, Mr. McKenzie has been president of Alpha Investments, Inc., a management consulting firm. Mr. McKenzie holds a bachelor's degree in economics and a master's degree in business administration from the University of North Carolina.

Elmar B. Schulte has been a director of the company since May 1998. Dr. Schulte founded and has been a managing general partner of Dr. Schulte Vermoegensverwaltungs-KG since 1981 and is a private investor. He served as senior vice president of Deutsche Leasing AG, Frankfurt, from 1976 to 1980. From 1971 to 1976 he was employed by Clark Equipment Corporation in various management positions including corporate division controller and business manager for Clark International Marketing SA, Brussels. He currently serves as director of KAIROS Real Estate Inc., (Montreal, Que.), a land developer. Dr. Schulte received his diploma in business and doctorate in economics from the University of Muenster, Germany, and a master's degree in business administration from the European Institute of Business Administration (INSEAD), Fontainebleau, France.

Edward P. Swain, Jr. has been a director of the company since February 1998. Mr. Swain served as president of P T Holdings Corporation from January 1992 to February 2002, having been president and chief executive officer (CEO) of Port Townsend Paper Corporation from January 1992 until December of 1997 and acting president and CEO starting in August 1991. Previously, Mr. Swain was a partner in a major Seattle law firm, assistant general counsel of BCC, and president of a venture capital firm. He currently serves as Trustee Emeritus of the Museum of Flight in Seattle, Washington. He is also a director of eAcceleration, Inc., a software company located in Poulsbo, Washington. Previous directorships included Orbanco Financial Services Corporation, Northwest Acceptance Corporation and The Oregon Bank. Mr. Swain received his bachelor's degree from Williams College and a bachelor of law degree from Harvard Law School.

K. Peter Norrie and Marion A. Keyes, IV resigned as directors effective March 29, 2004, both for health reasons.

FiberMark has adopted a Code of Conduct and Ethics that applies to all employees, including its principal executive officer, chief financial officer, principal accounting officer and controller.

You can access FiberMark’s Code of Business Conduct and Ethics by viewing it at www.fibermark.com under "Corporate Governance." Any amendments to or waiver from this code of ethics are expected to appear on the company’s Web site.

The Board of Directors has determined that Mr. McKenzie qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission and as an "independent director" under the rules of Amex governing the qualifications of the members of the audit committee and has accounting and/or related financial management expertise as required under such rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of stock and other FiberMark equity securities. Executive officers, directors, and greater than 10% shareholders are required by the SEC regulation to furnish us with copies of all reports file under Section 16(a) of the Exchange Act.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, we believe that all of our directors, executive officers and 10% shareholders complied with their Section 16(a) filing obligations.

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

For Board and committee meetings held during the fiscal year ended December 31, 2004, the total compensation paid to all non-employee directors was $138,875. All of the non-employee directors are reimbursed for their travel expenses associated with their attendance at each Board and committee meeting.

On May 16, 1994, we adopted a Non-Employee Directors Stock Option Plan and reserved a total of 75,000 shares of our common stock for issuance under this plan. Each non-employee director serving on our Board at the time this plan was adopted was granted an option to purchase 7,500 shares of common stock at the then current market price, vesting 20% on the grant date and 20% per year commencing on the first anniversary of the grant date. Subsequent to this initial grant, new directors are granted an option to purchase 7,500 shares of common stock at the market price existing on the grant date and vesting at the rate of 20% per year commencing on the first anniversary of the grant date. On May 9, 1996, this plan was amended to reserve an additional 150,000 shares of common stock for issuance pursuant to the grant of options under the plan. At the time of this amendment, each director was granted an option to purchase 15,000 shares of common stock at the then current market price, vesting eight years from the grant date, with accelerated vesting if our common stock reached certain price levels over a period of time. On May 5, 1998, this plan was amended and restated to reserve an additional 200,000 shares of common stock for issuance pursuant to the grant of options under the plan. Each non-employee director in service at that time was granted an option to purchase 7,500 shares of common stock at the then current market price, vesting at the rate of 20% per year commencing on the first anniversary of the grant date. Additionally, each non-employee director in service at that time was granted an option to purchase 15,000 shares of common stock at the then current market price, vesting eight years from the grant date with accelerated vesting if our common stock reaches certain price levels over a period of time. As of December 31, 2004, 122,750 shares of common stock were available to be granted under this plan.

However, all stock is expected to be cancelled under a final plan of reorganization upon the company’s emergence from chapter 11.

Summary of Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded, paid to, or earned by our chief executive officer and each of the four most highly compensated executive officers who were serving as such at the end of the year, other than our chief executive officer (the "Named Executive Officers"):

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options(1) (#)	All Other Compensation(2) ($)

Alex Kwader Chairman and Chief Executive Officer	2004 2003 2002	550,032 537,528 500,016	- - -	- - -	175,946 15,221 1,704,934(4)

A. Duncan Middleton President	2004 2003 2002	330,000 322,500 282,885	- - -	- - 75,000	84,812 18,088 15,769

John E. Hanley Vice President and Chief Financial Officer	2004 2003	275,004 83,914(3)		50,000	71,508 6,133

Walter M. Haegler Senior Vice President and Managing Director—German Operations	2004 2003 2002	370,199 329,093 258,277	12,266 - -	- - -	19,253 7,569 1,000

David R. Kruft Senior Vice President	2004 2003 2002	245,268 262,020 243,258	- - -	- - -	68,657 14,188 1,131,165(3)

1.	No stock options were granted in 2004.

2.	Includes matching and discretionary payments under the FiberMark Savings and Supplemental Retirement Plan ("401(k) plan"). The matching payments under this plan to Messrs. Kwader, Middleton, Hanley and Kruft were $6,150 to each individual. There were no discretionary payments made under this plan in 2004 to any of these individuals. Also includes payments under the Key Employee Retention Plan (KERP), which was approved by the Bankruptcy Court in 2004. The Plan provided for three (3) payments at specified milestones in the chapter 11 process. The first KERP payment, and the only one received in 2004, was paid in August 2004. Payments were as follows: Alex Kwader, $158,676; Duncan Middleton, $68,544; John Hanley, $57,121 and David Kruft, $54,383. The value of other perquisites—net of the Key Employee Retention Plan (KERP)—received by each of the Named Executive Officers represented less than 10% of the aggregate salary and bonus earned by them, individually and collectively.

3.	John Hanley joined FiberMark in July of 2003.

4.	Distributions in 2002 taken under the non-qualified Deferred Compensation Plan to Messrs. Kwader and Kruft were $1,688,884 and $1,117,537, respectively.

Option Grants in the Last Fiscal Year

No options were granted to Named Executive Officers in 2004.

Aggregated Options in Last Fiscal Year and Fiscal Year End Option Values

The following table shows, as of December 31, 2004, information regarding unexercised stock options held by the Named Executive Officers. The company expects that its stock will be cancelled upon its emergence from chapter 11, which would eliminate any value for these options.

	Number of Shares Acquired		Number of Securities Underlying Unexercised Options at December 31, 2004(2)		Value of Unexercised In-the-Money Options at December 31, 2004($)(2,3)
Name	on Exercise in 2004	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Alex Kwader	-	-	160,500		-	-
Walter M. Haegler	-	-	50,000	-	-	-
A. Duncan Middleton	-	-	30,000	45,000	-	-
David R. Kruft	-	-	56,651	-	-	-
John Hanley	-	-	10,000	40,000	-	-

1.	Represents the difference between the exercise price and the fair market value per share of our common stock at the date of exercise. The fair market value was the last sale price of our common stock on the date of exercise as reported on the OTC Bulletin Board.

2.	The table includes options granted under the 1994 Stock Option Plan and the 1997 Stock Option Plan as of December 31, 2004, and valued at $0.01, the closing market price of our common stock as reported on the OTC Bulletin Board on December 31, 2004, the last trading day of the year.

3.	Value in this table is the aggregate amount, if any, by which the market price per share of $0.01 on December 31, 2004, exceeded the aggregate exercise prices of the options reflected.

Employment, Termination and Change-in-Control Arrangements

In August 2004, FiberMark received Court approval for its Key Employee Retention Plan and its Key Employee Severance Plan to incentivize selected U.S. employees to remain with the company through the chapter 11 process and ameliorate the likely effects of the chapter 11 filing on key employee turnover. The following summarizes main elements of these programs.

Under the Key Employee Retention Plan (KERP), certain eliglible employees will receive non-discretionary retention incentive payments based on a percentage of their salaries that would be paid at certain milestone dates: 1) following KERP approval 2) on the Effective Date of the Plan and 3) 120 days after the Effective Date of the Plan.

Under the Key Employee Severance Plan (KESP), certain eligible employees are entitled to receive severance benefits during the chapter 11 case. This program supersedes any other severance obligations that the company might otherwise owe to such employees. Severance benefits are based on a percentage of the participant’s annual salary, payable on a pro rata monthly basis. Severance benefits are available to participants who terminate their employment for "good reason" (as defined in the severance plan) or who are terminated by the Debtors for any reason, other than for "cause" (as defined in the severance plan). Eligibility is further conditioned upon a participant’s execution of a non-solicitation, non-compete, non-disclosure and non-disparagement agreement with the Debtors and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2005, by: (i) all those known by us to be beneficial owners of more than 5% of our common stock (ii) each director; (iii) each of the executive officers named in the Summary Compensation Table employed by us in that capacity on December 31, 2004; and (iv) all FiberMark executive officers and directors as a group.

            Beneficial Ownership(1)

                                                        Number of     Percent of
Beneficial Owner(2)                                               Shares       Total(3)

5% Stockholders
None

Directors and Executive Officers
Alex Kwader, Chairman of the Board and Chief Executive Officer(5)                     251,267      3.4%
A. Duncan Middleton, President and Director(6)                                     60,000       *
Brian C. Kerester, Director(7)                                                                               34,253      *
Glenn S. McKenzie, Director(8)                                                                                  26,500                  *
Elmar B. Schulte, Director(9)                                                                             17,500            *
Edward P. Swain, Jr., Director(10                                               30,100                  *
Walter M. Haegler, Senior Vice President & Managing Director, German Operations (11)           50,000                  *
David R. Kruft, Senior Vice President (12)                                                  56,651                  *
John E. Hanley, Vice President and Chief Financial Officer(13)                                                  10,000           *
Directors, executive officers and general managers as a group (9 persons) (14)                                                                536,271               7.2%
___________________________
*Represents holdings of less than 1%.

1.	This table is based upon information supplied by executive officers, directors, principal shareholders and Schedules 13D and 13G, if any, filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

2.	Unless otherwise noted, the address of each beneficial owner is c/o FiberMark, P.O. Box 498, Brattleboro, VT 05302

3.	Applicable percentages of ownership are based on 7,460,417 outstanding shares of our common stock on February 28, 2005, adjusted as required by rules promulgated by the Commission.

4.	Based on the number of shares owned by each entity as of February 28, 2005.

5.	Includes 160,500 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

6.	Includes 45,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

7.	Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

8.	Includes 4,500 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

9.	Includes 7,500 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

10.	Includes 30,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

11.	Includes 50,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

12.	Includes 56,651 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

13.	Includes 10,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

14.	Includes 394,151 shares subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2005.

The following table provides information about the securities authorized for issuance under the company’s equity compensation plans as of December 31, 2004. All such plans have been approved by vote of the company’s stockholders.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
1994 Stock Option Plan	116,651	$11.23	137,115
1997 Stock Option Plan	444,500	11.61	155,500
1998 Amended and Restated Non-employee Directors Stock Option Plan	207,000	18.06	122,750
Equity Compensation Plans Approved by Security Holders	768,151	$13.29	415,365

(a)	Number of securities to be issued upon exercise of outstanding options
(b)	Weighted-average exercise price of outstanding options
(c)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of KPMG LLP, our independent auditor, billed to us for each of the last two fiscal years for audit services, tax and other services (in thousands):

Fee Category	2004	2003
Audit Fees(1)	$872	$813
Audit-related Fees(2)	255	307
Tax Fees(3)	119	142
All Other Fees(4)	-	8
Total Fees	$1,246	$1,270

(1) Audit Fees consist of fees for the audit of our consolidated financial statements, the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under "Audit Fees". These services relate to restructuring and consultations concerning financial accounting and reporting standards.

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $119,000 of the total tax fees paid for 2004 and $114,000 of the total tax fees paid for 2003.

(4) All Other Fees for 2003 consist of fees for training services.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1)  Index to Consolidated Financial Statements

The consolidated financial statements required by this term will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Page

Independent Auditors’ Report

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

      Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule will be added by amendment pursuant to the company’s Form 12b-25 filed concurrently with this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts and Reserves

(a)(3)  Index to Exhibits, beginning on next page

Item 15 (a) (3) Exhibits

Number	Description
2.1(10)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH ("Steinbeis"), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(10)	Acquisition Agreement dated September 15, 1999, by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(14)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(10)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(1)	Restated By-laws
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(1)	Specimen stock certificate
4.3(9)	Indenture dated as of October 15, 1996 (the " 1996 Indenture") among the company, CPG Co., Specialty Paperboard/Endura, Inc. ("Endura") and the Wilmington Trust Company ("Wilmington")
4.4(9)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(9)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(15)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(15)	Indenture dated as of April 18, 2001, (the "2001 Indenture") among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(15)	Specimen Certificate of 10 ¾% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(15)	Specimen Certificate of 10 ¾% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(15)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(15)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
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

10.26 (11)	Loan Agreement dated as of November 24, 1997, between Steinbeis and Gessner
10.27 (11)	Expansion Land Option and Preemption Right Agreement dated as of November 13, 1997, between Steinbeis and Gessner
10.28 (12)	Third Amended and Restated Financing Agreement & Guaranty
10.29 (12)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark Office Products, LLC and CIT Group/Equipment Financing, Inc.
10.30 (12)	Second Amended and Restated Security Agreement dated December 31, 1997, between FiberMark, Inc., FiberMark Durable Specialties, Inc., and FiberMark Filter and Technical Products
10.31 (12)	Loan Agreement dated as of January 7, 1988, between Zetaphoenicis Beteiligungs GmbH and Bayerische Vereinsbank AG ("Bayerische")
10.32 (12)	Working Credit Facility dated as of January 13, 1998, between Gessner and Bayerische
10.33 (12)	Capex Loan Agreement dated as of January 13, 1998, between Gessner and Bayerische
10.34 (13)	1998 Amended and Restated Non-Employee Directors Stock Option Plan
10.35 (13)	Loan Agreement dated September 15, 1999, between FiberMark GmbH (the "Borrower") and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)
10.36 (13)	Loan Amendment Agreement dated September 15, 1999 between FiberMark GmbH (the "Borrower") and Bayerische Hypo- und Vereinsbank Aktiengesellschaft (Lender)
10.37 (13)	Share Pledge Agreement dated September 15, 1999, between FiberMark Beteiligungs GmbH and FiberMark GmbH (the "Pledgors") and Bayerische Hypo- und Vereinsbank AG (the "Pledgee")
10.38 (13)	Pledge Amendment Agreement dated September 15, 1999, between FiberMark Beteiligungs GmbH and FiberMark GmbH (the "Pledgors") and Bayerische Hypo- und Vereinsbank AG (the "Pledgee")
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

21	List of FiberMark subsidiaries
23.1	Consent of KPMG LLP (To be added by amendment)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibits

(1)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(2)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(4)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1993 (No. 0-20231).

(5)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed July 14, 1994.

(7)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-8 filed, July 18, 1994.

(8)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1994 (No. 0-20231).

(9)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

(10)	Previously filed.

(11)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form
S-3, filed December 15, 1997.

(12)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(13)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(14)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K filed March 26, 2001.

(15)	Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(16)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

(17)	Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(18)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended March 31, 2002, filed May 15, 2002.

(19)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended September 30, 2003, filed November 14, 2003.

FiberMark, Inc.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 31st day of March 2005.

FiberMark, Inc.

Dated: March 31, 2005	By:	/S/ ALEX KWADER
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

Signature	Title	Date
/S/ Alex Kwader	Chairman of the Board and Chief Executive Officer
Alex Kwader		March 31, 2005

/S/ Duncan Middleton	President and Director
Duncan Middleton		March 31, 2005

/S/ Brian C. Kerester	Director
Brian C. Kerester		March 31, 2005

/S/ Glenn S. McKenzie	Director
Glenn S. McKenzie		March 31, 2005

/S/ Elmar B. Schulte	Director
Elmar B. Schulte		March 31, 2005

/S/ Edward P. Swain, Jr.	Director
Edward P. Swain, Jr.		March 31, 2005

/S/ John E. Hanley	Vice President and Chief Financial Officer
John E. Hanley		March 31, 2005

Exhibit 21

List of Subsidiaries

U.S.

FiberMark, Inc., a Delaware corporation
FiberMark North America, a Delaware corporation
FiberMark International Holdings, LLC, a Delaware limited liability company

German

FiberMark Beteiligungs GmbH, a limited company organized pursuant to the laws of Germany
FiberMark Services GmbH & Co. KG, a limited company organized pursuant to the laws of Germany
FiberMark Gessner GmbH, a limited company organized pursuant to the laws of Germany
FiberMark Lahnstein GmbH, a limited company organized pursuant to the laws of Germany
FiberMark GmbH, a limited company organized pursuant to the laws of Germany
FiberMark Lahnstein GmbH & Co. OHG, a partnership organized pursuant to the laws of Germany
FiberMark Gessner GmbH & Co. OHG, a partnership organized pursuant to the laws of Germany
FiberMark Lahnstein Grundstückverwaltungs GmbH & Co. KG, a limited company organized pursuant to the laws of Germany
FiberMark Gessner Grundstückverwaltungs GmbH & Co. KG, a limited company organized pursuant to the laws of Germany
FiberMark Gessner Unterstützungskasse GmbH, a limited company organized pursuant to the laws of Germany
Leiss GmbH & Co., a partnership organized pursuant to the laws of Germany

Other

FiberMark SARL, a limited company organized pursuant to the laws of France
Specialty Paperboard (Hong Kong) Ltd., a limited company organized pursuant to the laws of Hong Kong
FiberMark Red Bridge International, Ltd., a limited company organized pursuant to the laws of the United Kingdom

Exhibit 31.1
CERTIFICATIONS

I, Alex Kwader, certify that:

1.	I have reviewed this annual report on Form 10-K of FiberMark, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls which adversely affect or are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

FiberMark, Inc
Dated: March 31, 2005	By:	/S/ ALEX KWADER
Alex Kwader
Chairman of the Board and Chief Executive Officer

Exhibit 31.2

I, John E. Hanley, certify that:

1.	I have reviewed this annual report on Form 10-K of FiberMark, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls which adversely affect or are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

FiberMark, Inc.

Dated: March 31, 2005	By:	/S/ JOHN E. HANLEY
John E. Hanley
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of FiberMark, Inc. (the "company") for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Alex Kwader and John E. Hanley, the Chief Executive Officer and Chief Financial Officer, respectively, of the company, hereby certify, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

FiberMark, Inc

Dated: March 31, 2005	By:	/S/ ALEX KWADER
Alex Kwader
Chairman of the Board and Chief Executive Officer

FiberMark, Inc

Dated: March 31, 2005	By:	/S/ JOHN E. HANLEY
John E. Hanley
Vice President and Chief Financial Officer