Form 10-K/A
period 2004-12-31
FIBERMARK INC
filed 2005-05-04
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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
Parts II, Items 6 through 9A, and Part IV are being added by amendment, for reasons set forth in the Registrant’s Form 12b-25. Part I (Items 1, 3 and 4), Part II (Items 5, 9 and 9B) and Part III (Items 11, 12, 13 and14) were previously filed and have been omitted from this amendment.

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

EXPLANATORY NOTE

This amendment No. 1 Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2005, and is being filed solely to add Part II, Item 6 through Item 9A and Part IV, which are being added by amendment.

In addition, we have filed the following exhibits herewith:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART II

Item 6. Selected Consolidated Financial Data

The data set forth below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K/A.

FIBERMARK, INC.
Selected Consolidated Financial and Operational Data

(In thousands, except per share and employee data)

		Year Ended December 31
	2004	2003	2002	2001 (1)	2000
Consolidated Income Statement Data:
Net sales (4)	$438,070	$399,309	$398,015	$394,373	$354,994
Cost of sales	374,746	337,682	325,062	342,828	293,914
Gross profit	63,324	61,627	72,953	51,545	61,080
Selling, general and administrative expenses	43,977	43,947	36,973	31,275	25,132
Restructuring and facility closure expense (reversal) (2)	(358)	882	(70)	25,993	7,972
Gain on disposal of assets (2)	(689)	-	(2,766)	(12,336)	(8,422)
Asset impairment charges (3)	-	93,647	42,878	-	-
Income (loss) from operations	20,394	(76,849)	(4,062)	6,613	36,398
Foreign exchange transaction (gain) loss (4)	(286)	(3,109)	446	112	(136)
Other expense, net	1,473	2,109	1,464	6,629	1,579
Interest expense, net (excluding post-petition contractual interest of $25,666 in 2004) (5)	10,771	35,146	34,590	27,126	13,467
Reorganization expense (6)	25,050	-	-	-	-
Income (loss) before income taxes	(16,614)	(110,995)	(40,562)	(27,254)	21,488
Income tax expense (benefit) (7)	8,983	8,185	13,432	(8,441)	8,629
Net Income (loss)	$(25,597)	$(119,180)	$(53,994)	$(18,813)	$12,859

Weighted average shares outstanding	7,066	7,066	7,023	6,876	6,830

Basic earnings (loss) per share	(3.62)	(16.87)	(7.69)	(2.74)	1.88
Diluted earnings (loss) per share	(3.62)	(16.87)	(7.69)	(2.74)	1.84

Other Consolidated Operating Data:
Depreciation and amortization	$20,924	$17,003	$15,835	$17,102	$11,444
Capital expenditures	12,277	23,830	16,036	27,743	42,598

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Working capital	$76,602	$59,349	$94,252	$75,770	$76,397
Total assets	405,806	399,707	493,915	516,939	386,213
Long-term debt (net of current maturities) (8)	-	338,749	341,073	339,277	182,294
Long-term obligations (8)	415,488	48,654	43,800	35,438	23,459
Stockholders' equity (deficit)	(101,876)	(68,852)	36,229	80,537	102,948

Other Data:
Actual shares outstanding	7,066	7,066	7,066	6,903	6,827
Employees	1,710	1,699	1,853	2,061	1,609

See accompanying notes to selected consolidated financial data.

Notes to Selected Consolidated Financial Data

(1)
On April 18, 2001, the company acquired Rexam DSI for a purchase price of $140.0 million. This acquisition was financed with the issuance of $230.0 million of 10.75% senior notes (“2001 notes”) due 2011. Related interest of $17.5 million was recorded in 2001. The balance of the senior notes was used to repay existing indebtedness including German bank debt. The acquisition was accounted for using the purchase method. The increase in net sales for the year ended December 31, 2001, reflects the Rexam DSI acquisition on April 18, 2001. DSI generated net sales of $83.1 million in 2001 during this period of ownership and $110.3 million in 2002.

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

During 2001 the company ceased operations at its Fitchburg, Massachusetts, facility. The company recorded a related charge of $20.7 million in 2001.

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

During the year ended December 31, 2004, certain restructuring and facility closure expenses were reversed totaling $0.4 million. The reversal reflected a revised estimate of expenses remaining to be paid.

In January 2004 the West Springfield, Massachusetts, Megawatt Hydroelectric Project was sold to A&D Hydro, Inc. The net gain on the sale was $0.6 million.

In September 2004 the Johnston, Rhode Island, facility was sold to Greystone Enterprises, LLC. The net gain on the sale was $1.0 million.

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

(4)
In the quarter ended December 31, 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark, Inc., and our German operations.

For the years ending December 31, 2003, 2002, 2001 and 2000, foreign exchange transaction gains and losses were reclassified from net sales and cost of sales to a separate line item to be consistent with current year presentation. These reclassifications had no impact on the company’s financial position or results of operations and are shown in the following table:

	Year ended December 31,
	2003	2002	2001	2000
Net sales	$1,898	$816	$52	$(459)
Cost of sales	1,017	370	(60)	(323)
Foreign exchange transaction (gain) loss	881	446	112	(136)

(5)
Effective with the March 30, 2004, chapter 11 filing, interest accrual on the senior notes ceased. For the year ended December 31, 2004, interest of $8,433,000 on the senior notes is included in interest expense, net.

(6)	Reorganization expenses related to the March 30, 2004, chapter 11 filing totaling $25.1 million have been incurred during the year ending December 31, 2004.

(7)
In 2001 the company had a pre-tax loss for the first time and recorded a tax benefit associated with the loss. In 2002 income tax expense was $13.4 million after we recorded a valuation allowance of $18.4 million against our deferred tax assets in North America.

(8)
In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $340.0 million to liabilities subject to compromise at December 31, 2004. Liabilities subject to compromise were included in long-term obligations.

See also accompanying Notes to Consolidated Financial Statements for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization dated December 17, 2004, on file in the chapter 11 case it had commenced on March 30, 2004. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. Although the Plan was unanimously supported by the Creditors Committee, these three bondholder members of the Committee subsequently voted against the Plan due to these intercreditor disagreements. As a result, the company could not proceed with confirmation of the Plan and intends to file a new plan that it believes will be confirmed. Please see notes 1 and 23 of the Notes to the Consolidated Financial Statements for further information.

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

Formed as an independent company in 1989, we subsequently went public in 1993. Since 1994, we have completed six acquisitions, streamlined our operations and sold technology that we no longer needed to achieve our growth plans. Through strong technical capabilities, innovation and a service orientation, we believe we hold leadership positions in most of our primary markets. As a result of these acquisitions, divestitures and changes in our operations, our value-added converting business has increased in significance compared with our papermaking production.

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

•	fluctuations in the cost of key raw materials, particularly wood pulp, and to a lesser extent, latex, and the extent to which we are able to pass through any cost increases to our customers
•	energy costs
•	the efficiency levels of our manufacturing operations, which is affected by:
▪	facility consolidations, which may negatively influence productivity, particularly in the short term
▪	capacity utilization levels, which are clearly tied to fluctuations in sales volumes
•	the quality, service and technical capabilities we offer our current and prospective customers

Our business has experienced numerous changes, which may vary by market. However, in general, we can identify a number of trends that relate to many of our markets, such as:

•	industry consolidation through mergers and acquisitions
▪	higher concentration among our manufacturing customers
▪	horizontal consolidation among distributors, and their vertical integration with manufacturers
▪	retail consolidation producing fewer, more dominant retailers, such as office product superstores, which tend to focus on reducing prices and narrowing the range of products offered
•	an increasing emphasis on price as the dominant component of the purchasing decision, often coupled with general pricing pressure, particularly when economic conditions are weak
•	the substitution of certain lower cost or higher performance materials or technologies (such as plastics, films or hand-held electronic devices versus paper-based materials or finished products)
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

In short, these trends have tended to diminish the value of our historic customer relationships and necessitate regular innovations in technology, service, performance and a lower cost structure to maintain and develop new business opportunities. These overall trends have impacted, or are expected to impact, our results as follows:

•	lower than expected sales, as gains have been offset by losses of certain types of business, such as business taken in-house by customers
•	lower unit margins, particularly in our North American operations
•	higher revenues and earnings in our German operations
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

We have and expect to make continued improvements to our cost structure following our facility consolidations and improve efficiency in our New Jersey operations. We have significantly improved efficiencies, but believe that we have further room for improvement.

In preparing our consolidated financial statements, management is required to make important estimates and assumptions that require difficult, subjective or complex judgments. See “Critical Accounting Estimates and Assumptions.”

Acquisitions, Divestitures and Consolidations

During our history as an independent company, we have undertaken a series of acquisitions, divestitures and consolidations designed to broaden and deepen our product and market capabilities, lower our manufacturing costs, lessen our dependence on certain raw materials and improve our operational flexibility. We have acquired and integrated six major businesses since 1994, consolidated redundant facilities and grown our revenues from $80.0 million in 1993 to $438.1 million in 2004. The following acquisitions, divestitures and consolidations over the last five years were instrumental in pursuing our objectives.

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

On April 18, 2001, we acquired Rexam DSI for a purchase price of $140.0 million. DSI was a leading global manufacturer of specialty decorative covering materials serving the publishing, stationery and premium packaging markets, with a particular focus on latex-saturated paper products. DSI’s sales for 2001 were $120.5 million for the full year, of which FiberMark realized $83.1 million during our partial year of ownership. The acquisition was financed with the issuance of $230.0 million of 10.75% senior notes due 2011. The balance of the 2001 notes was used to repay existing indebtedness and for financing and acquisition fees.

On August 1, 2001, we reached a decision to retain operations at the Hughesville, New Jersey, facility and reversed $7.0 million of facility closure expense previously recorded in 2000 (decrease of $0.2 million) and 1999 ($7.2 million). On December 13, 2001, we sold the Beaver Falls, New York, facility to LTX Corporation. Proceeds net of expenses were $0.2 million. We also reversed $0.4 million of facility closure expense for property, plant and equipment to be retained. During the year 2001, we ceased operations at our Fitchburg, Massachusetts, facility. We recorded a related charge of $20.7 million in 2001. In 2002 facility closure expense for the Fitchburg facility was decreased by $0.5 million. Also during 2001, we sold the balance of our U.S. engine filter media business and equipment to Ahlstrom Corporation and ceased operations at our Rochester, Michigan, facility. Related facility closure charges of $12.6 million were recorded in 2001. In 2002 facility closure expense for the Rochester facility was decreased by $0.5 million. Proceeds related to this sale of technology were $12.5 million, net of expenses in 2001.

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

On June 30, 2003, the company ceased operations at the Johnston, Rhode Island, facility. Costs associated with the closure were originally accrued in accordance with purchase accounting for the Rexam DSI acquisition in 2001. The closure of this facility extended beyond the original plan due to the time necessary to effectively implement product transfers to the Lowville, New York, facility.

During 2002 and 2003 we recorded asset impairment charges of $42.9 million and $93.6 million, respectively, relating to many of the assets acquired since 1999. These asset impairment charges have had a profound impact on our consolidated results of operations. See “Critical Accounting Estimates and Assumptions.”

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see Item 7 “Liquidity and Capital Resources” and note 23 to the Notes to the Consolidated Financial Statements for further information. We filed a Plan of Reorganization and Disclosure Statement on December 17, 2004, which was submitted to creditors for approval with the unanimous support of the Creditors Committee. However, subsequent disagreements regarding Plan implementation documents related to corporate governance and corporate control issues among the three bondholders on the Creditors Committee led these three members to vote against the Plan. As a result, the company could not proceed with its confirmation hearing, which had been continued several times in an attempt to give these bondholders time to resolve their issues, and most recently, had been scheduled for March 17, 2005. The company intends to file a new plan of reorganization that it believes will be confirmed.

In January 2004 the West Springfield, Massachusetts, Megawatt Hydroelectric Project was sold to A&D Hydro, Inc. The net gain on the sale was $0.6 million.

In September 2004 the Johnston, Rhode Island, facility was sold to Greystone Enterprises, LLC. The net gain on the sale was $1.0 million.

Also in 2004, the company briefly closed its Brownville papermaking facility, while continuing operations at its converting facility. Subsequently, the company elected to maintain papermaking operations on a swing basis to meet improved market demand.

Principal Financial Metrics

Earnings before interest, taxes, depreciation, amortization and chapter 11 reorganization expenses (commonly referred to as EBITDAR) is a primary financial metric that we internally use to evaluate our operating results and to assess performance. We also use the following metrics to internally evaluate our financial results:
•	free cash flow
•	operating income margin
•	EBITDAR margin
•	fixed charge coverage, defined as EBITDAR divided by the sum of interest expense, cash taxes, and capital expenditures

Many of these metrics are also used to determine compliance with the financial covenants under our revolving credit facilities. We do not publish such metrics, which are not defined terms under generally accepted accounting principles, because we believe that the standard metrics under generally accepted accounting principles are more important and should speak for themselves. Analysts and investors may, if they wish, analyze our published consolidated financial statements using any other metrics that they believe to be useful in evaluating our company, its financial condition and results of operations, including those referred to above. Under the year-to-year comparisons of results of operations that appear below, we quantify certain components of net income (loss) and other line items such as asset impairment charges, from which various alternative measurements of specified items, net of other specified items, are derived, in order to facilitate the understanding of underlying trends in our operations.

We internally evaluate our financial position based on the following metrics:
•	leverage ratio, defined as debt (net of cash) divided by EBITDAR
•	capital expenditures in relation to depreciation expense
•	working capital turnover, defined as sales divided by net working capital

Operating Data as a Percentage of Sales

The following table sets forth certain operating data as a percentage of net sales.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.5	84.6	81.7
Gross profit	14.5	15.4	18.3
Selling, general and administrative expenses	10.0	11.0	9.3
Restructuring and facility closure expense (reversal)	(0.1)	0.2	-
Gain on disposal of assets	(0.1)	-	(0.7)
Asset impairment charges	-	23.5	10.7
Income (loss) from operations	4.7	(19.3)	(1.0)
Foreign exchange transaction (gain) loss	(0.1)	(0.8)	0.1
Other expense, net	0.3	0.5	0.4
Interest expense, net	2.5	8.8	8.7
Reorganization expense	5.7	-	-
Net loss before income taxes	(3.7)	(27.8)	(10.2)
Income tax expense	2.1	2.0	3.4
Net loss	(5.8)%	(29.8)%	(13.6)%

Year Ended December 31, 2004, Compared with Year Ended December 31, 2003

Overview

Consolidated net sales for the year ended December 31 were $438.1 million in 2004 compared with $399.3 million in 2003, a 9.7% increase, or $38.8 million. During 2004 currency translation increased sales by $23.7 million. The increase was enhanced by worldwide growth in volume, which accounted for approximately $19.6 million of the overall increase, partially offset by a $4.5 million decrease attributable to lower average selling prices caused by price reductions and the impact of customers shifting to lower value materials.

The $25.6 million net loss in 2004 included the following major components:
•	income from operations of $20.4 million
•	interest expense of $10.8 million, excluding $25.7 million of post-petition interest that would have been payable under the senior notes but that was stayed by the chapter 11 filing
•	reorganization expenses related to the chapter 11 proceeding amounting to $25.1 million
•	income tax expense of $9.0 million, primarily related to earnings in the German segment

Sales from German Operations

Sales from German operations were $210.3 million in 2004 compared with $185.1 million in 2003, an increase of 13.6%, or $25.2 million. Excluding the translation effects of a stronger euro, which accounted for $22.1 million in sales in 2004 compared with 2003, sales from German operations increased by 1.7% or $3.1 million.

Net of foreign exchange effects, sales grew despite weak European economic conditions. In aggregate, increases in automotive filter media, wallcovering and tape base offset declines in other areas such as vacuum bag filter media, coating and printing base materials. Gains were primarily due to market growth in wallcovering, tape base and share gains in automotive filtration. In the vacuum bag market, we continued to experience weakness due to lower cost filter media substitutes, imported finished products from China and bagless vacuum cleaners, particularly in the U.S. markets.

Sales from North American Operations

Sales from North American operations were $227.8 million in 2004 compared with $214.2 million in 2003, an increase of 6.3%, or $13.6 million. Sales gains reflected general economic improvement, as well as new product and business development that resulted in share gains in our graphic design and packaging businesses.

Sales of publishing and packaging products, formerly within the decorative specialties product family, largely due to the 2001 acquisition of Rexam DSI, were $96.8 million in 2004 versus $88.8 million in 2003, an increase of 9.0%, or $8.0 million due to gains in both packaging and publishing. We achieved significant growth in our decorative packaging sales due primarily to a combination of market growth and share gains, as well as economic improvement and new product introductions. Project successes in media and cosmetic packaging also contributed to this growth. Our publishing business, including the elementary/high-school textbook market, recovered in 2004 compared with a very weak 2003. New products also contributed to growth in publishing business overall.

Technical specialties sales were $52.4 million in 2004 compared with $49.8 million in 2003, an increase of 5.2%, or $2.6 million, due primarily to economic improvement, which benefited the tape market, particularly due to recovery in the electronics market. New product and business developments aided our archival and building markets, as well as rising costs of competitive raw materials such as steel. Offsetting these gains were structural losses due to market pricing pressure or our technical capabilities in certain small niche markets of approximately $3.5 million.

Office products sales were $78.6 million in 2004 compared with $75.5 million in 2003, an increase of 4.1%, or $3.1 million, primarily as a result of growth in our graphic design business, boosted by new product development successes, as well as modest economic recovery. Offsetting these gains was competition from imported finished goods, technology substitution and lower-priced materials.

The large majority of the year-to-year changes in sales were due to improved volume rather than changes in pricing.

Company-wide Data

Gross profit in 2004 was $63.3 million, or 14.5% of sales, compared with $61.6 million, or 15.4% of sales in 2003, an increase of $1.7 million. The increase was primarily due to higher sales volume and lower overhead due to plant closings, offset by lower prices, a shift in product mix towards lower margin products, higher raw material costs including higher pulp costs and higher depreciation expenses.

The primary factors leading to the increase in gross profit for the full year were:
•	higher sales volume which increased gross profit by an estimated $8.5 million
•	positive effects of foreign exchange translation of $4.0 million
•	lower overhead resulting from plants closed or sold in 2003 and 2004 amounting to $3.4 million

Major factors that decreased gross profit included:
•	Higher raw material costs of $6.4 million, including pulp cost increases of $4.0 million
•	negative effects of lower selling prices and weaker product mix amounting to $3.3 million
•	increased depreciation and maintenance costs in German operations of $3.4 million
•	higher energy costs of $0.7 million
•	inventory and other costs of $0.4 million consisting of higher trial costs offset by reduced information technology cost allocations

Selling, general and administrative expenses (SG&A) were $44.0 million in 2004 compared with $43.9 million in 2003, an increase of $0.1 million. The net increase in expenses included the following:
•	an increase of $1.0 million caused by foreign exchange translation
•
other net decreases of $0.9 million, including benefits from rejection of various contracts and leases in North America under chapter 11, higher information technology allocation costs offset by lower bad debt and professional fees

Gains on disposal of assets were $0.7 million in 2004, including the sale of two idle properties, offset by losses on disposal of fixed assets in the normal course of business.

Any remaining restructuring and facility closure expenses related to actions taken in 2003 were reversed in 2004, totaling $0.4 million. These expenses were originally charged in July 2003, when we reduced our overall workforce by approximately 100 employees and recorded a charge of $1.7 million for severances. In the fourth quarter of 2003 we evaluated our severance accruals and reduced them by $0.8 million due, in part, to voluntary terminations included in the original severance reserve.

FiberMark recognized no asset impairment charges in 2004 and recorded charges of $93.7 million in 2003. During 2003 we wrote down the goodwill in our North American operations segment by $92.3 million in the third quarter. This was done in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). In the fourth quarter of 2003 the company’s North American operations recorded a charge of $1.4 million to recognize the impairment of certain equipment.

In 2004 we recorded foreign exchange transaction gains of $0.3 million, compared to 2003, when we recorded foreign exchange transaction gains of $3.1 million, primarily related to the payment of intercompany indebtedness between German subsidiaries and the parent company.

Interest expense, net, was $10.8 million in 2004 compared to $35.1 million in 2003. The decrease in interest expense was primarily due to the chapter 11 filing, which automatically stayed the accrual and payment of $25.7 million of post-petition interest expense under the senior notes.

Reorganization expenses related to the chapter 11 proceedings were $25.1 million in 2004, including professional fees and key employee retention expenses of $14.3 million, the write-off of $1.2 million in unamortized bond discounts, $8.8 million in deferred financing costs related to the senior notes, and $0.8 million in lease rejection costs. There were no comparable expenses in 2003.

Income taxes were $9.0 million in 2004 compared with $8.2 million in 2003, an increase of $0.8 million. Income tax expense for North American operations were nominal in 2004 and 2003, as no tax benefit was recorded against U.S. operating losses due to the determination that it was more likely than not that the tax benefits would be not be realized. The increase in tax expense was related to increased income from the German operating segment.

The net loss for 2004 was $25.6 million, or $3.62 per share, compared with a net loss in 2003 of $119.2 million, or $16.87 per share, for reasons described previously.

Year Ended December 31, 2003, Compared with Year Ended December 31, 2002

Overview

Consolidated net sales for the year ended December 31 were $399.3 million in 2003 compared with $398.0 million in 2002, a 0.3% increase, or $1.3 million. During 2003 currency translation increased sales by $31.1 million. This increase was offset by a decline in net sales of $25.0 million largely due to lower demand and, to a lesser extent, lower average selling prices caused by price reductions and the impact of customers shifting to lower value materials. In addition, the divestiture of our U.S. engine filtration business in December 2002 reduced 2003 sales by $4.8 million.

The $119.2 million net loss in 2003 included the following major components:
•	goodwill impairment charge of $92.3 million
•	foreign exchange transaction gain of $3.1 million
•	fixed asset impairment charge of $1.4 million
•	net loss excluding items listed above: $28.6 million

The following sales comparisons reflect our consolidated operating segments (German operations and North American operations) and newly redefined product families, reflecting the division consolidation we undertook during 2002. These segments and their associated product families are detailed in Item 1 of the Form 10-K filed on March 31, 2005.

Sales from German Operations

Sales from German operations were $185.1 million in 2003 compared with $153.9 million in 2002, an increase of 20.3%, or $31.2 million. Excluding the translation effects of a stronger euro, which accounted for $31.1 million in sales in 2003 compared with 2002, sales from German operations were essentially flat.

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

Company-wide Data

Gross profit in 2003 was $61.6 million, or 15.4% of sales, compared with $73.0 million, or 18.3% of sales in 2002, a decrease of $11.4 million, primarily due to lower sales volume, pricing, and a shift in product mix towards lower margin products. Production facility consolidation and related overhead reductions partially offset the negative effects of lower volume.

The primary factors leading to the decrease in gross profit for the full year were:
•	lower sales volume, prices, and a shift in product mix towards lower margin products in North America causing an estimated reduction of $10.8 million
•	higher unit energy costs amounting to $3.4 million
•	higher average pulp prices costing $3.2 million
•	product line divestments, which reduced gross profit by $1.8 million
•	costs to transfer production from Johnston, Rhode Island, to Lowville, New York, and startup inefficiencies at the expanded facility in Lowville, totaling $1.6 million

Major factors that increased gross profit included:
•	positive effects of foreign exchange translation of $4.3 million
•	plant efficiency improvement of $4.0 million, mostly in the second half of the year
•	reduced overhead resulting from plant consolidations and workforce reductions, saving an estimated $1.4 million

Selling, general and administrative expenses were $43.9 million in 2003 compared with $37.0 million in 2002, an increase of $6.9 million. These expenses increased for the following major reasons:
•	additional audit, legal and professional fees related to the financial statement audits and strategic financial analyses of $1.9 million
•	higher employee benefit costs of $1.4 million
•	an increase of $1.2 million caused by foreign exchange translation
•	higher bad debt expense of $1.0 million

FiberMark recognized asset impairment charges in 2003 and 2002. During 2003 we wrote down the goodwill in our North American operations segment by $92.3 million in the third quarter. This was done in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). In the fourth quarter of 2003 the company’s North American operations recorded a charge of $1.4 million to recognize the impairment of certain equipment. In 2002 we recorded a goodwill impairment charge of $42.9 million related to North American operations.

In 2003 we recorded $3.1 million of net foreign exchange transaction gains, primarily related to the payment of intercompany indebtedness between German subsidiaries and the parent company. In 2002 we recorded a foreign exchange transaction  loss of $0.4 million.

In July 2003 we reduced our overall workforce by approximately 100 employees and recorded a charge of $1.7 million for severances. In the fourth quarter of 2003, we evaluated our severance accruals and reduced them by $0.8 million due, in part, to voluntary terminations included in the original severance reserve.

In 2002 we sold certain technology and product lines at a gain of $2.8 million.

Net interest expense was $35.1 million in 2003 compared with $34.6 million in 2002, an increase of $0.5 million, mostly due to a higher average level of revolving credit borrowings.

Income taxes were $8.2 million in 2003 compared with $13.4 million in 2002, a decrease of $5.2 million. In the fourth quarter of 2003, the company changed the legal entity structure of certain of its German subsidiaries. The effect of this change was to decrease deferred foreign tax expense by $4.1 million. German income tax expense was $7.7 million in 2003 and $9.8 million in 2002.  Income tax expense for North American operations were nominal in 2003, as no tax benefit was recorded against U.S. operating losses due to the determination that it was more likely than not that the tax benefits would be not be realized. In 2002 income tax expense for the North American operations was $3.6 million. Our net loss in 2002 was affected by an $18.4 million valuation allowance against our deferred tax assets.

The net loss for 2003 was $119.2 million, or $16.87 per share, compared with a net loss in 2002 of $54.0 million, or $7.69 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See notes 1 and  23 for further information. The chapter 11 proceedings have had material effects on the company’s liquidity including $13.0 million of cash restructuring expenses, which partially offset reduced interest payments of approximately $34.1 million that would have been payable under the senior notes in 2004.

As part of the restructuring process under chapter 11, the $85 million revolving credit facility that was put in place on November 12, 2003 (the “Pre-petition Facility”) and is described under “Long-term Debt” was amended and restated to effectively split the agreement into two parts. The North American portion was converted to a Debtor-in-Possession revolving credit facility (“DIP”) that was approved by the Bankruptcy Court. The DIP facility will continue to provide financing for the North American operations during the reorganization process.

GE Commercial Finance provided the $30 million DIP loan. Loan availability is based on North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the Pre-petition Facility. Since the bankruptcy filing, our German operations have been funded under an amended and restated revolving credit facility with availability based on historical cash flows in Germany. Under the two credit agreements, our borrowing base is substantially the same as the borrowing base under the Pre-petition Facility. Various covenants and restrictions on our operations under the prior revolving credit facility continue to apply under the DIP facility without material modification, together with an additional restriction on the amount of funds that can be transferred from Germany to support North American operations.

The company’s obligation to make interest payments of approximately $34.1 million per year to the holders of the company’s senior notes was suspended when the company filed a petition for chapter 11 protection. Pending the confirmation of a new plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

The company plans to exercise its contractual option to extend the current DIP facility and the German credit facility provided by GE Commercial Finance through September 30, 2005, to accommodate the potential continuation of chapter 11 proceedings beyond the original terms of these facilities.

Exit from chapter 11 will occur as soon as a new plan of reorganization is filed and approved by the Bankruptcy Court. The company cannot guarantee that a plan of reorganization will be approved before the facilities expire on their current or extended terms. See “Recent Developments.”

Despite the lack of final approval of a plan of reorganization by the Bankruptcy Court, the company believes that cash flow from operations, plus existing cash balances and amounts that will be available to us under the credit facilities, will be sufficient to fund our capital requirements, debt service and working capital needs during the remainder of the chapter 11 case and throughout 2005, after giving effect to the reduced level of interest payments that would result from a new capital structure including less leverage, and the expected costs to complete the restructuring process.

We concluded that the bankruptcy filings were in our best interest after carefully considering a variety of alternatives in consultation with outside financial advisors. As we had stated in our Annual Report on Form 10-K for the previous year, “our substantial level of indebtedness could adversely affect our financial condition. We expect to obtain funds to service our debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.”

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2004 and 2003 (in thousands):

Net cash provided by (used in):	Year ended December 31, 2004	Year ended December 31, 2003
Operating activities	$12,943	$(6,879)
Investing activities	(10,350)	(24,059)
Financing activities	(7,980)	967
Effect of exchange rates	470	515
Net decrease in cash	$(4,917)	$(29,456)

Cash from operating activities in 2004 and 2003 were affected by the following major cash and non-cash items (in thousands):

	2004	2003
Net loss	$(25,597)	$(119,180)
Non-cash items including depreciation, amortization and reorganization expense	45,327	110,601
Cash reorganization expenses	(12,989)	-
Deferred taxes	795	(2,151)
Net working capital	6,267	2,218
Other long-term assets and liabilities, net	(860)	1,633
Net cash provided by (used in) operating activities	$12,943	$(6,879)

•
The net loss in 2004 decreased by $93.6 million from 2003 largely due to impairment charges of $93.7 million recorded in 2003 that were not repeated in 2004. Additionally, the company recorded $25.1 million of reorganization expense, offset by reduced interest expense of $25.7 million in connection with the chapter 11 process.

•	Non-cash items were a significant component of the net losses in both years. In 2004 non-cash reorganization expenses of $12.1 million and depreciation and amortization expenses of $21.0 million were recorded. In 2003 asset impairment charges of $93.7 million and depreciation and amortization expenses of $17.0 million were recorded.
•
Cash flow provided by changes in net working capital increased to $6.3 million in 2004 as increases in receivables and inventory were more than offset by decreases in trade payables, accrued liabilities and accrued income taxes payable. In 2003 cash flow from net working capital increased by $2.2 million due to decreases in receivables and inventories and increases in accrued taxes, offset by decreased accounts payable.

•
Other long-term assets and liabilities, net, decreased cash flow by $0.9 million in 2004 due to payments related to company benefit plans. In 2003 cash flow increased by $1.6 million in 2003 due to increases in pension liabilities.

Cash used in investing activities was $10.4 million in 2004 and $24.1 million in 2003.
•	Capital expenditures were $12.3 million in 2004 and $23.8 million in 2003. Expenditures in 2003 included a $7.4 million capacity expansion in our German filtration business.
•	In 2004 we received net proceeds of $1.9 million from the sale of idle properties.

Cash flows from financing activities were negative $8.0 million in 2004 and positive $1.0 million in 2003.
During 2004:
•	The company repaid $4.0 million in long-term debt.
•	The company repaid $3.2 million under revolving credit facilities.
•	Debt issuance costs related to the DIP facility were $0.8 million.

During 2003:
•	Net proceeds from the sale-leaseback of the Lowville, New York, expansion were $5.6 million.
•	Net borrowings under the revolving credit facility were $5.6 million.
•	The company repaid $7.3 million of long-term debt.
•	Debt issuance costs for credit facility financing were $2.9 million.

Foreign exchange rates effectively increased cash in 2004 and 2003 by $0.5 million.

Our capital expenditure budget for 2005 is approximately $23.3 million.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at December 31, 2004 (in millions):

	2005	2006-2008	2009-2011	Thereafter	Total
Long-term debt (1)	$3.0	$104.9	$230.0	$0.0	$337.9
Letters of credit	10.5	0.0	0.0	0.0	10.5
Operating leases	2.3	2.7	0.1	0.1	5.2
Sale-leaseback (1)	2.1	0.0	0.0	0.0	2.1
Forward purchase contracts	2.0	0.0	0.0	0.0	2.0
Benefit plan obligations (2)	2.6	9.0	11.0	11.6	34.2
	$22.5	$116.6	$241.1	$11.7	$391.9
 (1)  Obligations exclude interest costs.
 (2)  Related benefit plan obligations at  December 31, 2004, were $48.4 million.

All of the obligations referred to above may be modified, as to their amount, payment date and/or other terms, by the chapter 11 process. Pending the filing of a new plan of reorganization, no prediction can be made as to their treatment in such plan.

The majority of our forward purchase contracts relate to our natural gas purchases in the United States, obligating us to purchase a minimum quantity each month during the contract period.

Long-term Debt

As of December 31, 2004, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at December 31, 2004, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the remaining $1.2 million unamortized portion of the discount.

On December 31, 2003, the company had a 30-month, $85.0 million credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance. The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey, facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the earnings before income taxes, depreciation, and amortization (“EBITDA”) of FiberMark’s German businesses up to a maximum of $40.0 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of December 31, 2004 (in millions):

	North America*	Germany	Combined
Borrowing base	$22.9	$40.0	$62.9
Less: reserves against availability	(4.6)	-	(4.6)
Net availability	18.3	40.0	58.3
Less: outstanding borrowings	(2.6)	-	(2.6)
letters of credit	(10.5)	-	(10.5)
Unused borrowing capacity	$5.2	$40.0	$45.2

* The maximum North America borrowing base is $30.0 million; however, as of December 31, 2004, the borrowing base was $22.9 million due to actual balances of working capital and plant, property and equipment that form the borrowing base.

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

On December 31, 2004, $1.3 million was outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On December 31, 2004, $6.6 million was outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

The DIP Facility and the amended and restated facility for our German operations both require the company to certify covenant compliance 45 days after a quarter end and submit year end audited financial statements within 90 days. The company was in violation of this requirement but has obtained a waiver of default from the lender.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. At December 31, 2004 and 2003, the company was in violation of this covenant but has obtained a complete waiver of default from the lender.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. The balloon payment date has been extended until the company emerges from its chapter 11 status at which time FiberMark will resume ownership of the entire site. At December 31, 2004, the balance outstanding on the capital lease was $2.1 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $340.0 million to liabilities subject to compromise at December 31, 2004.

Critical Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the difference becomes known. Estimates are used in accounting for, among other items, impairment of goodwill and other long-lived assets, restructuring and facility closures, deferred tax assets, pensions, accounting matters related to reorganization in bankruptcy, excess and obsolete inventory and allowances for doubtful accounts receivable. Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures, the sale of technology and our operating results are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142.

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

In the fourth quarter of 2003, the company recorded a charge of $1.4 million to recognize the impairment of certain equipment.

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

Income Taxes

We estimate income taxes in each of our operational jurisdictions in accordance with SFAS 109, Accounting for Income Taxes. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, for which we must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that assessment does not meet the more likely than not criteria of SFAS 109, a valuation allowance must be established. Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The company provides a full valuation allowance against any tax benefits that were created by operating losses in our North American operations because management determined that it is more likely than not that the deferred tax assets arising from the pre-tax losses incurred would not be realized. Furthermore, the company filed for chapter 11 on March 30, 2004, decreasing even further any likelihood that any of its U.S. operations deferred tax assets will be realized. Upon consummation of a new plan of reorganization, the company may recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the company’s net operating loss carry-forwards potentially could be eliminated. Other tax attributes, including property bases, could also be reduced. Any surviving capital loss or net operating loss carry-forward may be subject to limitations imposed under the ownership change rules in the Internal Revenue Code.

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

Accounting in Reorganization under Bankruptcy

The consolidated financial statements have been prepared in accordance with SOP 90-7 which requires pre-filing liabilities that are subject to compromise to be separately reported on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claim, even if they may be settled for lesser amounts. Additional pre-filing claims (liabilities subject to compromise) may arise due to the allowance of contingent or disputed claims. In accordance with SOP 90-7, reorganization items are expensed as incurred and are included in the statement of operations as reorganization expense.

New Accounting Pronouncements

In May 2004 the FASB issued an FSP on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”).  The Act was signed into law on December 8, 2003, and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP is effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

In November 2004 the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Furthermore, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company is evaluating the effect this Statement will have on the company’s financial position, results of operations, and cash flows.

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization exchanges stock options or share-based payments for employee services. SFAS 123R will become effective for the company on January 1, 2006. The company is evaluating the effect this Statement will have on the company’s financial position, results of operations, and cash flows.

In December 2004 the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 provides a tax deduction on qualified production activities up to 9% of the lesser of qualified production activities income, as defined in the Act, or taxable income after the deduction for the utilization of any net operating loss carryforwards. According to the Statement, the deduction should be accounted for as a special deduction in accordance with Statement 109. This FSP will not have a material effect on the company’s financial position, results of operations or cash flows in 2005 due to net operating loss carryforwards.

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

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see note 1 and 23 to the Notes to the Consolidated Financial Statements for further information.

FiberMark’s bankruptcy filing could present additional challenges, including, without limitation: possible problems with our relationships with customers, suppliers, employees and creditors; our ability to attract and retain key employees; and uncertainty as to the confirmation and implementation of a new plan of reorganization. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Numerous factors, including the possibility of rejection of such a plan by one or more of the various classes of claims and interest holders, may prevent confirmation of such a plan. For example, on March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization dated December 17, 2004, on file in its chapter 11 case. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. As a result, the company could not proceed with confirmation of the Plan. Also on March 22, 2005, the company filed motions with the Court to resolve certain issues and to reinstate the exclusivity period so that the company can formulate a new plan of reorganization that it believes will be confirmed. The terms of a new plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2004, we had approximately $342.6 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facility and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

We cannot predict to what extent a new plan of reorganization under our bankruptcy proceedings, if filed, confirmed and implemented, will succeed in reducing our indebtedness and improving our debt-to-equity and EBITDA-to-debt service ratios. A continuing high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; create a competitive disadvantage to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

Assuming that a new plan of reorganization is filed, confirmed and implemented, we expect to obtain funds to service our remaining debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

In addition, a breach of any of the financial covenants could result in a default in respect to the related indebtedness. If a default occurs, the relevant lenders and holders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Results of Operations

Fluctuations in the costs and availability of raw materials could harm our business.

Our principal raw materials, hardwood and softwood pulp and secondary fiber and latex, are cyclical in both price and supply. The cyclical nature of pulp pricing presents a potential risk to our gross profit margins because we may not be able to pass along price increases to our customers. We may also be unable to purchase pulp in sufficient quantities, or at acceptable prices, to meet our production requirements during times of tight supply. Latex prices vary according to energy costs, particularly natural gas, which has been cyclical in price.

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

We continue to experience delays in realizing the expected cost savings related to our site closures and facility consolidations. While some of these savings have been realized, they have been achieved more slowly than expected due to offsetting inefficiencies associated with product transfers among facilities. Some consolidation activity was delayed due to the time necessary to effectively implement the transfers, while other activity was delayed in order to postpone associated capital spending given uncertain economic conditions. Failing to achieve these expected cost savings would adversely affect our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a result of our global operating and financing activities, we are exposed to market risks including changes in commodity pricing, fluctuations in interest rates, and fluctuations in foreign currency exchange rates. Our principal commodities that can fluctuate in price are natural gas and wood pulp. We manage our exposure to price fluctuations in natural gas by purchasing forward contracts for a portion of our winter requirements. These contracts are evaluated annually. To a certain extent, pulp costs are managed through purchasing practices that attempt to minimize the impact of market price changes. We have not historically hedged our pulp purchases.

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our revolving credit facility, which has variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the December 31, 2004, outstanding borrowings under the North American Debtor-In-Possession Credit Agreement and German restated revolving credit facility of $2.6 million, the impact of a 1% increase in the interest rates would be less than $0.1 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

FiberMark has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to FiberMark and its subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). These officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and such officers necessarily apply their judgment in evaluating the company’s disclosure controls and procedures. Based on this evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and our chief financial officer concluded that on December 31, 2004, our internal controls and procedures were effective at the reasonable assurance level, except as described below.

Changes in Internal Controls

In connection with their audit of our consolidated financial statements for the fiscal year ended December 31, 2004, our independent registered public accounting firm, KPMG LLP, reported to the company that material weaknesses continued to be identified in the company’s internal controls relating to: insufficient review and analysis of certain account balances, reconciliations and trends; insufficient technical accounting resources and inadequate controls to ensure the appropriate accounting of foreign currency transactions, including transactions denominated in a foreign currency and investments and intercompany transactions with foreign subsidiaries as stipulated by FASB Statement No. 52, Accounting for Foreign Currency.

The evaluation of internal controls is subjective and involves judgment. We believe the areas in our internal control cited by KPMG LLP with respect to the review and analysis process and accounting for foreign currency transactions that required improvements as of that time have since been substantially corrected. Significant improvements were made during 2004 and are continuing in 2005 in internal controls over financial reporting, including processes related to account reconciliations, account analysis, supporting documentation and technical accounting issues. During the first quarter of 2005, the company took measures to correct these material weaknesses including enhancement of financial systems and resources to provide more timely financial information and analysis. Additionally, the company has implemented monthly analysis and accounting for foreign currency transactions.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control subsequent to the date of their most recent evaluation, other than those measures outlined above. The company believes that these measures, which were instituted during 2004 and 2005, along with additional controls it continues to implement, are reasonably likely to have a positive impact on its internal control over financial statement preparation and foreign currency transactions in future periods.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1)   Index to Consolidated Financial Statements

The consolidated financial statements required by this term are submitted beginning on page 29 of this Form 10-K/A.

Report of Independent Registered Public Accounting Firm

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

(a)(3)   Index to Exhibits

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FiberMark, Inc.

We have audited the accompanying consolidated balance sheets of FiberMark, Inc. (the "company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberMark, Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that FiberMark, Inc. will continue as a going concern. As more fully described in notes 1 and 23 to the consolidated financial statements, on March 30, 2004, FiberMark, Inc. and its U.S. operations (the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process, the company’s recurring losses from operations and accumulated indebtedness raise substantial doubt about the company’s ability to continue as a going concern. The Debtors are operating their business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the company as a going concern is contingent upon, among other things, the successful confirmation and implementation of a Plan of Reorganization, the company’s ability to generate sufficient cash flow from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the company’s assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2003, the company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

/s/ KPMG LLP

Boston, Massachusetts
May 4, 2005

FIBERMARK, INC.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)
	2004	2003	2002

Net sales (note 2)	$438,070	$399,309	$398,015

Cost of sales (notes 2 and 6)	374,746	337,682	325,062

Gross profit	63,324	61,627	72,953

Selling, general and administrative expenses (note 2)	43,977	43,947	36,973

Restructuring and facility closure expense (reversal) (notes 2 and 13)	(358)	882	(70)
Gain on disposal of assets (note 2)	(689)	-	(2,766)
Asset impairment charges (notes 3 and 6)	-	93,647	42,878

Income (loss) from operations	20,394	(76,849)	(4,062)

Foreign exchange transaction (gain) loss (note 2)	(286)	(3,109)	446
Other expense, net (note 4)	1,473	2,109	1,464
Interest expense, net (excluding post-petition contractual interest of $25,666 in 2004)	10,771	35,146	34,590
Reorganization expense	25,050	-	-

Loss before income taxes	(16,614)	(110,995)	(40,562)

Income tax expense (note 10)	8,983	8,185	13,432

Net loss	$(25,597)	$(119,180)	$(53,994)

Basic loss per share	$(3.62)	$(16.87)	$(7.69)

Diluted loss per share	$(3.62)	$(16.87)	$(7.69)

Average basic shares outstanding	7,066	7,066	7,023
Average diluted shares outstanding	7,066	7,066	7,023

See accompanying notes to consolidated financial statements.

FIBERMARK, INC. Consolidated Balance Sheets December 31, 2004 and 2003 (In thousands, except share and per share amounts)

	2004	2003
ASSETS (note 7)
Current assets:
Cash	$1,194	$6,111
Accounts receivable, net of allowances of $1,343 in 2004 and $2,952 in 2003	61,116	53,752
Inventories (note 5)	73,650	63,443
Prepaid expenses	4,339	1,671

Total current assets	140,299	124,977

Property, plant and equipment, net (notes 6 and 7)	248,853	248,194
Goodwill (note 3)	9,167	8,602
Other intangible assets, net (note 3)	2,629	12,745
Other long-term assets (note 14)	4,858	5,189

Total assets	$405,806	$399,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line (note 7)	$2,628	$5,906
Current portion of long-term debt (notes 7 and 11)	-	3,955
Accounts payable	24,063	23,168
Accrued liabilities (notes 13 and 16)	21,269	22,013
Accrued income taxes payable	15,458	9,930
Deferred income taxes (note 10)	279	656

Total current liabilities not subject to compromise	63,697	65,628

Long-term liabilities:
Long-term debt (notes 7 and 11)	-	338,749
Deferred income taxes (note 10)	28,497	15,528
Other long-term liabilities (notes 14 and 15)	48,788	48,654

Total long-term liabilities not subject to compromise	77,285	402,931

Liabilities subject to compromise (notes 7 and 23)	366,700	-

Total liabilities	507,682	468,559

Commitments and contingencies (notes 2, 8 and 23)

Stockholders’ deficit: (notes 9 and 19)
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001; 7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized 7,070,026 shares issued and 7,066,226 shares outstanding in 2004 and 2003	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(174,708)	(149,111)
Accumulated other comprehensive income	7,364	14,791
Less treasury stock, 3,800 shares at cost in 2004 and 2003	(35)	(35)

Total stockholders’ deficit	(101,876)	(68,852)

Total liabilities and stockholders’ deficit	$405,806	$399,707

See accompanying notes to consolidated financial statements.

FIBERMARK, INC
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(25,597)	$(119,180)	$(53,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,924	17,003	15,835
Amortization of bond discount	42	173	173
Amortization of deferred gain	-	(222)	-
Gain on disposal of assets	(689)	-	(2,766)
Asset impairment charges	-	93,647	42,878
Deferred income taxes	795	(2,151)	15,307
Reorganization expense	25,050	-	-
Net cash used for reorganization items	(12,989)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,498)	1,213	976
Inventories	(8,020)	5,083	2,051
Prepaid expenses	(2,632)	(32)	224
Other long-term assets	481	(16)	271
Accounts payable	5,769	(6,548)	(1,430)
Accrued liabilities	14,013	(1,564)	(6,520)
Accrued income taxes payable	1,635	4,066	3,015
Other long-term liabilities	(1,341)	1,649	985

Net cash provided by (used in) operating activities	12,943	(6,879)	17,005

Cash flows used for investing activities:
Additions to property, plant and equipment	(12,277)	(23,830)	(16,036)
Proceeds from sale of assets	1,943	-	3,993
Increase in other intangible assets	(16)	(229)	(210)

Net cash used in investing activities	(10,350)	(24,059)	(12,253)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,595	1,938
Proceeds from exercise of stock options	-	-	542
Net borrowings (repayments) under revolving credit line	(3,174)	5,558	2,365
Repayment of debt	(3,958)	(7,325)	(2,082)
Debt issuance costs	(773)	(2,861)	(227)
Debt issuance costs due to reorganization	(75)	-	-

Net cash provided by (used in) financing activities	(7,980)	967	2,536

Effect of exchange rate changes on cash	470	515	5,013

Net increase (decrease) in cash	(4,917)	(29,456)	12,301

Cash at beginning of year	6,111	35,567	23,266

Cash at end of year	$1,194	$6,111	$35,567

Supplemental cash flow information:

Interest paid	$2,067	$35,785	$35,934
Income taxes paid, net of refunds	$6,795	$9,320	$4,645

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Outstanding Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity (deficit)

Balance at December 31, 2001	6,903,458	$7	$64,954	$24,063	$(8,452)	$(35)	$80,537

Exercise of stock options	162,768	-	542	-	-	-	542
Comprehensive income (loss):
Net loss	-	-	-	(53,994)	-	-	(53,994)
Minimum pension liability adjustment, net	-	-	-	-	(7,096)	-	(7,096)
Currency translation adjustment	-	-	-	-	16,240	-	16,240
Total comprehensive loss							(44,850)

Balance at December 31, 2002	7,066,226	$7	$65,496	$(29,931)	$692	$(35)	$36,229

Comprehensive income (loss):
Net loss	-	-	-	(119,180)	-	-	(119,180)
Minimum pension liability adjustment, net	-	-	-	-	(861)	-	(861)
Currency translation adjustment	-	-	-	-	18,950	-	18,950
less: reclassification adjustment for foreign currency transaction gains included in net loss	-	-	-	-	(3,990)	-	(3,990)
Total comprehensive loss							(105,081)

Balance at December 31, 2003	7,066,226	$7	$65,496	$(149,111)	$14,791	$(35)	$(68,852)

Comprehensive income (loss):
Net loss	-	-	-	(25,597)	-	-	(25,597)
Minimum pension liability adjustment, net	-	-	-	-	(2,034)		(2,034)
Currency translation adjustment, net	-	-	-	-	(5,393)	-	(5,393)
Total comprehensive loss							(33,024)

Balance at December 31, 2004	7,066,226	$7	$65,496	$(174,708)	$7,364	$(35)	$(101,876)

See accompanying notes to consolidated financial statements.

FIBERMARK, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1) Bankruptcy Filing

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries including FiberMark North America, Inc., and FiberMark International Holdings LLC, (collectively, with FiberMark, Inc., the “Debtors”), filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Vermont (the “Bankruptcy Court”). The Debtor’s cases are being jointly administered as Case No. 04-10463. The Debtors have been and will continue to manage their properties and operate their businesses in the ordinary course of business as debtors-in possession (“DIP”) pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. In general, as DIP, the Debtors are authorized under chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

The chapter 11 cases were commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations including the senior notes. The company believes that the protection afforded by chapter 11 best preserves the Debtors’ ability to continue to serve their customers and preserve the value of their businesses, while they reorganize, and develop and implement a new strategic plan to de-leverage the company’s balance sheet and create an improved long-term capital structure. At this time, it is not possible to predict accurately the outcome of the chapter 11 reorganization process or its effects on the Debtors’ businesses or whether or when the company may subsequently emerge from chapter 11. The company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief and any extension periods granted by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004. The right of the Debtors to obtain further extensions was limited by the order. The Debtors filed a proposed Plan of Reorganization and Disclosure Statement with the Court on November 12, 2004. On December 17, 2004, a final Plan of Reorganization and Disclosure Statement was submitted to creditors with the unanimous support of the Creditors Committee. However, the three largest bondholders, who were also members of the Committee, subsequently voted against the Plan because they were unable to reach agreement among themselves related to corporate governance and control issues involving the reorganized company. The confirmation hearing regarding the Plan was continued several times to allow these bondholders additional time to resolve their differences. On March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization that had been filed in December because these three bondholders remained deadlocked. As a result, the company could not proceed with confirmation of its current Plan and intends to file a new plan that it believes will be confirmed. See note 23 for further information.

At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, the treatment of creditors and equity holders of the respective Debtors under any plan of reorganization finally confirmed, or when it may be possible for the Debtors to emerge from chapter 11. Although until a plan is approved there is uncertainty as to the treatment of creditors and equity holders, the Plan that was submitted to creditors, and any subsequent proposed plan is expected to provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

To augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million Debtor-in-Possession revolving credit facility (“DIP Facility”). The 15-month DIP Facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations will continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities mature on June 30, 2005, but may be extended for an additional 90 days at the request of the Debtors. The company expects to be able to extend this facility through the balance of the chapter 11 process. It is anticipated that the Debtors will enter into new exit financing facilities to replace the DIP and German revolving credit facilities in conjunction with the implementation of a confirmed plan of reorganization.

Since the filing, the company's available cash and continued cash flow from operations, as well as cash provided under its DIP facility, have been adequate to fund ongoing operations and meet obligations to customers, vendors and employees in the ordinary course of business and management believes it will continue to be adequate during the balance of the chapter 11 process.

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

FiberMark, Inc., and the other Debtors have incurred, and will continue to incur, significant reorganization expenses resulting from the filing and the continuing chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to continue to have a material effect on the company's results of operations in 2005.

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain all employees. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. The company recorded as reorganization expenses approximately $2.4 million associated with this process in 2004. Also during the year, $1.1 million was disbursed in accordance with the retention plan.

While operating as DIP under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of filing. A general bar date of July 29, 2004, was established for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors have been substantially resolved as part of the proceedings in the chapter 11 cases. The ultimate number and allowed amount of the substantial majority of such claims are presently known, however, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The accompanying consolidated financial statements have been prepared assuming the company in its current structure will continue as a going concern. The factors mentioned, however, among other things, raise substantial doubt about the company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the company to continue as a going concern is dependent on a number of factors including, but not limited to, the company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the new company's ability to continue to provide high quality products and services. If a plan of reorganization is not confirmed and implemented, the company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the company's creditors would receive in such liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the company is forced to liquidate.

(2) Description of Business and Summary of Significant Accounting Policies

FiberMark produces specialty fiber-based materials in two operating segments: German operations and North American operations. FiberMark is headquartered in Brattleboro, Vermont, and operates three production facilities in Germany, seven production facilities located in the eastern region of the United States and one in the U.K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include FiberMark, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Estimates in the financial statements that could change in the near term include liabilities subject to compromise and pension and post-retirement benefit obligations.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents on hand at December 31, 2004, 2003 and 2002.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the moving weighted average and first-in, first-out (FIFO) cost methods for raw materials, and the FIFO method for work in process and finished goods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided using the straight-line method based upon the useful lives of the assets. Depreciation on assets under capital lease is included in depreciation expense. Buildings and improvements and machinery and equipment are depreciated over periods not exceeding forty (40) and twenty (20) years, respectively. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Improvements are capitalized and included in property, plant and equipment while expenditures for maintenance and repairs that have useful lives of less than three (3) years or do not extend the useful life of major assets are charged to expense. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term.

RESEARCH AND DEVELOPMENT, ADVERTISING

Research and development costs are expensed as incurred and are reflected in cost of sales. The costs amounted to $3.6 million, $3.5 million, and $3.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses. Total advertising expense was $768,000, $679,000 and $616,000 in 2004, 2003 and 2002, respectively.

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

Change in exchange rates for intercompany foreign currency transactions that are of a long-term investment nature are recorded in accumulated other comprehensive income (loss). Changes in exchange rates for all other foreign currency transactions result in foreign exchange transaction gains or losses that are recorded in earnings during the period of the change. In the year ended December 31, 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark, Inc., and our German operations.

Certain 2003 and 2002 foreign currency transaction (gains) losses were reclassified from net sales and cost of sales to a separate line item to be consistent with current year presentation. These reclassifications had no impact on the company’s financial position or results of operations for the years ended December 31, 2003 and 2002. The impact of the reclassification on the comparative years ended December 31, 2003 and 2002 figures result in the increases (decreases) as follows (in thousands):

	2003	2002
Net sales	$1,898	$816
Cost of sales	1,017	370
Foreign exchange transaction loss	881	446

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

The company recognizes income tax expense on unremitted earnings of foreign subsidiaries other than those that are permanently reinvested.

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

No stock options were granted during 2004. No compensation cost has been recognized for stock options granted under the plans during 2003 and 2002 as the options were all granted at exercise prices that equaled the market value at the date of the grant. Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS 123, the company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002

Net loss, as reported	$(25,597)	$(119,180)	$(53,994)
Total stock-based employee compensation expense determined under fair value method	$(447)	$(634)	$(1,266)
Net loss, pro forma	$(26,044)	$(119,814)	$(55,260)

Basic loss per share, as reported	$(3.62)	$(16.87)	$(7.69)
Basic loss per share, pro forma	$(3.69)	$(16.96)	$(7.87)

Diluted loss per share, as reported	$(3.62)	$(16.87)	$(7.69)
Diluted loss per share, pro forma	$(3.69)	$(16.96)	$(7.87)

Pro forma amounts reflect only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options’ vesting periods and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rate of 4.0% and 4.4%; dividend yield of $0; expected volatility of 48% and 45%; and expected lives per the plan agreements. No stock options were granted in 2004. Stock options are expected to be cancelled and to have no value upon the company’s emergence from chapter 11.

EARNINGS PER SHARE

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted loss per share:

	2004	2003	2002
Numerator:
Loss available to common shareholders used in basic and diluted loss per share (in thousands)	$(25,597)	$(119,180)	$(53,994)
Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,066,226	7,022,524
Effect of dilutive securities:
Fixed stock options	*	*	*
Denominator for diluted loss per share:
Adjusted weighted average shares	7,066,226	7,066,226	7,022,524

Basic loss per share	$(3.62)	$(16.87)	$(7.69)
Diluted loss per share	$(3.62)	$(16.87)	$(7.69)

* Due to a loss for the period, zero incremental shares are included because the effect would be anti-dilutive. Had there been income for the periods, 0, 1,683, and 32,368 incremental shares would have been included for the years 2004, 2003 and 2002, respectively.

Stock options that could potentially dilute earnings per share in the future of 837,514, 959,188 and 856,384 in 2004, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Stock and stock options are expected to be cancelled and to have no value upon the company’s emergence from chapter 11.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustments, and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficit) and comprehensive loss.

The components of accumulated other comprehensive income (loss) as of December 31, 2004 and 2003 are as follows (in thousands):

	Gross	Tax Effect	Net
2004:
Minimum pension liability adjustment	$(15,086)	$2,721	$(12,365)
Foreign currency translation adjustment	32,492	(12,763)	19,729
Total	$17,406	$(10,042)	$7,364

2003:
Minimum pension liability adjustment	$(12,386)	$2,055	$(10,331)
Foreign currency translation adjustment	25,122	-	25,122
Total	$12,736	$2,055	$14,791

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties that are probable of realization, if any, are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Environmental Matters

We, and our predecessors, have invested substantially in pollution control facilities to comply with environmental laws and regulations. We spent $7.0 million in 2004, $6.8 million in 2003 and $5.6 million in 2002 for environmental purposes. While we believe our expenditures are sufficient to maintain substantial compliance with existing environmental laws, any failure to comply with present or future environmental laws could subject us to liability or require us to suspend or reduce operations. In the future, the duty to comply with environmental laws could restrict our ability to expand our facilities, obligate us to acquire and operate costly equipment or otherwise force us to incur significant expenses.

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

The mills located in Warren Glen and Hughesville, New Jersey, are the subject of administrative consent orders (“ACOs”) entered into by a former owner of the mills and the New Jersey Department of Environmental Protection (“NJDEP”), which relate to compliance with the Industrial Site Recovery Act (“ISRA”) and its predecessor, the Environmental Cleanup and Responsibility Act. FiberMark’s predecessors entered into another ISRA ACO with NJDEP, which guarantees the obligations of the former owner, if that party defaults.

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

In April 2003 Georgia-Pacific Corporation (“Georgia-Pacific”), as a successor to the former owner of the Warren Glen and Hughesville mills, commenced an action against FiberMark in the United States District Court for the District of New Jersey. The complaint seeks declaratory relief, unspecified monetary damages and requests an order of specific performance, all in connection with alleged rights and obligations arising under a 1991 Asset Purchase Agreement (the “1991 Agreement”). The company responded to the complaint in May 2003. In October 2003, Georgia-Pacific amended its complaint to include similar claims allegedly arising from two additional agreements. In December 2003, the company filed an amended answer with counterclaims against Georgia-Pacific, based on the agreements at issue. The case relates to environmental assessment and remediation work required of Georgia-Pacific at two mill properties pursuant to state law and potential payments owed to the company under those various agreements.

In September 2004 Georgia-Pacific asked the Bankruptcy Court to lift the automatic stay in order to resume the previously disclosed New Jersey action (the "Motion"). The company opposed Georgia-Pacific's request. The company and Georgia-Pacific have since entered into a settlement agreement, which, among other things, resolves the Motion, settles certain claims of Georgia-Pacific against the company and establishes the terms by which the company will assume certain executory contracts between the company and Georgia-Pacific. Pursuant to the settlement agreement, Georgia-Pacific retains any setoff or recoupment rights, to the extent such rights exist, against and to the extent of certain potential claims the company may have against Georgia-Pacific. The Bankruptcy Court approved the settlement pursuant to an order entered in January 2005.

The Warren Glen facility’s wastewater treatment activities are regulated under surface water and groundwater discharge permits issued pursuant to the New Jersey Pollution Discharge Elimination System (“NJPDES”) program. Over the past five years, excursions above permit levels have been reported to NJDEP for certain constituents in connection with both permits. In November 2002 NJDEP issued a Notice of Violation to the company for failing to monitor its surface water discharge for ammonia. The facility’s groundwater discharge permit contains provisions calling for the installation of an additional monitoring well off-site and sampling of a local river. To the company’s present knowledge such activities were not performed. The company is researching the status of those requirements and will take appropriate action to address these issues, if necessary. The company is not aware of any related enforcement action contemplated by NJDEP in connection with these issues.

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

Fitchburg, Massachusetts

In December 2003, the City of Fitchburg (“City”) commenced an action against the company and one of its subsidiaries in Massachusetts Superior Court. The complaint seeks monetary damages and injunctive relief relating to a 1973 agreement between the City and a company predecessor for upgrades to a portion of the City’s wastewater treatment system and under an escrow agreement also relating to that upgrade. In January 2004 the company and its subsidiary responded to the complaint.

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

The New York State Department of Environmental Conservation (the “NYSDEC”) has listed a portion of our Lowville facility on its Hazardous Substance Waste Disposal Site Inventory. The listing is based on potential impacts associated with activities that occurred at this site before we acquired the facility. In 1997 testing on the listed portion revealed concentrations below applicable cleanup objectives, but also revealed the presence of contamination elsewhere at the facility above applicable cleanup objectives. In 1998 cleanup activities at the facility were completed to remediate likely sources of that contamination. The NYSDEC was informed that chemicals were present in groundwater in excess of applicable cleanup objectives and that the source of the contamination may originate offsite at a location other than the facility. The NYSDEC has not asked the company to perform additional cleanup activities. We cannot predict whether the NYSDEC will require us to take additional steps in the future, but we do not believe costs to perform such activities would have a material adverse effect on our financial position or results of operations.
In December 2002 a subsidiary of the company, then known as FiberMark DSI, Inc., (“DSI”) voluntarily disclosed to the U.S. Environmental Protection Agency (the “EPA”) that DSI may have violated certain federal air pollution control laws. DSI disclosed the possible violations after auditing its compliance with those legal requirements at the DSI facilities in Lowville, New York and Johnston, Rhode Island. The EPA has not informed us as to whether it plans to seek penalties for the possible violations. If the EPA decides to seek penalties based on the facts we disclosed, we do not believe the amount of the penalties would have a material adverse effect on our financial position or results of operations.

In December 2002 DSI also voluntarily disclosed to the NYSDEC of its possible violations of state air pollution control law based on what it found during the voluntary audit conducted at the Lowville facility. Based on the facts disclosed, the NYSDEC issued a notice of violation (“NOV”) to DSI in December 2002. We understand that at this time, the NYSDEC does not intend to seek a penalty in connection with the NOV.

We have demanded that the former owner of the Lowville and Johnston facilities indemnify us under the terms of the purchase agreement for the losses the company has incurred and may incur as a result of the disclosures to the EPA and the NYSDEC. The former owner has denied our claim, and we cannot predict whether our indemnification demand will succeed.

Asbestos

During 2004 several broad class action lawsuits regarding asbestos were initiated in several states, including Mississippi and Texas. These lawsuits have named or served us, both individually and as successor in interest to Latex Fiber Industries, Inc. and incorrectly as Specialty Paperboard f/k/a/Boise Cascade, as a defendant. At this time, the lists of plaintiffs and defendants are extensive and we do not believe there will be any liability to FiberMark in connection with these lawsuits. Substantially all of the lawsuits have been dismissed. Further, in accordance with the purchase and sale agreement, the former owner has agreed to indemnify us for certain asbestos-related claims. The former owner also has agreed to address the Texas litigation, based on the belief that the company was improperly named or served as a defendant, rather than pursuant to its contractual obligations to the company.

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

REVENUE RECOGNITION

Net Sales

The company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss, specifically when pervasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and the collectability of the sales price is reasonably assured. Freight costs of $7.1 million, $7.4 million, and $6.2 million for the years 2004, 2003, and 2002, respectively, were included as a reduction of sales. Certain other freight costs associated with customer shipments of $2.0 million, $1.7 million, and $1.6 million for the years 2004, 2003, and 2002, respectively, were included in selling, general and administrative expenses.

Gain on Disposal of Assets

During the year ended December 31, 2004, the company sold its Johnston, Rhode Island, facility and various assets at its West Springfield, Massachusetts, U.K. and German facilities. The net gain from these transactions was $0.7 million.

On December 31, 2002, the company agreed to sell most of its North American industrial filter media business as well as our German disposable nonwoven tablecloth business and certain equipment at our Reading, Pennsylvania, facility, to Ahlstrom Corp. We also purchased selected vacuum bag filter technology and certain equipment from Ahlstrom Corp. The net gain from these transactions was $3.0 million.

During the year ended December 31, 2002, the company also sold assets at various locations. The net loss from these transactions was $0.2 million.

CONCENTRATION RISK

In the U.S. and the U.K., approximately 75% of our hourly employees are union members. In Germany, all hourly and approximately 70% of the salaried employees are union eligible. The company’s union employees are covered under various collective bargaining agreements expiring through 2008. As union membership is voluntary and does not need to be disclosed per German law, the percentage of employees covered by the agreement that expires on April 30, 2005, at the three German facilities cannot be determined. Agreements at Bolton, England; Bavaria, Germany; Lahnstein, Germany; Reading, Pennsylvania and Brattleboro, Vermont expire in 2005 representing approximately 30% of all hourly employees in the company (excluding Germany).

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

RECLASSIFICATION

The company adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections on January 1, 2003. The Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The adoption resulted in a reclassification of $885,000 of restructuring expenses in 2002 from selling, general and administrative expenses to restructuring and facility closure expense.

Certain reclassifications have been made to prior years to conform to the current year presentation.

RESTRUCTURING AND FACILITY CLOSURES

The company adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003. The Statement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The adoption of SFAS 146 changed the timing of recognition of costs associated with restructuring and facility closures. There was no significant impact to the consolidated financial statements with the adoption of this Statement.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2004 the FASB issued an FSP on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”).  The Act was signed into law on December 8, 2003, and expanded Medicare to include prescription drugs.  We sponsor retiree medical programs and this legislation includes a federal subsidy for qualifying companies.  The FSP on SFAS 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP is effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

In November 2004 the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Furthermore, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect this Statement will have on the Company’s financial position, results of operations, and cash flows.

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization exchanges stock options or share-based payments for employee services. SFAS 123R will become effective for the Company on January 1, 2006. The Company is evaluating the effect this Statement will have on the Company’s financial position, results of operations, and cash flows.

In December 2004 the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 provides a tax deduction on qualified production activities up to 9% of the lesser of qualified production activities income, as defined in the Act, or taxable income after the deduction for the utilization of any net operating loss carryforwards. According to the statement, the deduction should be accounted for as a special deduction in accordance with Statement 109. This FSP will not have a material effect on the Company’s financial position, results of operations or cash flows in 2005 due to net operating loss carryforwards.

(3) Other Intangible Assets and Goodwill

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

As of December 31, 2004, the company had $9,167,000 of goodwill, which is all associated with foreign subsidiaries.

The following table reconciles our goodwill from the beginning of the year to the end of the year (in thousands):

	2004	2003
Balance at beginning of year	$8,602	$98,460

Adjust accrual for severance and benefits	-	(7)
Adjust property, plant and equipment values	-	1,101
Goodwill impairment charges	-	(92,261)
Effect of exchange rates	565	1,309

Balance at end of year	$9,167	$8,602

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of December 21, 2004 and 2003 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	2004	2003	2004	2003
Amortizable intangible assets:
Debt issuance costs	$2,380	$16,734	$1,561	$6,070
Acquired technology	846	846	84	42
Other	1,930	1,645	882	368
Total intangible assets	$5,156	$19,225	$2,527	$6,480

The total intangible amortization expense for the periods ended December 31, 2004, 2003, and 2002 was $2,234,000, $2,055,000, and $1,714,000, respectively. The estimated amortization expense for each of the next five years ending December 31, is as follows (in thousands):

2005	$1,052
2006	$232
2007	$211
2008	$144
2009	$116

In the fourth quarter of 2003, the company recorded amortization expense of $284,000 related to debt issuance costs, due to the exit of a former credit facility.

In connection with the chapter 11 filing, the company amended and restated the GE credit facility, originally initiated in November 2003, to exclude the North American borrowing base which has been included in a new DIP Facility entered into on April 1, 2004, also with GE. Deferred financing costs associated with the North American borrowing base on the original facility of $1,328,000 were written off and were reported as reorganization expenses in the first quarter of 2004. Also, in connection with the chapter 11 filing, the company wrote-off and recorded in reorganization expenses in the first quarter of 2004, $7,447,000 relating to the remaining balance of the deferred finance costs associated with the senior non-amortizing notes.

(4) Other Expense, Net

Other expense, net consists of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Amortization	$2,234	$2,055	$1,714
Early extinguishment of debt	-	615	-
Other	(761)	(561)	(250)
	$1,473	$2,109	$1,464

(5) Inventories

Inventories consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$20,745	$16,395
Work in process	25,048	21,092
Finished goods	18,949	16,834
Finished goods on consignment	4,653	3,432
Stores inventory	3,535	4,067
Operating supplies	720	1,623
Total inventories	$73,650	$63,443

(6) Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Land	$16,563	$15,727
Buildings and improvements	54,768	51,786
Machinery and equipment	265,167	245,156
Construction in progress	3,769	2,881
Gross property, plant and equipment	340,267	315,550
Less accumulated depreciation and amortization	(91,414)	(67,356)

Net property, plant and equipment	$248,853	$248,194

Depreciation expense was $18,690,000, $14,948,000 and $14,121,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Interest expense capitalized to property, plant and equipment for the years ended December 31, 2003 and 2002 was $575,000 and $560,000 respectively. No interest expense was capitalized for the year ended December 31, 2004.

In 2002 the company decided to reduce its previously estimated useful lives on certain of its asset categories and depreciation estimates were revised to reflect the use of the assets over their shortened useful lives. The changes in estimate resulted in additional depreciation of $1,203,000, which was included in depreciation expense in the fourth quarter of 2002.

In the fourth quarter of 2003, the North American segment recorded a charge of $1,386,000 to recognize the impairment of idle equipment.

In 2004 the company reduced certain previously estimated useful lives of its German asset categories. The change in estimate, which resulted in additional depreciation of $1,110,000, was recorded as depreciation expense in the fourth quarter of 2004.

(7) Debt

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The filing resulted in an immediate acceleration of $100.0 million in principal of the company's 9.375% senior non-amortizing notes and $230.0 million in principal of the 10.75% senior non-amortizing notes, subject to the automatic stay. Outstanding balances for the senior non-amortizing notes have been reclassified to liabilities subject to compromise. In accordance with the filing the company wrote-off and recorded in reorganization expenses $1.2 million of unamortized bond discounts associated with the senior non-amortizing notes.

The company’s long-term debt is summarized as follows at December 31, 2004 and 2003 (in thousands):

	2004	2003
Senior notes (1996 notes) - interest at 9.375%, interest payable semi-annually in arrears on April 15 and October 15, unsecured, due October 15, 2006	$100,000	$100,000

Senior notes (2001 notes) - face value $230.0 million, net of unamortized discount of $1.3 million as of December 31, 2003, interest at 10.75%, payable semi-annually in arrears on each April 15 and October 15, unsecured, due April 15, 2011	230,000	228,741

Term loan - interest rate ranges from 8.94% to 8.95%, secured by machinery at the Warren Glen, NJ, facility, interest and principal payable in monthly installments through the year 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.	6,602	8,980

Term loan - interest rate at LIBOR + 2%, secured by machinery at Quakertown, PA, facility, interest and principal payable in monthly installments through the year 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.	1,263	1,643

Capital lease - interest rate at 4.6%, secured by the building at the Lowville, NY, Facility, with a net book value of $5,282,000 at December 31, 2004, 24 monthly payments of $100,000 principal plus interest with a balloon payment of $2,040,000 due at maturity on January 31, 2005 (see note 8). The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.	2,140	3,340

Total debt	340,005	342,704
Less current portion	-	(3,955)
Long-term portion	$340,005	$338,749

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $340.0 million to liabilities subject to compromise at December 31, 2004.

The senior notes (1996 notes) are redeemable at the company’s option in whole or in part, at redemption prices ranging from 100% to 103.125% of face value.
The senior notes (2001 notes) are also redeemable at the company’s option in whole or in part, on or after April 15, 2006, at redemption prices ranging from 100% to 105.375% of face value.

The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2004, and thereafter are as follows (in thousands):

2005	$5,094
2006	103,189
2007	1,722
2008	-
2009	-
Thereafter	230,000
Total	$340,005

On December 31, 2003, the company had a 30-month, $85.0 million revolving credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance. The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey, facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the earnings before income taxes, depreciation, and amortization (“EBITDA”) of FiberMark’s German businesses up to a maximum of $40.0 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender. The outstanding balance on the DIP Facility at December 31, 2004 was $2.6 million. There was no outstanding balance on the amended and restated German Facility at December 31, 2004.

Advances under the credit facilities are repayable daily. The borrowing rates are determined at the company’s discretion based on the terms of the amended and restated credit facility and the DIP Facility, and are as follows:

DIP Facility
Borrowing Source	Base Rate Index/Type	Margin Over Index
U.S.	LIBOR	3.25%
U.S.	Prime Rate	1.75%
U.S.	Unused Line Fee	0.50%
U.S.	Agency Fee	$30,000 Flat Annual Fee

German Facility
Borrowing Source	Base Rate Index	Margin Over Index
Germany	Euribor	2.50%
Germany	Euro Index	4.00%
Germany	Unused Line Fee	0.50%
Germany	Agency Fee	$45,000 Flat Annual Fee

The DIP Facility and the amended and restated facility for our German operations both require the company to certify covenant compliance 45 days after a quarter end and submit year end audited financial statements within 90 days. The company was in violation of this requirement but has obtained a waiver of default from the lender.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. At December 31, 2004 and 2003, the company was in violation of this covenant but has obtained a complete waiver of default from the lender.

The foreign subsidiaries do not guarantee any of the senior notes (see note 22).

(8) Leases

DEFERRED GAIN AND SALE-LEASEBACK

In 2002 the company entered into a sale-leaseback agreement with Coated Paper LLC, an affiliate of VIP Structures, Inc. FiberMark sold Coated Paper assets representing the Lowville, New York, facility building and land for $598,000 resulting in a deferred gain of $222,000 and at the same time contracted with them to construct a new 88,000 square foot building expansion. Under the sale-leaseback agreement, FiberMark paid $1,105,000 representing 20% of the project cost in 2003, and is obligated to make 24 monthly payments of $100,000 plus interest on the outstanding principal, followed by a balloon payment of approximately $2,040,000 due in January 2005. The balloon payment date has been extended until the company emerges from its chapter 11 status, at which time FiberMark expects to resume ownership of the entire site after making the final principal payment.

OTHER LEASES

The company assumed obligations under operating leases for certain machinery, equipment and facilities with the acquisitions of Rexam DSI in April 2001, Steinbeis Gessner GmbH in January 1998, Papierfabrik Lahnstein GmbH in August 1999, and facilities purchased from Custom Papers Group (CPG) in October 1996.

Rental expense was $2,966,000, $4,212,000 and $2,655,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

As of December 31, 2004, obligations to make future minimum lease payments under these leases were as follows (in thousands):

Payments to be made in the years ending December 31:

2005	$2,268
2006	1,814
2007	731
2008	196
2009	73
Thereafter	150
$5,232

(9) Stockholders Equity (Deficit)

At December 31, 2004 and 2003, the company has 2,000,000 shares of preferred stock authorized with none issued.

In May 2002 the Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board declared a dividend of one right for each outstanding share of the company’s common stock to stockholders of record at the close of business on May 23, 2002. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock. The rights will continue to be represented by, and trade with, the company’s common stock certificates, unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the company’s common stock. The rights will expire on May 8, 2012, unless earlier redeemed or exchanged or terminated in accordance with the rights plan. However, these rights are expected to be cancelled and to have no value upon the company’s emergence from chapter 11.

(10) Income Taxes

Loss before income taxes and items classified by source of income (loss) was as follows (in thousands):

	2004	2003	2002
U.S.	$(42,032)	$(139,800)	$(63,936)
Foreign	25,418	28,805	23,374
Loss before income taxes	$(16,614)	$(110,995)	$(40,562)

The components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current
Federal	$-	$-	$(9,689)
State	-	100	256
Foreign	7,780	9,175	7,067
	7,780	9,275	(2,366)
Deferred
Federal and state	-	-	12,864
Foreign	1,203	(1,090)	2,934
	1,203	(1,090)	15,798

Income tax expense	$8,983	$8,185	$13,432

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands):

December 31, 2004	Deferred Tax Assets	Deferred Tax Liabilities
Accounts receivable	$452	$-
Inventory	1,934	-
Property, plant and equipment	-	52,203
Payroll related accruals	14,070	-
Intangible assets	3,619	-
Miscellaneous reserves	26	-
Facility closure	236	-
Net operating losses	53,060	-
State tax credits	2,165	-
Charitable contributions	622	-
Unremitted foreign earnings	-	23
Unrealized foreign exchange gains	-	10,459
Gross deferred taxes	76,184	62,685
Valuation allowance	(42,275)	-

Net deferred taxes	$33,909	$62,685

December 31, 2003	Deferred Tax Assets	Deferred Tax Liabilities
Accounts receivable	$646	$-
Inventory	767	-
Property, plant and equipment	-	43,750
Payroll related accruals	11,933	-
Intangible assets	5,290	-
Miscellaneous reserves	273	-
Facility closure	295	-
Net operating losses	48,407	-
Tax credits	3,129	-
Charitable contributions	622	-
Unremitted foreign earnings	-	1,330
Gross deferred taxes	71,362	45,080
Valuation allowance	(42,466)	-

Net deferred taxes	$28,896	$45,080

SFAS 109, Accounting for Income Taxes (SFAS 109), requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Temporary differences relating to certain assets and liabilities are expected to reverse in the allowable carryforward period for net operating losses. Based upon evidence currently available including recent losses in certain jurisdictions, the company has recorded a valuation allowance of $42,275,000 as of December 31, 2004. Furthermore, the company filed for chapter 11 on March 30, 2004, decreasing even further the likelihood that any of its U.S. operations deferred tax assets will be realized. As discussed in notes 1 and 23, upon consummation of a final plan of reorganization, the company may recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the company’s net operating loss carryforwards potentially could be eliminated. Other tax attributes, including prop-erty bases, could also be reduced. Any surviving capital loss or net operating loss carryforwards may be subject to limitations imposed under the ownership change rules in the Internal Revenue Code.

A reconciliation of income taxes from continuing operations at the U. S. statutory rate to the effective rate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
U.S. federal rate	(35.0)%	(35.0)%	(35.0)%
State taxes net of federal benefit	-	0.1	(2.4)
Foreign rate difference	8.0	0.9	4.5
Effect of German tax reform	-	1.0	-
Effect of German restructuring	(7.5)	(3.7)	-
Goodwill	-	23.8	34.3
Repatriation of foreign earnings	60.2	0.9	-
Nondeductible bankruptcy reorganization expense	22.5	-	-
Valuation allowance	5.8	19.3	28.8
Other	0.1	0.1	2.9
Effective tax rate	54.1%	7.4%	33.1%

German tax reform was enacted in December 2003 that imposes German income taxes on a small portion of any earnings that are repatriated from the company’s German subsidiaries. The effect of this change was to increase deferred foreign tax expense by $1,163,000 for 2003. In the fourth quarter of 2003 and during 2004 the company changed the legal entity structure of certain of its German subsidiaries. The effect of these changes was to decrease deferred foreign tax expense by $1,247,000 and $4,145,000 and in 2004 and 2003, respectively.

In 2004 the net deferred tax expense differs from the change in the net deferred tax assets or liabilities as a result of the tax effect of the German minimum pension liability of $666,000, less amounts relating to foreign currency translation of $12,055,000. In 2003 the net deferred tax expense differs from the change in the net deferred tax assets or liabilities as a result of the tax effect of the German minimum pension liability of $354,000, less amounts relating to foreign currency translations of $2,138,000.

At December 31, 2004, $119,626,000 of net operating loss carryforwards are available to offset future U.S. federal taxable income. Due to a change in tax law in 2002, net operating losses incurred for years ended in 2002 and 2001 were eligible to be carried back five years in 2003 and 2002. As a result net operating losses from December 31, 2001 of $27,385,000 were carried back in 2002 and net operating losses from December 31, 2002, of $7,613,000 were carried back in 2003. For state income tax purposes, $140,138,000 of net operating loss carryforwards may be available to offset future state taxable income at December 31, 2004. The federal and state net operating loss carryforwards begin to expire in 2021 through 2024 and 2006 through 2024, respectively.

(11)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The fair value of long-term debt is based upon the quoted market price of the senior notes and the carrying value for other long-term debt. This amounts to $254,005,000 (carrying value of $340,005,000) at December 31, 2004, and $243,725,000 (carrying value of $342,704,000) at December 31, 2003. Management has determined that the carrying values of its other financial assets and liabilities approximated fair value at December 31, 2004 and 2003. The fair market value will not necessarily reflect the ultimate value of the company’s debt, which will depend on the treatment of creditors provided under a final confirmed plan of reorganization. However, the Plan that was submitted to creditors, and any subsequent proposed plan, is expected to provide for reduced recoveries for general unsecured creditors, including holders of debt securities.

(12)  Acquisitions

On December 31, 2002, the company acquired selected vacuum bag filter technology and working capital from Ahlstrom Corp for a purchase price of $1.2 million. This transaction was consummated at the same time as the sale of technology discussed in note 2.

(13)  Facility Closures

We have recorded restructuring accruals in 2003 and 2002 in our North American operations segment related to plant consolidations and workforce reductions. For these workforce reductions, the termination date was within 60 days of the announcement of the restructuring plan.

Additionally, we have closed several facilities in our North American operations segment between 2001 and 2003, as part of our DSI consolidation plan, for which we have recorded asset impairment charges, severance accruals and accruals for other contractual obligations.

The following table reconciles our restructuring and facility closure accruals from the beginning of the year to the end of the year (in thousands):

	Balance at beginning of year	Expense (Reversal)	Payments	Balance at end of year

Year ended December 31, 2004	$1,475	$(358)	$(526)	$591

Year ended December 31, 2003	$1,725	$882	$(1,132)	$1,475

Year ended December 31, 2002	$3,925	$(19)	$(2,181)	$1,725

(14)  Retirement and Deferred Compensation Plans

The company has several defined contribution plans (salaried and hourly) and defined benefit retirement plans (hourly).

Multi-employer Plan

The hourly employees at the Lowville, New York, facility, which was part of the 2001 DSI acquisition, are covered by a multi-employer defined benefit plan. The company’s expense under this plan was $115,000, $110,000 and $60,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Defined Contribution Plans

There is a defined contribution plan which is a 401(k) ERISA and IRS-qualified plan in the U.S. covering substantially all employees that permits employee salary deferrals up to 16% of salary with the company matching 50% of the first 6%. Certain foreign subsidiary employees are eligible to participate in similar plans in those countries. Defined contribution plan expense for the company was $661,000, $733,000 and $1,013,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2004	2003
APBO at January 1	$47,410	$38,442
Service cost	1,568	1,089
Interest cost	2,782	2,555
Actuarial loss	2,841	3,689
Benefits paid	(2,269)	(2,250)
Foreign currency impact	1,967	3,885

APBO at December 31	$54,299	$47,410

The funded status at December 31 is (in thousands):

	2004	2003
Projected benefit obligation	$(54,299)	$(47,410)
Fair value of plan assets	16,107	14,811
Funded status	(38,192)	(32,599)
Unrecognized net transition obligation	-	1
Unrecognized prior service cost	831	931
Unrecognized net loss	12,702	9,592
Accrued pension cost before adjustment for minimum liability	(24,659)	(22,075)
Adjustment to recognize minimum liability	(13,533)	(10,525)
Accrued pension cost included in other long-term liabilities	$(38,192)	$(32,600)

Net periodic pension expense included the following components (in thousands):

	2004	2003	2002
Service cost	$1,465	$1,040	$783
Interest cost	2,631	2,422	2,135
Return on assets	(290)	(2,726)	2,247
Net amortization and deferral:
Unrecognized net transition obligation	1	3	3
Unrecognized prior service cost	100	100	83
Net asset gain (loss) deferred	(939)	1,758	(3,352)
Unrecognized loss	812	637	-
Recognized loss on curtailment	-	-	497
Net periodic pension expense	$3,780	$3,234	$2,396

The following table reconciles plan assets (in thousands):

	2004	2003
Fair value of plan assets at beginning of year	$14,811	$12,002
Return on plan assets	290	2,725
Employer contributions	3,275	2,334
Benefits paid	(2,269)	(2,250)
Fair value of plan assets at end of year	$16,107	$14,811

The intangible asset relating to the U.S. defined benefit plan for hourly employees was $831,000 at December 31, 2004 and $932,000 at December 31, 2003.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2004 and 2003 was 5.75% and 6.0%, respectively. The expected long-term rate of return on plan assets was 8.0% in 2004 and 2003.

The investment policy for assets of the plan is based on ERISA standards for prudent investing. We seek to maximize return while limiting risk. This is achieved through a balanced portfolio of equity, fixed income investments and cash equivalents. Within each class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 50% and 75% of the portfolio, with the remainder in fixed income investments and cash equivalents. Asset manager performance is reviewed at least every quarter and benchmarked against the appropriate blended index. Our target allocation for 2005 and actual plan asset allocation at December 31, 2004 and 2003 are as follows:

Category	First Quarter 2005 Target	December 31, 2004	December 31, 2003

Equities	70.0%	75.8%	72.5%
Fixed Income	30.0%	16.7%	21.5%
Cash	0.0%	7.5%	6.0%

We have examined the historic benchmarks for returns in each asset class in our portfolio, and based on the target asset mix we have developed a weighted average expected return for the portfolio as a whole, taking into consideration forecasts of long-term expected inflation rates.

The estimated employer contributions during fiscal year 2005 are $1,853,000. The estimated benefits paid for each of the next five years ending December 31, and thereafter is as follows (in thousands):

2005	$2,019
2006	$2,235
2007	$2,436
2008	$2,505
2009	$2,569
Thereafter	$15,369

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

Supplemental Executive Retirement Plan (SERP)

The plan is a defined benefit plan and shall be unfunded for tax purposes and for purposes of Title I of ERISA. Pension benefits are based upon final average compensation and years of service. Benefits earned are subject to cliff vesting after fifteen (15) years or more of service. To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. Under the SERP, there were no payments made to participants since the chapter 11 petition date of March 30, 2004. Amounts owed to plan participants as of the petition date have been treated as general unsecured claims in the bankruptcy process. Until a plan of reorganization is confirmed, the company cannot determine the final treatment of participants’ rights under the plan.

The following table sets forth the accumulated pension benefit obligation (APBO) (in thousands):

	2004	2003
APBO at January 1	$6,144	$5,245
Service cost	15	36
Interest cost	309	360
Actuarial loss	17	655
Benefits paid	(1,483)	(152)
Settlement and curtailment costs	762	-
APBO at December 31	$5,764	$6,144

The funded status at December 31 is (in thousands):

	2004	2003
Projected benefit obligation	$(5,764)	$(6,144)
Fair value of plan assets	2,808	3,667
Funded status	(2,956)	(2,477)
Unrecognized prior service cost	1,484	1,796
Unrecognized net loss	2,383	2,982
Prepaid pension cost before adjustment for minimum liability	911	2,301
Adjustment to recognize minimum liability	(3,867)	(4,588)
Accrued pension cost included in liabilities subject to compromise in 2004 and other long-term liabilities in 2003	$(2,956)	$(2,287)

Net periodic pension expense included the following components (in thousands):

	2004	2003	2002
Service cost	$15	$36	$101
Interest cost	309	360	338
Return on assets	(585)	(381)	1,142
Net amortization and deferral:
Unrecognized prior service cost	312	312	312
Unrecognized loss	213	310	98
Net asset gain (loss) deferred	402	236	(1,143)
Recognized loss on curtailment	762	-	-
Net periodic pension expense	$1,428	$873	$848

The following table reconciles plan assets (in thousands):

	2004	2003
Fair value of plan assets at beginning of year	$3,667	$2,075
Return on plan assets	585	381
Employer contributions	39	1,363
Benefits paid	(1,483)	(152)
Fair value of plan assets at end of year	$2,808	$3,667

The intangible asset relating to the Supplemental Executive Retirement Plan (SERP) was $ 1,484,000 at December 31, 2004 and $1,796,000 at December 31, 2003. In 2004 the company recorded settlement and curtailment costs of $762,000 related to the accumulated benefit costs for a participant who was terminated from the plan.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation at December 31, 2004 and 2003 was 5.75% and 6.0%. The expected long-term rate of return on plan assets was 7.0% in 2004 and 2003.

The estimated employer contributions during fiscal year 2005 is approximately $0.

The rights of participants in the SERP are unsecured claims in the company’s chapter 11 case and are expected to be treated as such unless otherwise provided for in a confirmed plan of reorganization or ordered by the Bankruptcy Court.

Deferred Compensation Plan

The company has a deferred compensation plan (DCP) that permits eligible participants to defer a specified portion of their compensation. The deferred compensation, together with certain company contributions, earns a guaranteed rate of return. As of December 31, 2004 and 2003, the company has accrued $749,000 and $860,000, respectively, for its obligation under the plan. In accordance with chapter 11, this liability was included as a liability subject to compromise in 2004 and included in other long-term liabilities in 2003. The company’s expense, which includes company contributions and interest expense, amounted to $57,000, $1,000 and $4,000 for the years ended December 31, 2004, 2003, and 2002, respectively. During 2002 the deferred compensation plan was amended to revise certain withdrawal penalties. Payments from the plan were $60,000, $1,211,000 and $3,201,000 in the years 2004, 2003 and 2002, respectively. Under the deferred compensation plan, there were no payments made to participants since the chapter 11 petition date of March 30, 2004. Amounts owed to plan participants as of the petition date have been treated as general unsecured claims in the bankruptcy process. Until a plan of reorganization is confirmed, the company cannot determine the final treatment of participants’ rights under the plan.

To assist in the funding of the plan, the company purchased corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the company upon the death of the participant. The cash surrender value of the policies, included in other long-term assets, was $749,000 and $860,000 as of December 31, 2004 and 2003, respectively.

The rights of participants in the DCP are unsecured claims in the company’s chapter 11 case and are expected to be treated as such unless otherwise provided for in a confirmed plan of reorganization or ordered by the Bankruptcy Court.

Key Employee Retention Plan and Key Employee Severance Plan

In August 2004 FiberMark received Court approval for its Key Employee Retention Plan and its Key Employee Severance Plan to incentivize selected U.S. employees to remain with the company through the chapter 11 process and ameliorate the likely effects of the chapter 11 filing on key employee turnover. The following summarizes main elements of these programs.

Under the Key Employee Retention Plan (KERP), certain eligible employees will or have received non-discretionary retention incentive payments based on a percentage of their salaries payable at certain milestone dates: 1) following KERP approval 2) on the Effective Date of the Plan and 3) 120 days after the Effective Date of the Plan. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. The company recorded as reorganization expenses approximately $2.4 million associated with this process in 2004. Also during the year, $1.1 million was disbursed in accordance with the retention plan. At December 31, 2004, the company had $1.3 million in accrued liabilities related to the KERP.

Under the Key Employee Severance Plan (KESP), certain eligible employees are entitled to receive severance benefits during the chapter 11 case. This program supersedes any other severance obligations that the company might otherwise owe to such employees. Severance benefits are based on a percentage of the participant’s annual salary, payable on a pro rata monthly basis. Severance benefits are available to participants who terminate their employment for “good reason” (as defined in the severance plan) or who are terminated by the Debtors for any reason, other than for “cause” (as defined in the severance plan). Eligibility is further conditioned upon a participant’s execution of a non-solicitation, non-compete, non-disclosure and non-disparagement agreement with the Debtors and their affiliates. The company estimates that the approximate maximum cost of the severance program is $4.1 million., although the actual cost will depend on the number of qualifying terminations.

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

The company provides certain health care and life insurance benefits upon retirement to a specific group of employees who formerly worked for DSI, which was acquired by the company in 2001. The salaried group of employees generally become eligible for retiree medical benefits after reaching age 62 and with 15 years of service or after reaching age 65. Salaried employees hired after January 1, 1993, are not eligible for coverage. Upon satisfying certain eligibility requirements approximately 40% of the hourly employees are eligible upon retirement to receive a medical benefit. One group of hourly employees continues their active coverage upon retirement with a required monthly contribution. They become eligible at age 55 with no service requirement. The other group of hourly employees generally becomes eligible for medical benefits after reaching age 60 with 10 years of service or age 65 with 5 years of service. The plan provides a subsidy for increased cost of living to a maximum cap times years of service.

The following table sets forth the accumulated post-retirement benefit obligation (APBO) (in thousands):

	2004	2003
APBO at January 1	$13,072	$11,159
Service cost	370	332
Interest cost	786	759
Plan amendment	(801)	36
Actuarial loss	1,226	1,265
Benefits paid	(524)	(479)
APBO at December 31	$14,129	$13,072

The funded status at December 31 is (in thousands):

	2004	2003
Funded status at December 31	$(14,129)	$(13,072)
Unamortized prior cost	(689)	43
Unrecognized net actuarial loss	4,627	3,609
Accrued post-retirement benefit cost included in other long-term liabilities	$(10,191)	$(9,420)

Net periodic post-retirement benefits cost included the following components (in thousands):

	2004	2003	2002
Service cost	$370	$332	$201
Interest cost on APBO	786	759	628
Prior service cost	(68)	6	3
Actuarial gain	207	120	10
Curtailment gain	-	-	(621)
Net periodic post-retirement benefits cost	$1,295	$1,217	$221

The estimated benefits paid for each of the next five years ending December 31, and thereafter is as follows (in thousands)

2005	$548
2006	$580
2007	$590
2008	$618
2009	$683
Thereafter	$4,025

The assumed health care cost trend rate used in measuring future benefit costs was 10%, gradually declining to 5% by 2010 and remaining at that level thereafter. A 1% increase in this annual trend rate would result in an accumulated post-retirement benefit obligation of $16,010,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense for the year ended December 31, 2004, of $1,481,000. Conversely, a 1% decrease in the annual trend rate would result in an accumulated post-retirement benefit obligation of $12,525,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit expense of $1,141,000 for the year ended December 31, 2004. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 5.75% and 6.0% as of December 31, 2004 and 2003, respectively. Due to facility closures at several locations a curtailment gain of $621,000 was recorded in 2002. During 2004 certain retiree contributions were adjusted from a fixed dollar contribution to a percentage of premium contribution. This plan amendment resulted in an accumulated benefit obligation reduction of $801,000 at December 31, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position (FSP) on SFAS No. 106-1, the company chose to defer recognition of the Act in 2003, and, accordingly, the post-retirement benefit obligations and net periodic post-retirement benefit cost did not reflect any potential impact of the legislation. In May 2004 the FASB issued an FSP on SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”), which requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses.  It also requires certain disclosures for sponsors of retiree medical programs. This FSP was effective in the first interim or annual period beginning after June 15, 2004. The accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy because the company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

(16) Accrued Liabilities

	2004	2003
Salaries and related benefits	$16,841	$12,754
Interest	45	7,126
Facility closure costs	-	740
Volume rebates	1,735	284
Professional fees	1,308	780
Other	1,340	329
	$21,269	$22,013

See note 23 for items included in liabilities subject to compromise in 2004 that were previously recorded in accrued liabilities in 2003.

(17) Supplemental Cash Flow Information

Non-cash investing and financing activities:

During 2004 the company decreased its intangible asset related to the hourly benefit pension plan in the amount of $100,000 and increased the related long-term liability of $3,009,000. The company decreased its intangible asset related to the SERP in the amount of $312,000 and decreased the related long-term liability in the amount of $721,000. The offset resulted in a minimum pension liability adjustment to equity of $2,034,000, net of tax benefit.

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

On December 31, 2002, the company sold certain assets including accounts receivable, inventory and equipment, having a net book value of $2,881,000 to Ahlstrom Corp. In addition, the company acquired certain other assets from Ahlstrom Corp. for $1,152,000 (see notes 2 and 12). Net proceeds of $3,396,000 were received during 2002 and an additional $1,330,000 was received in 2003. The company recorded a net gain of $2,997,000 in 2002 in connection with these transactions.

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

(18) Significant Business Concentrations

	2004	2003	2002
Customer Concentration
Total % sales from top 5 customers	20%	18%	16%

Foreign sales as % of total sales(a)	56%	53%	45%
Europe (excluding Germany)	26%	24%	19%
Germany	16%	17%	15%
Asia Pacific	12%	10%	9%
Other (including Latin America)	2%	2%	2%

(a) Excluding Canada

(19) Stock Option and Bonus Plans

FiberMark expects the stock-based plans described below to be cancelled, along with all stock, upon its emergence from chapter 11. Consequently, neither stock options nor stock are expected to have any value.

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

The following table sets forth the stock option transactions for the three years ended December 31, 2004:
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,084,520	$12.85
2002: Granted	75,000	6.10
Exercised	(162,768)	3.33
Forfeited	(57,151)	15.70
Outstanding, December 31, 2002	939,601	13.78
2003: Granted	100,000	3.42
Exercised	-	-
Forfeited	(72,550)	12.91
Outstanding, December 31, 2003	967,051	12.78
2004: Granted	-
Exercised	-
Forfeited	(198,900)	10.79
Outstanding, December 31, 2004	768,151	13.29

At December 31, 2004 and 2003, the number of options exercisable was 576,351 and 644,851 respectively, and the weighted average exercise price of those options was $14.03 and $14.06, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 1.33 to 7.83	146,600	6.7	$ 4.83	61,600	$5.98
9.00 to 0.88	143,150	4.0	9.71	111,350	9.57
13.38 to 13.75	260,901	3.7	13.58	260,901	13.58
19.44 to 25.63	217,500	3.0	21.00	142,500	21.82
	768,151	4.2	13.29	576,351	14.03

The Executive Bonus Plan provides for bonus payments of a percentage of base salary based upon the company’s achievement of certain levels of earnings per share. The Executive Bonus Plan utilizes a sliding scale so that the percentage of base salary paid as bonus compensation increases as the company’s earnings per share increase. The Executive Bonus Plan is designed to directly align the interests of the executive officers and the stockholders. The Executive Bonus Plan is subject to annual review by the Compensation Committee of the Board of Directors. No expense was recorded under the plan in 2004, 2003 or 2002.

(20) Unaudited Quarterly Summary Information

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2004, 2003, and 2002 (in thousands, except per share data).

2004 (6)	March 31(3) (4)	June 30(4) (5)	Sept 30(4) (5)	Dec 31(4) (5)
Net sales	$112,428	$111,011	$107,748	$106,883
Gross profit	21,244	18,221	14,459	9,400
Net income (loss)	(16,850)	590	(4,657)	(4,680)
Basic earnings (loss) per share	(2.38)	0.08	(0.66)	(0.66)
Diluted earnings (loss) per share	(2.38)	0.08	(0.66)	(0.66)

2003	March 31	June 30	Sept 30(2)	Dec 31(2)
Net sales	$105,314	$104,975	$93,777	$95,243
Gross profit	20,185	15,378	12,406	13,658
Net loss	(5,403)	(8,516)	(102,937)	(2,324)
Basic loss per share	(0.76)	(1.21)	(14.57)	(0.33)
Diluted loss per share	(0.76)	(1.21)	(14.57)	(0.33)

2002(1)	March 31	June 30	Sept 30	Dec 31
Net sales	$96,958	$105,506	$98,066	$97,485
Gross profit	18,363	24,030	20,435	10,125
Net income (loss)	394	2,556	1,143	(58,087)
Basic earnings (loss) per share	0.06	0.36	0.16	(8.22)
Diluted earnings (loss) per share	0.06	0.36	0.16	(8.22)

(1)  During the fourth quarter of 2002, we recorded a goodwill impairment charge of $42.9 million, before taxes. Additionally, quarterly reclassifications were made to consistently reflect reclassification of foreign exchange transactions as detailed in note 2 to the consolidated financial statements.

(2) During the third quarter of 2003, we recorded a goodwill impairment charge of $92.3 million, and in the fourth quarter of 2003 we recorded a fixed asset impairment charge of $1.4 million; both charges were before taxes. Also in the fourth quarter of 2003, we recorded a $4.0 million foreign exchange transaction gain related to the settlement of intercompany indebtedness between FiberMark, Inc. and our German operations.

(3) During the first quarter of 2004, in connection with the chapter 11 filing, the company wrote off and recorded in reorganization expenses, $7.4 million relating to the remaining balance on the deferred finance costs associated with the senior non-amortizing notes. Also deferred finance costs associated with the North American borrowing base on the original facility of $1.3 million were written off and recorded in reorganization expenses.

(4) During the first, second, third and fourth quarters of 2004, the cessation of interest expense accruals on the senior notes due to the chapter 11 filing lowered the expense by $0.1 million, $8.5 million, $8.5 million and $8.6 million, respectively. In addition, reorganization expense of $12.0 million, $2.0 million, $6.5 million and $4.6 million was recorded for each respective quarter.

(5) During the second and third quarters of 2004, reclassifications of $0.6 million and $0.9 million, respectively, were made to consistently reflect cost of sales transactions that were originally recorded in selling, general and administrative expense.

(6) The other comprehensive income (loss) reported previously in our interim financial statements for 2004 has been restated and presented in the following table to properly reflect the foreign currency effects of certain intercompany loans which were recorded in the fourth quarter of 2004 (in thousands):

	March 31, 2004	June 30, 2004	September 30, 2004
As reported	$(19,353)	$(472)	$(4,615)
As restated	$(17,622)	$169	$(6,036)

(21)  Segment Information

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

German operations produce and market technical specialties, which include filter media and base materials such as wallcovering, coated abrasives (sandpaper), tape substrates, and coating and printing substrates. This segment encompasses FiberMark Gessner and FiberMark Lahnstein.

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

(21) Segment Information (continued)

The following table categorizes net sales in each product family into the appropriate operating segment.

	(in thousands)
	Operating Segment
12 months ended December 31, 2004	German	North American
Net sales	Operations	Operations	Total
Product Family
Office Products	$-	$78,596	$78,596
Publishing and Packaging	-	96,847	96,847
Technical Specialties	210,259	52,368	262,627

	$210,259	$227,811	$438,070

12 months ended December 31, 2003	German	North American
Net sales	Operations	Operations	Total
Product Family
Office Products	$-	$75,540	$75,540
Publishing and Packaging	-	88,847	88,847
Technical Specialties	185,075	49,847	234,922

	$185,075	$214,234	$399,309

12 months ended December 31, 2002	German	North American
Net sales	Operations	Operations	Total
Product Family
Office Products	$-	$81,853	$81,853
Publishing and Packaging	-	98,850	98,850
Technical Specialties	153,914	63,398	217,312

	$153,914	$244,101	$398,015

(21) Segment Information (continued):

The following table details selected financial data by operating segment.

	(in thousands)
	Operating Segments
	North American	German
	Operations	Operations	Total

12 months ended December 31, 2004

Net sales	$227,811	$210,259	$438,070

Income (loss) from operations	$(4,673)	$25,067	$20,394

Depreciation and amortization	$12,602	$8,322	$20,924

Total assets	$218,166	$187,640	$405,806

12 months ended December 31, 2003

Net sales	$214,234	$185,075	$399,309

Income (loss) from operations	$(105,050)	$28,201	$(76,849)

Depreciation and amortization	$12,605	$4,398	$17,003

Total assets	$215,175	$184,532	$399,707

12 months ended December 31, 2002

Net sales	$244,101	$153,914	$398,015

Income (loss) from operations	$(28,798)	$24,736	$(4,062)

Depreciation and amortization	$12,272	$3,563	$15,835

Total assets	$344,273	$149,642	$493,915

(21) Segment Information (continued):

Information concerning principal geographic areas is as follows (in thousands):

Net sales(a)	2004	2003	2002

North America	$194,202	$188,578	$217,345
Europe (excluding Germany)	112,458	95,147	76,240
Germany	71,693	66,763	59,757
Pacific Rim	50,385	42,093	36,263
Other	9,332	6,728	8,410

Total	$438,070	$399,309	$398,015

(a) Revenues are attributed to regions
based on product shipment destination.

Property, plant and equipment, net	2004	2003	2002

North American operations	$140,193	$147,916	$149,814
German operations	108,660	100,278	75,692

Total	$248,853	$248,194	$225,506

Net assets (liabilities)	2004	2003	2002

North American operations	$(201,329)	$(181,239)	$(38,249)
German operations	99,453	112,387	74,478

Total	$(101,876)	$(68,852)	$36,229

(22) Consolidating Financial Statements

Below are consolidating statements of operations and statements of cash flows for FiberMark, Inc. for the three years ended
December 31, 2004, 2003 and 2002, and consolidating balance sheets as of December 31, 2004 and 2003 (in thousands):

CONSOLIDATING BALANCE SHEETS
	December 31, 2004
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash (overdraft)	$(239)	$1,433	$-	$1,194
Accounts receivable, net of allowances	22,804	38,312	-	61,116
Inventories	44,517	29,133	-	73,650
Prepaid expenses	3,930	409	-	4,339
Intercompany accounts receivables	-	226	(226)	-

Total current assets	71,012	69,513	(226)	140,299

Property, plant and equipment, net	140,193	108,660	-	248,853
Goodwill, net	2,542	6,625	-	9,167
Investment in subsidiaries	99,453	-	(99,453)	-
Other intangible assets, net	1,581	1,048	-	2,629
Other long-term assets	3,064	1,794	-	4,858
Total assets	$317,845	$187,640	$(99,679)	$405,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,628	$-	$-	$2,628
Accounts payable	8,048	16,241	(226)	24,063
Accrued liabilities	13,112	8,157	-	21,269
Accrued income taxes payable	761	14,697	-	15,458
Deferred income taxes	-	279	-	279

Total current liabilities	24,549	39,374	(226)	63,697

Long-term liabilities:
Deferred income taxes	10,564	17,933	-	28,497
Other long-term liabilities	17,908	30,880	-	48,788

Total long-term liabilities	28,472	48,813	-	77,285

Liabilities subject to compromise	366,700	-	-	366,700

Total Liabilities	419,721	88,187	(226)	507,682

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(174,708)	78,318	(78,318)	(174,708)
Accumulated other comprehensive income	7,364	17,311	(17,311)	7,364
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(101,876)	99,453	(99,453)	(101,876)
Total liabilities and stockholders’ equity (deficit)	$317,845	$187,640	$(99,679)	$405,806

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$227,811	$210,259	$-	$438,070

Cost of sales	201,661	173,085	-	374,746

Gross profit	26,150	37,174	-	63,324

Selling, general and administrative expenses	32,657	11,249	71	43,977
Restructuring and facility closure reversal	(358)	-	-	(358)
(Gain) loss on disposal of assets	(1,476)	858	(71)	(689)

Income (loss) from operations	(4,673)	25,067	-	20,394

Foreign exchange transaction (gain) loss	3	(289)	-	(286)
Other (income) expense, net	1,758	(285)	-	1,473
Equity in subsidiary income	(16,099)	-	16,099	-
Interest expense, net (excluding post-petition contractual interest of $25,666)	9,857	914	-	10,771
Reorganization expense	25,050	-	-	25,050

Income (loss) before income taxes	(25,242)	24,727	(16,099)	(16,614)

Income tax expense	355	8,628	-	8,983

Net income (loss)	$(25,597)	$16,099	$(16,099)	$(25,597)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(25,597)	$16,099	$(16,099)	$(25,597)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,602	8,322	-	20,924
Amortization of bond discount	42	-	-	42
(Gain) loss on disposal of assets	(1,476)	858	(71)	(689)
Equity in subsidiary income	(16,099)	-	16,099	-
Deferred taxes	22	773	-	795
Reorganization expense	25,050	-	-	25,050
Net cash used for reorganization items	(12,989)	-	-	(12,989)
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(3,247)	-	(4,498)
Inventories	(5,451)	(2,569)	-	(8,020)
Prepaid expenses	(2,433)	(199)	-	(2,632)
Other long-term assets	524	(43)	-	481
Accounts payable	3,402	2,367	-	5,769
Accrued other current liabilities	13,186	827	-	14,013
Accrued income taxes payable	(171)	1,806	-	1,635
Other long-term liabilities	(3,325)	1,984	-	(1,341)
Intercompany accounts, net	195	(195)	-	-

Net cash provided by (used in) operating activities	(13,769)	26,783	(71)	12,943

Cash flows from investing activities:
Additions to property, plant and equipment	(4,134)	(8,889)	746	(12,277)
Increase in other intangible assets	-	(16)	-	(16)
Proceeds from sale of assets	2,595	23	(675)	1,943

Net cash used in investing activities	(1,539)	(8,882)	71	(10,350)

Cash flows from financing activities:
Net repayments under revolving credit line	(125)	(3,049)	-	(3,174)
Repayment of debt	(3,958)	-	-	(3,958)
Net borrowings (repayments) under intercompany notes	7,860	(8,536)	676	-
Dividend from subsidiary	12,051	(12,338)	287	-
Debt issuance costs	(773)	-	-	(773)
Debt issuance costs due to reorganization	(75)	-	-	(75)

Net cash provided by (used in) financing activities	14,980	(23,923)	963	(7,980)

Effect of exchange rate changes on cash	1,075	358	(963)	470

Net increase (decrease) in cash	747	(5,664)	-	(4,917)

Cash (overdraft) at beginning of year	(986)	7,097	-	6,111

Cash (overdraft) at end of year	$(239)	$1,433	$-	$1,194

CONSOLIDATING BALANCE SHEETS

	December 31, 2003
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash (overdraft)	$(986)	$7,097	$-	$6,111
Accounts receivable, net of allowances	21,553	32,200	(1)	53,752
Inventories	39,066	24,377	-	63,443
Prepaid expenses	1,497	174	-	1,671

Total current assets	61,130	63,848	(1)	124,977

Property, plant and equipment, net	147,916	100,278	-	248,194
Goodwill, net	2,454	6,148	-	8,602
Intercompany note receivable	-	11,209	(11,209)	-
Investment in subsidiaries	109,779	20	(109,799)	-
Other intangible assets, net	11,317	1,428	-	12,745
Other long-term assets	3,588	1,601	-	5,189

Total assets	$336,184	$184,532	$(121,009)	$399,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,753	$3,153	$-	$5,906
Current portion of long-term debt	3,955	-	-	3,955
Accounts payable	10,551	12,620	(3)	23,168
Accrued liabilities	14,747	7,266	-	22,013
Accrued income taxes payable	932	8,998	-	9,930
Deferred income taxes	-	656	-	656

Total current liabilities	32,938	32,693	(3)	65,628

Long-term liabilities:
Long-term debt, less current portion	338,749	-	-	338,749
Intercompany notes payable	10,361	(1,742)	(8,619)	-
Deferred income taxes	83	15,445	-	15,528
Other long-term liabilities	22,905	25,749	-	48,654

Total long-term liabilities	372,098	39,452	(8,619)	402,931

Total liabilities	405,036	72,145	(8,622)	468,559

Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	35,026	(35,026)	65,496
Accumulated earnings (deficit)	(149,111)	62,219	(62,219)	(149,111)
Accumulated other comprehensive income	14,791	15,109	(15,109)	14,791
Less treasury stock	(35)	-	-	(35)

Total stockholders' equity (deficit)	(68,852)	112,387	(112,387)	(68,852)

Total liabilities and stockholders' equity (deficit)	$336,184	$184,532	$(121,009)	$399,707

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$214,234	$185,075	$-	$399,309

Cost of sales	192,206	145,476	-	337,682

Gross profit	22,028	39,599	-	61,627

Selling, general and administrative expenses	32,549	11,398	-	43,947
Restructuring and facility closure expense	882	-	-	882
Asset impairment charges	93,647	-	-	93,647

Income (loss) from operations	(105,050)	28,201	-	(76,849)

Foreign exchange transaction (gain) loss	(3,990)	881	-	(3,109)
Other (income) expense, net	2,681	(572)	-	2,109
Equity in subsidiary income	(20,055)	-	20,055	-
Interest expense, net	35,011	135	-	35,146

Income (loss) before income taxes	(118,697)	27,757	(20,055)	(110,995)

Income tax expense	483	7,702	-	8,185

Net income (loss)	$(119,180)	$20,055	$(20,055)	$(119,180)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:	$(119,180)	$20,055	$(20,055)	$(119,180)
Net income (loss)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,605	4,398	-	17,003
Amortization of bond discount	173	-	-	173
Amortization of deferred gain	(222)	-	-	(222)
Equity in subsidiary income	(20,055)	-	20,055	-
Asset impairment charges	93,647	-	-	93,647
Foreign exchange transaction gain	3,990	-	(3,990)	-
Deferred taxes	27	(2,178)	-	(2,151)
Changes in operating assets and liabilities:
Accounts receivable	4,152	(2,939)	-	1,213
Inventories	7,164	(2,081)	-	5,083
Prepaid expenses	(314)	282	-	(32)
Other long-term assets	-	(16)	-	(16)
Accounts payable	(5,562)	(986)	-	(6,548)
Accrued other current liabilities	(3,163)	1,599	-	(1,564)
Intercompany accounts, net	13,676	4	(13,680)	-
Other long-term liabilities	747	902	-	1,649
Accrued income taxes payable	4,430	(364)	-	4,066

Net cash provided by (used in) operating activities	(7,885)	18,676	(17,670)	(6,879)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,210)	(12,620)	-	(23,830)
Increase in other intangible assets	-	(229)	-	(229)

Net cash used in investing activities	(11,210)	(12,849)	-	(24,059)

Cash flows from financing activities:
Proceeds from issuance of bank debt	5,595	-	-	5,595
Net borrowings under revolving credit line	2,753	2,805	-	5,558
Repayment of debt	(7,325)	-	-	(7,325)
Net borrowings (repayments) under intercompany notes	10,361	(27,783)	17,422	-
Capital reserve	-	(66)	66	-
Debt issuance costs	(2,861)	-	-	(2,861)

Net cash provided by (used in) financing activities	8,523	(25,044)	17,488	967

Effect of exchange rate changes on cash	(2,949)	3,282	182	515

Net decrease in cash	(13,521)	(15,935)	-	(29,456)

Cash at beginning of year	12,535	23,032	-	35,567

Cash (overdraft) at end of year	$(986)	$7,097	$-	$6,111

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year ended December 31, 2002
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$244,101	$153,914	$-	$398,015

Cost of sales	203,743	121,319	-	325,062

Gross profit	40,358	32,595	-	72,953

Selling, general and administrative expenses	28,616	8,357	-	36,973
Restructuring and facility closure reversal	(70)	-	-	(70)
Gain on disposal of assets	(2,268)	(498)	-	(2,766)
Asset impairment charges	42,878	-	-	42,878

Income (loss) from operations	(28,798)	24,736	-	(4,062)

Foreign exchange transaction loss	-	446	-	446
Other (income) expense, net	1,547	(83)	-	1,464
Equity in subsidiary income	(13,067)	-	13,067	-
Interest expense, net	33,130	1,460	-	34,590

Income (loss) before income taxes	(50,408)	22,913	(13,067)	(40,562)

Income tax expense	3,586	9,846	-	13,432

Net income (loss)	$(53,994)	$13,067	$(13,067)	$(53,994)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(53,994)	$13,067	$(13,067)	$(53,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,272	3,563	-	15,835
Amortization of bond discount	173	-	-	173
Equity in subsidiary income	(13,067)	-	13,067	-
Gain on disposal of assets	(2,766)	-	-	(2,766)
Goodwill impairment charges	42,878	-	-	42,878
Deferred taxes	12,887	2,420	-	15,307
Changes in operating assets and liabilities:
Accounts receivable	1,826	(850)	-	976
Inventories	882	1,169	-	2,051
Prepaid expenses	224	-	-	224
Other long-term assets	501	(230)	-	271.
Accounts payable	(1,367)	(63)	-	(1,430)
Accrued other current liabilities	(6,492)	(28)	-	(6,520)
Intercompany accounts, net	20,805	(563)	(20,242)	-
Other long-term liabilities	300	685	-	985
Accrued income taxes payable	(1,249)	4,264	-	3,015

Net cash provided by (used in) operating activities	13,813	23,434	(20,242)	17,005

Cash flows from investing activities:
Additions to property, plant and equipment	(11,921)	(4,115)	-	(16,036)
Investment in subsidiary	-	(12)	12	-
Proceeds from sale of assets	3,993	-	-	3,993
Increase in other intangible assets	-	(210)	-	(210)

Net cash provided by (used in) investing activities	(7,928)	(4,337)	12	(12,253)

Cash flows from financing activities:
Proceeds from issuance of bank debt	1,938	-	-	1,938
Net proceeds from exercise of stock options	542	-	-	542
Net borrowings under revolving credit line	2,365	-	-	2,365
Repayment of debt	(2,082)	-	-	(2,082)
Net repayments under intercompany notes	-	(19,589)	19,589	-
Capital reserve	-	(25)	25	-
Debt issuance costs	(227)	-	-	(227)

Net cash provided by (used in) financing activities	2,536	(19,614)	19,614	2,536

Effect of exchange rate changes on cash	762	3,635	616	5,013

Net increase in cash	9,183	3,118	-	12,301

Cash at beginning of year	3,352	19,914	-	23,266

Cash at end of year	$12,535	$23,032	$-	$35,567

(23) Voluntary Reorganization Under Chapter 11

Voluntary Bankruptcy Filing

On March 22, 2005, FiberMark, Inc. and its two wholly-owned U.S. subsidiaries FiberMark North America, Inc., and FiberMark International Holdings LLC (collectively, the “Debtors“), withdrew the Plan of Reorganization dated December 17, 2004, on file in the chapter 11 case it had commenced on March 30, 2004. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. Although the Plan was unanimously supported by the Creditors Committee, these three bondholder members of the Committee subsequently voted against the Plan due to these intercreditor disagreements. As a result, the company could not proceed with confirmation of the Plan. Also on March 22, 2005, the company filed motions with the U.S. Bankruptcy Court, District of Vermont (“the Court”), to resolve certain issues and to reinstate the exclusivity period so the company can formulate a new Plan of Reorganization that it believes will be confirmed. See note 1 for further information.

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

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization expense in the consolidated statement of operations and condensed combined statement of operations as of December 31, 2004, consist of (in thousands):

Year Ended December 31, 2004
Professional fees	$11,866
Employee retention costs	2,431
Write-off of unamortized bond discount	1,217
Write-off of deferred finance costs	8,775
Rejection of contractual obligations	761
Reorganization expense	$25,050

Plan of Reorganization

In order to exit chapter 11 successfully, the Debtors will need to obtain confirmation of a final plan of reorganization by the Bankruptcy Court that satisfies the requirements of the Bankruptcy Code. The chapter 11 case was commenced in order to implement a comprehensive financial restructuring of the company’s U.S. operations, including current liabilities, the senior notes, and common equity securities. At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, the treatment of creditors and equity holders of the respective Debtors under any plan of reorganization finally confirmed, or when it may be possible for the Debtors to emerge from chapter 11. Although until a plan is approved there is uncertainty as to the treatment of creditors and equity holders, the Plan that was submitted to creditors, and any subsequent proposed plan is expected to provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. See note 1 for further information.

Debtor Financial Information

The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the company, which are eliminated in the consolidated financial statements.

Condensed Combined Statement of Operations (in thousands):

Year Ended December 31, 2004
Net sales	$213,152

Cost of sales	190,138

Gross profit	23,014

Selling, general and administrative expenses	30,623
Restructuring and facility closure reversal	(358)
Gain on disposal of assets	(1,427)

Loss from operations	(5,824)

Foreign exchange transaction (gain) loss	3
Other expense, net	1,643
Equity in income from subsidiaries	(16,435)
Interest expense, net	9,512
Reorganization expense	25,050

Loss before income taxes	(25,597)

Income tax expense	-

Net loss	$(25,597)

Condensed Combined Balance Sheet (in thousands):

ASSETS	December 31, 2004
Current assets:
Cash	$ -
Accounts receivable, net of allowances	19,618
Inventories	41,946
Prepaid expenses	3,733

Total current assets	65,297

Property, plant and equipment, net	138,115
Intercompany notes receivable	3,583
Investment in subsidiaries	107,151
Other long-term assets	4,645

Total assets	$318,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$2,628
Current portion of long-term debt	-
Accounts payable	10,047
Accrued liabilities	12,608
Accrued income taxes payable	323

Total current liabilities not subject to compromise	25,606

Long-term liabilities:
Long-term debt	-
Other long-term liabilities	28,361

Total long-term liabilities not subject to compromise	28,361

Liabilities subject to compromise	366,700

Total liabilities	420,667

Stockholders’ deficit	(101,876)

Total liabilities and stockholders’ deficit	$318,791

Condensed Combined Statement of Cash Flows (in thousands):

Year Ended December 31, 2004
Net cash used in operating activities	$(1,601)
Net cash used for reorganization items	(12,989)
Net cash used in investing activities	(1,403)
Net cash provided by financing activities	14,980
Effect of exchange rates on cash	1,013
Increase in cash and cash equivalents	-

Cash at beginning of period	-

Cash at end of period	$-

Liabilities subject to compromise in the consolidated balance sheet and the condensed combined balance sheet consist of the following items as of December 31, 2004, (in thousands):

Accounts payable	$6,861
Accrued interest payable (formerly included in accrued liabilities)	16,129
Long-term debt	340,005
Other long-term liabilities	3,705
Liabilities subject to compromise	$366,700

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of 2004 was $25,666,000.

FiberMark, Inc.
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period

Year ended December 31, 2004, allowances for possible losses on accounts receivable	$2,952	$384	$1,993	$1,343

Year ended December 31, 2003, allowances for possible losses on accounts receivable	$1,776	$1,519	$343	$2,952

Year ended December 31, 2002, allowances for possible losses on accounts receivable	$1,423	$566	$213	$1,776

See accompanying independent auditor’s report.

Item 15 (a) (3) Exhibits

Number	Description
2.1(10)	Share Purchase Agreement dated as of November 26, 1997, among Steinbeis Holding GmbH (“Steinbeis”), Zetaphoenicis Beteiligungs GmbH and Thetaphoenicis Beteiligungs GmbH
2.2(10)	Acquisition Agreement dated September 15, 1999, by and between SIHL Beteiligungsgesellschaft GmbH and FiberMark GmbH and FiberMark Beteiligungs GmbH
2.3(14)	Purchase Agreement, dated March 6, 2001, by and among FiberMark, Inc., Rexam PLC, Mitek R-1 Holding Company and Rexam CFP Limited
3.1(1)	Restated Certificate of Incorporation of the company as amended through March 25, 1997
3.2(10)	Certificate of Ownership and Merger of FiberMark, Inc. with and into Specialty Paperboard, Inc. filed with the Secretary of State of Delaware on March 26, 1997
3.3(1)	Restated By-laws
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(1)	Specimen stock certificate
4.3(9)	Indenture dated as of October 15, 1996 (the “ 1996 Indenture”) among the company, CPG Co., Specialty Paperboard/Endura, Inc. (“Endura”) and the Wilmington Trust Company (“Wilmington”)
4.4(9)	Specimen Certificate of 9 3/8% Series B Senior Note due 2006 (included in Exhibit 4.3 hereof)
4.5(9)	Form of Guarantee of Senior Notes issued pursuant to the Indenture (included in Exhibit 4.3 hereof)
4.6(15)	First Supplemental Indenture to 1996 Indenture dated April 18, 2001, among FiberMark, the Guarantors and Wilmington Trust Company
4.7(15)	Indenture dated as of April 18, 2001, (the “2001 Indenture”) among FiberMark, the Guarantors and Wilmington Trust Company.
4.8(15)	Specimen Certificate of 10 ¾% Series A Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.9(15)	Specimen Certificate of 10 ¾% Series B Senior Note due 2011 (included in Exhibit 4.7 hereof).
4.10(15)	Form of Guarantee of Senior Notes issues pursuant to the 2001 Indenture (included in Exhibit 4.7 hereof).
4.11(15)	Registration Rights Agreement dated as of April 18, 2001, among FiberMark, the Guarantors, UBS Warburg and RBD Dominion Securities.
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
10.42 (18)
Fourth Amended and Restated Financing Agreement and Guarantee dated January 31, 2002, among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc.; and the CIT Group/Business Credit, Inc., and the CIT Group/Equipment Financing, Inc.

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

10.45
First Amendment to Financing Agreement dated April 8, 2002, among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.46
Second Amendment to Financing Agreement dated October 31, 2002, among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.47
Third Amendment to Financing Agreement dated December 27, 2002, among FiberMark, Inc.; FiberMark Durable Specialties, Inc.; FiberMark Filter and Technical Products, Inc.; FiberMark Office Products, LLC; and FiberMark DSI, Inc., and the CIT Group/Business Credit, Inc.

10.48	Lease agreement dated May 30, 2002, between Group Three Properties, Inc. and FiberMark DSI, Inc.
10.49 (19)
Credit Agreement dated November 12, 2003 among FiberMark North America, Inc., FiberMark Lahnstein GmbH & Co. OHG, FiberMark Gessner GmbH & Co. OHG, FiberMark, Inc., and FiberMark Services GmbH & Co. KG, among GE Commercial Finance, Bayerische Hypo- und Vereinsbank AG and BECC Capital Markets Group, Inc.

10.50 (20)	Amended and Restated Credit Agreement dated April 2, 2004
10.51 (20)	Debtor in Possession Credit Agreement dated April 2, 2004
21	List of FiberMark subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibits

(1)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-1 (No. 33-47954), as amended, which became effective March 10, 1993.

(2)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

(3)	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(4)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1993 (No. 0-20231).

(5)	Incorporated by reference to exhibits filed with the company’s report on Form 10-Q for the quarter ended March 31, 1994, filed May 14, 1994.

(6)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed July 14, 1994.

(7)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-8 filed, July 18, 1994.

(8)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1994 (No. 0-20231).

(9)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1996, filed April 1, 1997.

(10)	Previously filed.

(11)	Incorporated by reference to exhibits filed with the company’s Registration Statement on Form S-3, filed December 15, 1997.

(12)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(13)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(14)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K filed March 26, 2001.

(15)	Incorporated by reference to exhibits filed with the company’s Form S-4 Registration Statement filed July 13, 2001.

(16)	Incorporated by reference to exhibits filed with the company’s report on Form 10-K for the year ended December 31, 2000, filed February 23, 2001.

(17)	Incorporated by reference with the company’s Registration Statement on Form 8-K, which became effective May 13, 2002.

(18)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended March 31, 2002, filed May 15, 2002.

(19)	Incorporated by reference to exhibits filed with the company’s report on Form 10Q for the quarter ended September 30, 2003, filed November 14, 2003.

(20)	Incorporated by reference to exhibits filed with the company’s report on Form 8-K, filed April 6, 2004

 FiberMark, Inc.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brattleboro, County of Windham, State of Vermont, on the 4h day of May 2005.

FiberMark, Inc.

Dated: May 4, 2005	By:	/s/ ALEX KWADER
Alex Kwader
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Kwader and John E. Hanley, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. This Form 10-K/A may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Alex Kwader	Chairman of the Board andChief Executive Officer
Alex Kwader		May 4, 2005

/S/ Duncan Middleton	President and Director
Duncan Middleton		May 4, 2005

/S/ Brian C. Kerester	Director
Brian C. Kerester		May 4, 2005

/S/ Glenn S. McKenzie	Director
Glenn S. McKenzie		May 4, 2005

/S/ Elmar B. Schulte	Director
Elmar B. Schulte		May 4, 2005

/S/ Edward P. Swain, Jr.	Director
Edward P. Swain, Jr.		May 4, 2005

/S/ John E. Hanley	Vice President and
John E. Hanley	Chief Financial Officer	May 4, 2005

EXHIBIT 23.1

Consent of Independent Auditors

The Board of Directors

FiberMark, Inc.:

We consent to the incorporation by reference in the registration statement (Nos. 33-81702) on Form S-8 of FiberMark, Inc. of our report dated April 28, 2005, relating to the consolidated balance sheets of FiberMark, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and the related consolidated financial statement schedule, which report appears in the December 31, 2004 annual report on Form 10-K, as amended by Form 10-K/A, of FiberMark, Inc.

Our report dated April 28, 2005, contains an explanatory paragraph that states that on March 30, 2004, FiberMark, Inc. and its North American subsidiary companies filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process, the Company’s recurring losses from operations and accumulated indebtedness raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of that uncertainty.

Our report also refers to the Company’s adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003.

/s/ KPMG LLP

Boston, Massachusetts
May 4, 2005

Exhibit 31.1

CERTIFICATIONS

 I, Alex Kwader, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended by Form10-K/A, of FiberMark, Inc.;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

FiberMark, Inc.

Dated: May 4, 2005	By:	/s/ ALEX KWADER
Alex Kwader
Chairman of the Board and Chief Executive Officer

Exhibit 31.2

I, John E. Hanley, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended by Form10-K/A, of FiberMark, Inc.;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

FiberMark, Inc.

Dated: May 4, 2005	By:	/s/ JOHN E. HANLEY
John Hanley
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form10-K, as amended by Form 10-K/A, of FiberMark, Inc. (the “company”) for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Alex Kwader and John E. Hanley, the Chief Executive Officer and Chief Financial Officer, respectively, of the company, hereby certify, pursuant to 18 U.S.C. Section 1350, that:

(1.)	The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

(2.)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

FiberMark, Inc.

Dated: May 4, 2005	By:	/s/ ALEX KWADER

Chairman of the Board and Chief Executive Officer

FiberMark, Inc.

Dated: May 4, 2005	By:	/s/ JOHN E. HANLEY

Vice President and Chief Financial Officer