Form 10-Q
period 2005-03-31
FIBERMARK INC
filed 2005-05-23
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

Commission File Number: 0-20231

FiberMark, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0429330 (I.R.S. EmployerIdentification No.)

161 Wellington Road, P.O. Box 498, Brattleboro, VT 05302
(Address of principal executive offices and zip code)

802-257-0365
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                       Yes ☐  No ☑

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of March 31, 2005.

FIBERMARK, INC.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended March 31, 2005 and 2004 (In thousands, except per share amounts) Unaudited
	2005	2004

Net sales	$114,797	$112,428

Cost of sales	94,989	91,184

Gross profit	19,808	21,244

Selling, general and administrative expenses	11,321	12,088

Income from operations	8,487	9,156

Foreign exchange transaction (gain) loss	262	(227)
Other expense, net	320	736
Interest expense, net (excluding post-petition contractual interest of $8,525 and $92 in 2005 and 2004, respectively)	585	8,948
Reorganization expense	5,502	11,985

Income (loss) before income taxes	1,818	(12,286)

Income tax expense	4,144	4,564

Net loss	$(2,326)	$(16,850)

Basic loss per share	$(0.33)	$(2.38)

Diluted loss per share	$(0.33)	$(2.38)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$2,938	$1,194
Accounts receivable, net of allowances	66,885	61,116
Inventories	74,961	73,650
Prepaid expenses	4,502	4,339

Total current assets	149,286	140,299

Property, plant and equipment, net	241,461	248,853
Goodwill	8,845	9,167
Other intangible assets, net	2,139	2,629
Other long-term assets	4,778	4,858

Total assets	$406,509	$405,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$12,588	$2,628
Accounts payable	18,865	24,063
Accrued liabilities	24,175	21,269
Accrued income taxes payable	17,399	15,458
Deferred income taxes	266	279

Total current liabilities not subject to compromise	73,293	63,697

Long-term liabilities:
Deferred income taxes	24,384	28,497
Other long-term liabilities	48,327	48,788

Total long-term liabilities not subject to compromise	72,711	77,285

Liabilities subject to compromise	365,909	366,700

Total liabilities	511,913	507,682

Stockholders’ deficit:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding in 2005 and 2004	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(177,034)	(174,708)
Accumulated other comprehensive income	6,162	7,364
Less treasury stock, 3,800 shares at cost in 2005 and 2004	(35)	(35)

Total stockholders’ deficit	(105,404)	(101,876)

Total liabilities and stockholders’ deficit	$406,509	$405,806

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004 (In thousands) Unaudited
	2005	2004

Cash flows from operating activities:
Net loss	$(2,326)	$(16,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,679	4,663
Amortization of bond discount	-	43
Loss on disposal of assets	75	-
Deferred income taxes	(2)	3
Reorganization expense	5,502	11,985
Net cash used for reorganization items	(3,133)	(1,993)
Changes in operating assets and liabilities:
Accounts receivable	(7,519)	(9,028)
Inventories	(2,583)	(3,293)
Prepaid expenses	(181)	(777)
Other long-term assets	1	156
Accounts payable	(5,539)	1,423
Accrued liabilities	1,841	10,439
Accrued income taxes payable	2,611	(3,964)
Other long-term liabilities	1,268	25

Net cash used in operating activities	(5,306)	(7,168)

Cash flows used for investing activities:
Additions to property, plant and equipment	(1,646)	(1,952)
Proceeds from sale of assets	7	27

Net cash used in investing activities	(1,639)	(1,925)

Cash flows from financing activities:
Net borrowings under revolving credit line	10,012	18,745
Repayment of debt	(1,000)	(778)
Debt issuance costs	(33)	(112)
Debt issuance costs due to reorganization	-	(350)

Net cash provided by financing activities	8,979	17,505

Effect of exchange rate changes on cash	(290)	(498)

Net increase in cash	1,744	7,914

Cash at beginning of period	1,194	6,111

Cash at end of period	$2,938	$14,025

Supplemental cash flow information:

Interest paid	$423	$384
Income taxes paid, net of refunds	$1,622	$7,909

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

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

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief and any extension periods granted by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004. The right of the Debtors to obtain further extensions was limited by the order. The Debtors filed a proposed Plan of Reorganization and Disclosure Statement with the Court on November 12, 2004. On December 17, 2004, after obtaining approval of the Disclosure Statement by the Bankruptcy Court, a final Plan of Reorganization and Disclosure Statement was submitted to creditors with the unanimous support of the Creditors Committee. However, the three largest bondholders, who were also members of the Committee, subsequently voted against the Plan because they were unable to reach agreement among themselves related to corporate governance and control issues involving the reorganized company. The confirmation hearing regarding the Plan was continued several times to allow these bondholders additional time to resolve their differences.

On March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization that had been filed in December because these three bondholders remained deadlocked. As a result, the company could not proceed with confirmation of its current Plan and intends to file a new plan that it believes will be confirmed. By order of the Bankruptcy Court dated April 19, 2005, any new plan by the company or any other party in interest must be filed by August 8, 2005. Only the company may file a plan before June 8, 2005, but any such plan must have the support of all members of the Creditors Committee. In the meantime, an examination is being conducted by an examiner appointed by the Bankruptcy Court in connection with issues in dispute among the three bondholder members of the Creditors Committee. The report of the examiner is due to be filed on June 8, 2005. The report may have impact on the terms of any new plan. The terms of any plan finally confirmed will also have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict. Continuing delay in obtaining confirmation and implementation of a plan of reorganization may negatively impact the company’s future results.

At this time, it is not possible for the company to predict the effect of the chapter 11 reorganization process on the company's businesses, the treatment of creditors and equity holders of the respective Debtors under any plan of reorganization finally confirmed, or when it may be possible for the Debtors to emerge from chapter 11. Although until a plan is approved there is uncertainty as to the treatment of creditors and equity holders, the Plan that was submitted to creditors provided for, and any subsequent proposed plan is expected to provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

To augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million Debtor-in-Possession revolving credit facility (“DIP Facility”). The 15-month DIP Facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities mature on June 30, 2005, and the company is negotiating to extend these facilities to accommodate the delay in emergence from chapter 11. The company expects to be able to extend these facilities through the balance of the chapter 11 process. It is anticipated that the Debtors will enter into new exit financing facilities to replace the DIP and German revolving credit facilities in conjunction with the implementation of a confirmed plan of reorganization.

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

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain all employees. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. The company recorded as reorganization expenses approximately $2.4 million associated with this process in 2004. Also during 2004, $1.1 million was disbursed in accordance with the retention plan. As of March 31, 2005, the company has approximately $1.3 million accrued in accordance with the plan.

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

The accompanying unaudited, condensed consolidated financial statements have been prepared assuming the company in its current structure will continue as a going concern. The above factors mentioned, among other things, raise substantial doubt about the company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the company to continue as a going concern is dependent on a number of factors including, but not limited to, the company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the new company's ability to continue to provide high quality products and services. If a plan of reorganization is not confirmed and implemented, the company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the company is forced to liquidate.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the company's Annual Report on Form 10-K/A.

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

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization issues stock options or share-based payments for employee services. SFAS 123R will become effective for the company on January 1, 2006. The company is evaluating the effect this Statement will have on the company’s financial position, results of operations, and cash flows.

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

In December 2004 the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The company has repatriated some of its foreign earnings so far in 2005 and may elect to repatriate additional amounts of such earnings in 2005. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. This FSP will not have a material effect on the company’s financial position, results of operations or cash flows in 2005 due to net operating loss carryforwards.

In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for the company as of the year ending December 31, 2005. The company is currently evaluating the impact this Interpretation will have on the company's financial position, results of operations and cash flows.

4.	Earnings (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the company's reported net loss follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Loss available to common shareholders used in basic and diluted loss per share	$(2,326)	$(16,850)

Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*

Denominator for diluted loss per share
Adjusted weighted average shares	7,066,226	7,066,226

Basic loss per share	$(0.33)	$(2.38)

Diluted loss per share	$(0.33)	$(2.38)

*
Due to a loss for the periods, zero incremental shares are included because the effect would be anti-dilutive. Had there been income for the periods, 0 and 17,033 incremental shares would have been included for the three months ended March 31, 2005 and 2004, respectively.

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

No stock options were granted under the plans during the three month periods ended March 31, 2005 and 2004. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net loss would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,326)	$(16,850)
Total stock-based employees compensation determined under fair value method	(63)	(112)
Net loss, pro forma	$(2,389)	$(16,962)

Basic loss per share, as reported	$(0.33)	$(2.38)
Basic loss per share, pro forma	$(0.34)	$(2.40)

Diluted loss per share, as reported	$(0.33)	$(2.38)
Diluted loss per share, pro forma	$(0.34)	$(2.40)

6.	Comprehensive Income (Loss)

Comprehensive loss for the three-month period ended March 31, 2005 and 2004, consists of net loss and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,326)	$(16,850)
Currency translation adjustment, net	(1,202)	(772)
Comprehensive loss	$(3,528)	$(17,622)

7.	Inventories

Inventories at March 31, 2005 and December 31, 2004, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw material	$20,730	$20,745
Work in progress	26,526	25,048
Finished goods	18,388	18,949
Finished goods on consignment	5,046	4,653
Stores inventory	2,901	2,920
Operating supplies	1,370	1,335
Total inventories	$74,961	$73,650

8.	Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of March 31, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Amortizable intangible assets:

Debt issue costs	$2,414	$2,380	$1,971	$1,561
Acquired technology	846	846	95	84
Other	1,930	1,930	985	882
Total amortizable intangible assets	$5,190	$5,156	$3,051	$2,527

The total intangible amortization expense for the three months ended March 31, 2005 and 2004 was $477,000 and $756,000.

In connection with the chapter 11 filing, the company amended and restated the GE credit facility, originally initiated in November 2003, to exclude the North American borrowing base which has been included in a new DIP Facility entered into on April 1, 2004, also with GE. Deferred financing costs associated with the North American borrowing base on the original facility of $1,328,000 were written off and were reported as reorganization expenses in the first quarter of 2004. Also, in connection with the chapter 11 filing the company wrote-off and recorded as reorganization expenses in the first quarter of 2004, $7,447,000 relating to the remaining balance on the deferred financing costs associated with the senior non-amortizing notes.

For the period ended March 31, 2005, the company had $8,845,000 of goodwill, which is all associated with foreign entities.

9.	Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment
(in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$19,614	$19,614	$-	$19,652	$19,652
Publishing and packaging	-	21,758	21,758	-	23,364	23,364
Technical specialties	61,231	12,194	73,425	55,565	13,847	69,412

	$61,231	$53,566	$114,797	$55,565	$56,863	$112,428

9.	Segment Information (continued):

The following table presents selected financial data for each of our operating segments for the three month period ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$61,241	$53,923	$115,164	$56,326	$57,851	$114,177
Inter-segment net sales	(10)	(357)	(367)	(761)	(988)	(1,749)
Total net sales	$61,231	$53,566	$114,797	$55,565	$56,863	$112,428

Income (loss) from operations	$11,200	$(2,713)	$8,487	$11,174	$(2,018)	$9,156

Depreciation and amortization	$1,509	$3,170	$4,679	$1,290	$3,373	$4,663

10.	Restructuring

The following table reconciles the restructuring liability for the three months ended March 31, 2005 (in thousands):

	Balance December 31, 2004	Expense/(Reversal)	Payments	Balance March 31, 2005
Facility closure costs	$591	$0	$0	$591

11.	Pension and Post-retirement Benefits

The components of net periodic benefit costs for the three months ended March 31, 2005, and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Post-retirement Benefits
	2005	2004	2005	2004
Service cost	$334	$341	$103	$91
Interest cost	779	744	205	195
Return on assets	(374)	(339)	-	-
Net amortization and deferrals:
Unrecognized prior service cost	103	103	(17)	2
Unrecognized loss	466	275	54	37
Recognized settlement loss	-	190	-	-
Net periodic benefit cost	$1,308	$1,314	$345	$325

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

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statement of operations for the three months ended March 31, 2005 and 2004, consist of (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Professional fees	$5,552	$1,993
Employee retention costs	(50)	-
Write-off of unamortized bond discount	-	1,217
Write-off of deferred financing costs	-	8,775
Reorganization expenses	$5,502	$11,985

13.	Debtor Financial Information

The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the company, which are eliminated in the consolidated financial statements.

Condensed Combined Statement of Operations (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net sales	$49,725	$53,325

Cost of sales	45,077	46,982

Gross profit	4,648	6,343

Selling, general and administrative expenses	7,680	8,610

Loss from operations	(3,032)	(2,267)

Foreign exchange transaction gain	(14)	-
Other expense, net	378	800
Equity in income from subsidiaries	(6,830)	(7,239)
Interest expense, net	258	9,037
Reorganization expense	5,502	11,985

Loss before income taxes	(2,326)	(16,850)

Income tax expense	-	-

Net loss	$(2,326)	$(16,850)

Condensed Combined Balance Sheet (in thousands):

ASSETS	March 31, 2005	December 31, 2004
Current assets:
Cash	$-	$-
Accounts receivable, net of allowances	19,424	19,618
Inventories	44,437	41,946
Prepaid expenses	3,877	3,733

Total current assets	67,738	65,297

Property, plant and equipment, net	136,504	138,115
Intercompany receivables	4,010	3,583
Investment in subsidiaries	105,456	107,151
Other intangible assets, net	1,194	1,581
Other long-term assets	3,064	3,064

Total assets	$317,966	$318,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$7,065	$2,628
Accounts payable	9,391	10,047
Accrued liabilities	15,288	12,608
Accrued income taxes payable	310	323

Total current liabilities not subject to compromise	32,054	25,606

Long-term liabilities:
Intercompany payables	8	-
Deferred income taxes	7,134	-
Other long-term liabilities	18,265	28,361

Total long-term liabilities not subject to compromise	25,407	28,361

Liabilities subject to compromise	365,909	366,700

Total liabilities	423,370	420,667

Stockholders’ deficit	(105,404)	(101,876)

Total liabilities and stockholders’ deficit	$317,966	$318,791

Condensed Combined Statement of Cash Flows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net cash used in operating activities	$(3,094)	$(8,365)
Net cash used for reorganization items	(3,133)	(1,993)
Net cash used in investing activities	(1,061)	(441)
Net cash provided by financing activities	7,404	16,881
Effect of exchange rates on cash	(116)	(954)
Increase in cash and cash equivalents	-	5,128

Cash at beginning of period	-	-

Cash at end of period	$-	$5,128

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Accounts payable	$5,874	$6,861
Accrued liabilities (including accrued interest)	17,070	16,129
Long-term debt	339,005	340,005
Other long-term liabilities	3,960	3,705
Liabilities subject to compromise	$365,909	$366,700

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the first quarter of 2005 was $34.2 million.

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

On March 31, 2005, $1.2 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On March 31, 2005, $6.0 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan is 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. The balloon payment date has been extended until the company emerges from its chapter 11 status at which time FiberMark expects to resume ownership of the entire site after making the final principal payment. At March 31, 2005, the balance outstanding on the capital lease was $1.8 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

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

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $339.0 million to liabilities subject to compromise at March 31, 2005.

15.	Consolidating Financial Statements

Below are consolidating statements of operations for the three months ended March 31, 2005 and 2004, and statements of cash flow for the Three Months Ended March 31, 2005 and 2004, and consolidating balance sheets as of March 31, 2005 and December 31, 2004 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$53,566	$61,231	$-	$114,797

Cost of sales	48,032	46,957	-	94,989

Gross profit	5,534	14,274	-	19,808

Selling, general and administrative expenses	8,249	3,074	-	11,321

Income (loss) from operations	(2,713)	11,200	-	8,487

Foreign exchange transaction (gain) loss	(23)	285	-	262
Other (income) expense, net	378	(58)	-	320
Equity in subsidiary income	(6,653)	-	6,653	-
Interest expense, net	333	252	-	585
Reorganization expense	5,502	-	-	5,502

Income (loss) before income taxes	(2,250)	10,721	(6,653)	1,818

Income tax expense	76	4,068	-	4,144

Net income (loss)	$(2,326)	$6,653	$(6,653)	$(2,326)

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$56,863	$55,565	$-	$112,428

Cost of sales	49,803	41,381	-	91,184

Gross profit	7,060	14,184	-	21,244

Selling, general and administrative expenses	9,078	3,010	-	12,088

Income (loss) from operations	(2,018)	11,174	-	9,156

Foreign exchange transaction loss	-	(227)	-	(227)
Other (income) expense, net	793	(57)	-	736
Equity in subsidiary income	(7,122)	-	7,122	-
Interest expense, net	9,109	(161)		8,948
Reorganization expense	11,985	-	-	11,985

Income (loss) before income taxes	(16,783)	11,619	(7,122)	(12,286)

Income tax expense	67	4,497	-	4,564

Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

CONSOLIDATING BALANCE SHEETS
	March 31, 2005
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash	$1,525	$1,413	$-	$2,938
Accounts receivable, net of allowances	22,749	44,136	-	66,885
Inventories	47,604	27,357	-	74,961
Prepaid expenses	4,090	412	-	4,502
Intercompany accounts receivables	-	110	(110)	-

Total current assets	75,968	73,428	(110)	149,286

Property, plant and equipment, net	138,495	102,966	-	241,461
Goodwill	2,511	6,334	-	8,845
Investment in subsidiaries	97,731	-	(97,731)	-
Other intangible assets, net	1,194	945	-	2,139
Other long-term assets	3,064	1,714	-	4,778
Total assets	$318,963	$185,387	$(97,841)	$406,509

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$7,065	$5,523	$-	$12,588
Accounts payable	9,447	9,520	(102)	18,865
Accrued liabilities	15,782	8,393	-	24,175
Accrued income taxes payable	596	16,803	-	17,399
Deferred income taxes	-	266	-	266

Total current liabilities not subject to compromise	32,890	40,505	(102)	73,293

Long-term liabilities:
Intercompany accounts payable	8	-	(8)	-
Deferred income taxes	7,237	17,147	-	24,384
Other long-term liabilities	18,323	30,004	-	48,327

Total long-term liabilities not subject to compromise	25,568	47,151	(8)	72,711

Liabilities subject to compromise	365,909	-	-	365,909

Total liabilities	424,367	87,656	(110)	511,913

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(177,034)	80,971	(80,971)	(177,034)
Accumulated other comprehensive income	6,162	12,936	(12,936)	6,162
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(105,404)	97,731	(97,731)	(105,404)
Total liabilities and stockholders’ equity (deficit)	$318,963	$185,387	$(97,841)	$406,509

CONSOLIDATING BALANCE SHEETS
	December 31, 2004
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash (overdraft)	$(239)	$1,433	$-	$1,194
Accounts receivable, net of allowances	22,804	38,312	-	61,116
Inventories	44,517	29,133	-	73,650
Prepaid expenses	3,930	409	-	4,339
Intercompany accounts receivables	-	226	(226)	-

Total current assets	71,012	69,513	(226)	140,299

Property, plant and equipment, net	140,193	108,660	-	248,853
Goodwill, net	2,542	6,625	-	9,167
Investment in subsidiaries	99,453	-	(99,453)	-
Other intangible assets, net	1,581	1,048	-	2,629
Other long-term assets	3,064	1,794	-	4,858
Total assets	$317,845	$187,640	$(99,679)	$405,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,628	$-	$-	$2,628
Accounts payable	8,048	16,241	(226)	24,063
Accrued liabilities	13,112	8,157	-	21,269
Accrued income taxes payable	761	14,697	-	15,458
Deferred income taxes	-	279	-	279

Total current liabilities not subject to compromise	24,549	39,374	(226)	63,697

Long-term liabilities:
Deferred income taxes	10,564	17,933	-	28,497
Other long-term liabilities	17,908	30,880	-	48,788

Total long-term liabilities not subject to compromise	28,472	48,813	-	77,285

Liabilities subject to compromise	366,700	-	-	366,700

Total liabilities	419,721	88,187	(226)	507,682

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(174,708)	78,318	(78,318)	(174,708)
Accumulated other comprehensive income	7,364	17,311	(17,311)	7,364
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(101,876)	99,453	(99,453)	(101,876)
Total liabilities and stockholders’ equity (deficit)	$317,845	$187,640	$(99,679)	$405,806

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter Ended March 31, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(2,326)	$6,653	$(6,653)	$(2,326)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,170	1,509	-	4,679
Loss on disposal of assets	-	75	-	75
Equity in subsidiary income	(6,653)	-	6,653	-
Deferred income taxes	(2)	-	-	(2)
Reorganization expense	5,502	-	-	5,502
Net cash used for reorganization items	(3,133)	-	-	(3,133)
Changes in operating assets and liabilities:
Accounts receivable	55	(7,574)	-	(7,519)
Inventories	(3,087)	504	-	(2,583)
Prepaid expenses	(160)	(21)	-	(181)
Other long-term assets	-	1	-	1
Accounts payable	273	(5,812)	-	(5,539)
Accrued liabilities	1,242	599	-	1,841
Accrued income taxes payable	(165)	2,776	-	2,611
Other long-term liabilities	785	483	-	1,268
Intercompany accounts, net	147	(147)	-	-

Net cash used in operating activities	(4,352)	(954)	-	(5,306)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,052)	(594)		(1,646)
Proceeds from sale of assets	-	7	-	7

Net cash used in investing activities	(1,052)	(587)	-	(1,639)

Cash flows from financing activities:
Net borrowings under revolving credit line	4,437	5,575	-	10,012
Repayment of debt	(1,000)	-	-	(1,000)
Dividend, net	4,000	(4,000)	-	-
Debt issuance costs	(33)	-	-	(33)

Net cash provided by financing activities	7,404	1,575	-	8,979

Effect of exchange rate changes in cash	(236)	(54)	-	(290)

Net increase (decrease) in cash	1,764	(20)	-	1,744

Cash (overdraft) at beginning of period	(239)	1,433	-	1,194

Cash at end of period	$1,525	$1,413	$-	$2,938

CONSOLIDATING STATEMENTS OF CASH FLOWS	Quarter Ended March 31, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(16,850)	$7,122	$(7,122)	$(16,850)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,373	1,290	-	4,663
Amortization of bond discount	43	-	-	43
Equity in subsidiary income	(7,122)	-	7,122	-
Deferred income taxes	3	-	-	3
Reorganization expense	11,985	-	-	11,985
Net cash used for reorganization items	(1,993)	-	-	(1,993)
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(5,650)	-	(9,028)
Inventories	(3,967)	674	-	(3,293)
Prepaid expenses	(783)	6	-	(777)
Other long-term assets	156	-	-	156
Accounts payable	1,744	(321)	-	1,423
Accrued liabilities	9,824	615	-	10,439
Accrued income taxes payable	(469)	(3,495)	-	(3,964)
Other long-term liabilities	(129)	154	-	25

Net cash provided by (used in) operating activities	(7,563)	395	-	(7,168)

Cash flows from investing activities:
Additions to property, plant and equipment	(486)	(1,466)	-	(1,952)
Increase in other intangible assets	(25)	52	-	27

Net cash used in investing activities	(511)	(1,414)	-	(1,925)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(2,753)	21,498	-	18,745
Repayment of debt	(778)	-	-	(778)
Net borrowings (repayments) under intercompany notes	8,823	(8,186)	(637)	-
Dividend, net	12,051	(12,338)	287	-
Debt issuance costs	(112)	-	-	(112)
Debt issuance costs due to reorganization	(350)	-	-	(350)

Net cash provided by (used in) financing activities	16,881	974	(350)	17,505

Effect of exchange rate changes in cash	(749)	(99)	350	(498)

Net increase (decrease) in cash	8,058	(144)	-	7,914

Cash (overdraft) at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$7,072	$6,953	$-	$14,025

Supplemental cash flow information:
Non-cash investing activities
Settlement of intercompany loans through dividends	$18,897	$(18,897)	$-	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report on Form 10-K/A.

Consolidated net sales for the quarter ended March 31 were $114.8 million in 2005 compared with $112.4 million in 2004, an increase of $2.4 million or 2.1%. Favorable foreign exchange rates increased first-quarter 2005 sales by $2.9 million compared with 2004. Net of currency effects, current year net sales decreased by $0.5 million, or 0.4% versus last year.

A consolidated net loss of $2.3 million in the first quarter of 2005 compared with a net loss of $16.9 million in 2004. The following factors accounted for most of change in net loss:
•	Interest expense, net, was $8.4 million lower in 2005, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process.
•
Reorganization expenses related to chapter 11 decreased by $6.5 million to $5.5 million in 2005, from $12.0 million in 2004. The decrease was due to the 2004 chapter 11 write-off of $1.2 million in unamortized bond discount and $8.8 million of deferred financing costs, offset by an increase in professional fees of $3.5 million in 2005 versus 2004.

•	Income from operations declined by $0.7 million, as lower gross profit ($1.4 million decline) was partially offset by lower SG&A expenses.

Sales from German Operations

Net sales from German operations in the first quarter of 2005 were $61.2 million compared with $55.6 million in the prior-year quarter, an increase of $5.6 million or 10.1%. Excluding the translation effects of a stronger euro, which accounted for $2.8 million in sales for the first quarter compared with the prior-year quarter, sales from German operations grew by $2.8 million, or 5.0%. During the quarter, we made continued gains in most of our German businesses due to a combination of market share gains and geographic growth, particularly in the Pacific Rim. One notable exception was our nonwoven wallcovering business, in which weak economic conditions in Europe and Germany have lowered market demand. In addition, in some markets, the combination of pricing pressure and product mix deflated sales levels, despite the overall gain in sales.

Sales from North American Operations

First-quarter 2005 net sales from North American operations were $53.6 million compared with $56.9 million in the prior-year quarter, a decrease of $3.3 million or 5.8%. All of our product families reported at least modest declines, with the weakness most evident in technical specialties. Lower volume was partially offset by price increases and improvements in product mix.

First-quarter 2005 sales of publishing and packaging products were $21.8 million compared with $23.4 million, a decline of $1.6 million or 6.8% versus the first quarter of 2004. The decline in publishing related to market weakness and downgrading, particularly in trade publishing; product substitution; order timing and industry consolidation, offset in part by strengthening elementary/high-school text book sales. Our packaging sales, which represent a relatively small portion of this market segment, were down primarily due to timing fluctuations and competition from lower cost materials or packaging formats. Packaging sales tend to vary quarter to quarter as some significant projects are one-time applications that may not recur on a quarterly basis.

Sales in office products were $19.6 million in the first quarter of 2005 compared with $19.7 million in the same 2004 period, essentially even with 2004 levels. The small graphic design portion of this business continued to grow in excess of 10%. The core office products line experienced a modest (1%) decline reflecting the market maturity of the applications in which our materials are used.

Technical specialties sales were $12.2 million in the first quarter of 2005 compared with $13.8 million in 2004, a decrease of $1.6 million or 11.6%. Sales in many of our key technical markets were down, including our tape, art and archival and electrical transformer businesses, due largely to product downgrading, substitution by alternate materials or technologies, market share losses, as well as a glue shortage affecting demand by a number of our tape customers. Gains in specialty building materials and printable specialties products partially offset these declines.

Company-wide Data

Gross profit in 2005 was $19.8 million, or 17.3% of sales, compared with $21.2 million, or 18.9% of sales in 2004. The primary positive and negative factors accounting for the $1.4 million net decrease in gross profit were:
•	Lower sales volume, which decreased margins by $2.8 million
•	Raw material and energy cost increases of $2.3 million, including higher pulp costs of $0.9 million
•	Increased manufacturing overhead, including depreciation, of $1.3 million
•	Price increases and stronger product mix totaling $4.3 million
•	Foreign currency benefits of $0.5 million due to favorable translation of German and U.K. profits

Selling, general and administrative (SG&A) expenses were $11.3 million in 2005 compared with $12.1 million in 2004, a decrease of $0.8 million or 6.6%. Selling and research expenses, net, increased by $0.4 million while administrative expenses declined by $1.2 million due to lower professional fees and legal costs. Foreign currency exchange rates had a negligible effect on SG&A expenses.

Foreign exchange transaction losses in 2005 were $0.3 million, compared with foreign exchange transaction gains of $0.2 million in 2004. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expense, net, was $0.3 million in 2005 compared with $0.7 million in 2004, due primarily to lower amortization expense as a result of the 2004 chapter 11 write-off of deferred financing costs.

Interest expense decreased to $0.6 million in 2005 from $8.9 million in 2004, primarily due to the cessation of interest accruals on the senior notes during the bankruptcy process.

Reorganization expenses related to the chapter 11 proceedings were $5.5 million in 2005 for professional fees and accruals for key employee retention payments. In 2004 the company recorded reorganization expenses of $12.0 million, including $10.0 million related to the write off of deferred financing costs and unamortized discounts on the senior notes.

Income taxes were $4.1 million in 2005 and $4.6 million in 2004. Our taxes relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The loss in 2005 was $2.3 million, or $0.33 per share, compared with a net loss in 2004 of $16.9 million, or $2.38 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See notes 1 for further information. The chapter 11 proceedings have had material effects on the company’s liquidity including $16.1 million of cash reorganization expenses, which partially offset reduced annual interest payments of approximately $34.1 million that would have been payable under the senior notes in 2004 and 2005.

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

The company is negotiating to extend the current DIP facility and the German credit facility provided by GE Commercial Finance to accommodate the potential continuation of chapter 11 proceedings beyond the original terms of these facilities. The company expects to be able to extend these facilities through the balance of the chapter 11 process.

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

We concluded that the bankruptcy filings were in our best interest after carefully considering a variety of alternatives in consultation with outside financial advisors. As we had stated in our 2003 Annual Report on Form 10-K, “our substantial level of indebtedness could adversely affect our financial condition. We expect to obtain funds to service our debt over time primarily from our operations. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.”

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2005 and 2005 (in thousands):

Net cash provided by (used in):	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Operating activities	$(5,306)	$(7,168)
Investing activities	(1,639)	(1,925)
Financing activities	8,979	17,505
Effect of exchange rates on cash	(290)	(498)
Net increase in cash	$1,744	$7,914

Cash used in operating activities was $5.3 million in 2005 compared to $7.2 million in 2004. Major changes in cash flow included:
•
Net losses in 2005 were $2.3 million compared to $16.9 million in 2004, decreasing by $14.6 million. The decrease was the result of lower reorganization expense of $6.5 million and reduced interest expense of $8.4 million, both due to the chapter 11 process.

•
Accounts receivable increased by $7.5 million in 2005 due to strong sales in Germany compared to relatively weak year-end sales. Overall accounts receivable quality remains high. Accounts receivable rose by $9.0 million in the first three months of 2004.

•	Non-cash items included depreciation and amortization of $4.7 million in 2005 and $4.7 million in 2004.
•
Accounts payable decreased by $5.5 million in 2005 mainly due to decreased German spending in December 2004 together with the timing of German disbursements in the first quarter of 2005. Accounts payable rose by $1.4 million in 2004.

Cash used in investing activities was $1.6 million in 2005 for capital expenditures. Capital expenditures were $2.0 million in 2004.

Cash provided by financing activities was $9.0 million in 2005 and $17.5 million in 2004.
During 2005:	●	Net borrowings under the revolving credit facility were $10.0 million
	●	The company repaid $1.0 million of long-term debt
During 2004:	●	Net borrowings under the revolving credit facility were $18.7 million
	●	The company repaid $0.8 million of long-term debt
	●	Debt issuance costs for credit facilities were $0.4 million

Foreign exchange rates effectively decreased cash in 2005 by $0.3 million and by $0.5 million in 2004.

Our capital expenditure budget for 2005 is approximately $23.3 million. For the first three months of 2005, capital expenditures were $1.6 million.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April 2005 and October 2005. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at March 31, 2005 (in millions):

	2005(1)	2006-2008	2009-2011	Thereafter	Total
Long-term debt (2)	$2.3	$104.9	$230.0	$-	$337.2
Letters of credit	9.8	-	-	-	9.8
Operating leases	1.7	2.7	0.1	0.1	4.6
Sale-leaseback (2)	1.8	-	-	-	1.8
Forward purchase contracts	1.5	-	-	-	1.5
Benefit plan obligations (3)	2.0	9.0	11.0	11.6	33.6
	$19.1	$116.6	$241.1	$11.7	$388.5

(1) April 1 through December 31, 2005
(2) Obligations exclude interest costs.
(3) Related benefit plan obligations at March 31, 2005, were $47.9 million.

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

Long-term Debt

As of March 31, 2005, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at March 31, 2005, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the remaining $1.2 million unamortized portion of the discount.

On December 31, 2003, the company had a 30-month, $85.0 million credit facility, entered into on November 12, 2003, which provided a significant increase in cash availability for capital expenditures, working capital and general corporate purposes. On April 1, 2004, this facility was replaced by the DIP Facility and the amended and restated facility for our German operations as described previously. Both of the new credit facilities were led by GE Commercial Finance. The DIP Facility was secured by substantially all of FiberMark’s U.S. assets, excluding various equipment at our Quakertown, Pennsylvania and Warren Glen, New Jersey, facilities that secure two previously existing term loans, and is also secured by specified foreign assets. The amended and restated credit facility also provides borrowing capacity based on the level of profitability as measured by the earnings before income taxes, depreciation, and amortization (“EBITDA”) of FiberMark’s German businesses up to a maximum of $40 million. To secure these foreign borrowings, the company has pledged various percentages of the ownership shares of the German operations that effectively prevent FiberMark from disposing of or materially changing the assets of those businesses without consent from the Lender.

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of March 31, 2005 (in millions):
	North America*	Germany	Combined
Borrowing base	$23.3	$40.0	$63.3
Less:reserves against availability	(4.6)	-	(4.6)
Net availability	18.7	40.0	58.7
Less:outstanding borrowings	(7.1)	(5.5)	(12.6)
letters of credit	(9.8)	-	(9.8)
Unused borrowing capacity	$1.8	$34.5	$36.3

* The maximum North America borrowing base is $30.0 million; however, as of March 31, 2005, the borrowing base was $23.3 million due to working capital and plant, property and equipment that form the borrowing base.

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

On March 31, 2005, $1.2 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On March 31, 2005, $6.0 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. The balloon payment date has been extended until the company emerges from its chapter 11 status at which time FiberMark expects to resume ownership of the entire site after making the final principal payment. At March 31, 2005, the balance outstanding on the capital lease was $1.8 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

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

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $339.0 million to liabilities subject to compromise at March 31, 2005.

Critical Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Differences from those estimates are recorded in the reporting period during which the difference becomes known. Estimates are used in accounting for, among other items, impairment of goodwill and other long-lived assets, restructuring and facility closures, acquisitions, deferred tax assets, pensions, accounting matters related to reorganization and bankruptcy, excess and obsolete inventory and allowances for doubtful accounts receivable. Those estimates which require management’s most difficult, subjective or complex judgments are defined as critical and their accounting policies are described in further detail as follows:

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology and our operating results are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. No events occurred that would impair goodwill or long-lived assets for the three month period ended March 31, 2005 and 2004, respectively.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. There was no significant impact to the condensed consolidated financial statements relating to SFAS 146 for the quarter ended March 31, 2005 and 2004, respectively.

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

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization issues stock options or share-based payments for employee services. SFAS 123R will become effective for the company on January 1, 2006. The company is evaluating the effect this Statement will have on the company’s financial position, results of operations, and cash flows.

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

In December 2004 the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The company has repatriated some of its foreign earnings so far in 2005 and may elect to repatriate additional amounts of such earnings in 2005. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. This FSP will not have a material effect on the company’s financial position, results of operations or cash flows in 2005 due to net operating loss carryforwards.

In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for the company as of the year ending December 31, 2005. The company is currently evaluating the impact this Interpretation will have on the company's financial position, results of operations and cash flows.

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

FiberMark’s bankruptcy filing could present additional challenges, including, without limitation: possible problems with our relationships with customers, suppliers, employees and creditors; our ability to attract and retain key employees; and uncertainty as to the confirmation and implementation of a new plan of reorganization. The company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Numerous factors, including the possibility of rejection of such a plan by one or more of the various classes of claims and interest holders, may prevent confirmation of such a plan. For example, on March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization dated December 17, 2004, on file in its chapter 11 case. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. As a result, the company could not proceed with confirmation of the Plan. By order of the Bankruptcy Court dated April 19, 2005, any new plan by the company or any other party in interest must be filed by August 8, 2005. Only the company may file a plan before June 8, 2005, but any such plan must have the support of all members of the Creditors Committee. In the meantime, an examination is being conducted by an examiner appointed by the Bankruptcy Court in connection with issues in dispute among the three bondholder members of the Creditors Committee. The report of the examiner is due to be filed on June 8, 2005. The report may have impact on the terms of any new plan. The terms of a new plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict. Continuing delay in obtaining confirmation and implementation of a plan of reorganization may negatively impact the company’s future results.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of March 31, 2005, we had approximately $351.6 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

We cannot predict to what extent a new plan of reorganization in our bankruptcy proceedings, if filed, confirmed and implemented, will succeed in reducing our indebtedness and improving our debt-to-equity and EBITDA-to-debt service ratios. A continuing high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the March 31, 2005, outstanding borrowing under the credit facility of $12.6 million, the impact of a 1% increase in the interest rates would be less than $0.2 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FiberMark has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to FiberMark and its subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). These officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and such officers necessarily apply their judgment in evaluating the company’s disclosure controls and procedures. Based on this evaluation as of March 31, 2005, our chief executive officer and our chief financial officer concluded that our internal controls and procedures were effective at the reasonable assurance level, except as described below.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On March 30, 2004, FiberMark, Inc. and its U.S. operations filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Please see note 1 to the Notes to the Condensed Consolidated Financial Statements for further information.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 23, 2005
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: May 23, 2005	By:	/s/ John E. Hanley

Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: May 23, 2005	By:	/s/ Craig D. Thiel

Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer dated May 23, 2005 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the “company”) on Form 10-Q for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E. Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

FiberMark, Inc.

Date: May 23, 2005	By:	/s/ Alex Kwader

Chairman and Chief Executive Officer

FiberMark, Inc.

Date: May 23, 2005	By:	/s/ John E. Hanley

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 23, 2005	/s/ Alex Kwader
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 23, 2005	/s/ John E. Hanley
John E. Hanley
Vice President and Chief Financial Officer (Principal Financial Officer)