Form 10-Q
period 2005-06-30
FIBERMARK INC
filed 2005-08-12
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of August 1, 2005.

FIBERMARK, INC.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended June 30, 2005 and 2004 (In thousands, except per share amounts) Unaudited

	2005	2004

Net sales	$115,561	$111,011

Cost of sales	100,543	92,790

Gross profit	15,018	18,221

Selling, general and administrative expenses	11,013	11,858
Restructuring and facility closure expense	94	-
Gain on disposal of assets	(1,905)	-

Income from operations	5,816	6,363

Foreign exchange transaction gain	(114)	(44)
Other expense, net	265	198
Interest expense, net (excluding post-petition contractual interest of $8,525 in both 2005 and 2004)	523	662
Reorganization expense	3,133	1,957

Income before income taxes	2,009	3,590

Income tax expense	3,388	3,000

Net income (loss)	$(1,379)	$590

Basic earnings (loss) per share	$(0.20)	$0.08

Diluted earnings (loss) per share	$(0.20)	$0.08

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Six Months Ended June 30, 2005 and 2004 (In thousands, except per share amounts) Unaudited

	2005	2004

Net sales	$230,358	$223,439

Cost of sales	195,532	183,974

Gross profit	34,826	39,465

Selling, general and administrative expenses	22,334	23,946
Restructuring and facility closure expense	94	-
Gain on disposal of assets	(1,905)	-

Income from operations	14,303	15,519

Foreign exchange transaction (gain) loss	148	(271)
Other expense, net	585	934
Interest expense, net (excluding post-petition contractual interest of $17,050 and $8,617 in 2005 and 2004, respectively)	1,108	9,610
Reorganization expense	8,635	13,942

Income (loss) before income taxes	3,827	(8,696)

Income tax expense	7,532	7,564

Net loss	$(3,705)	$(16,260)

Basic loss per share	$(0.52)	$(2.30)

Diluted loss per share	$(0.52)	$(2.30)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$-	$1,194
Accounts receivable, net of allowances	69,270	61,116
Inventories	67,902	73,650
Prepaid expenses	3,937	4,339

Total current assets	141,109	140,299

Property, plant and equipment, net	231,569	248,853
Goodwill	8,303	9,167
Other intangible assets, net	2,029	2,629
Other long-term assets	4,661	4,858

Total assets	$387,671	$405,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$4,666	$2,628
Accounts payable	20,029	24,063
Accrued liabilities	23,359	21,269
Accrued income taxes payable	18,013	15,458
Deferred income taxes	248	279

Total current liabilities not subject to compromise	66,315	63,697

Long-term liabilities:
Deferred income taxes	18,080	28,497
Other long-term liabilities	46,838	48,788

Total long-term liabilities not subject to compromise	64,918	77,285

Liabilities subject to compromise	365,329	366,700

Total liabilities	496,562	507,682

Stockholders’ deficit:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding in 2005 and 2004	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(178,413)	(174,708)
Accumulated other comprehensive income	4,054	7,364
Less treasury stock, 3,800 shares at cost in 2005 and 2004	(35)	(35)

Total stockholders’ deficit	(108,891)	(101,876)

Total liabilities and stockholders’ deficit	$387,671	$405,806

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004 (In thousands) Unaudited

	2005	2004

Cash flows from operating activities:
Net loss	$(3,705)	$(16,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,266	8,878
Amortization of bond discount	-	43
Gain on disposal of assets	(1,905)	-
Deferred income taxes	(7)	2
Reorganization expense	8,635	13,942
Net cash used for reorganization items	(6,041)	(2,918)
Changes in operating assets and liabilities:
Accounts receivable	(12,888)	(14,452)
Inventories	2,671	(2,361)
Prepaid expenses	361	(1,262)
Other long-term assets	1	116
Accounts payable	(3,196)	6,774
Accrued liabilities	915	13,023
Accrued income taxes payable	4,442	(2,962)
Other long-term liabilities	2,223	196

Net cash provided by operating activities	1,772	2,759

Cash flows used for investing activities:
Additions to property, plant and equipment	(3,989)	(5,431)
Increase in other intangible assets	(144)	-
Proceeds from sale of assets	2,243	-

Net cash used in investing activities	(1,890)	(5,431)

Cash flows from financing activities:
Net borrowings under revolving credit line	2,134	10,831
Repayment of debt	(2,014)	(1,725)
Debt issuance costs	(336)	(280)
Debt issuance costs due to reorganization	-	(350)

Net cash provided by (used in) financing activities	(216)	8,476

Effect of exchange rate changes on cash	(860)	(339)

Net increase (decrease) in cash	(1,194)	5,465

Cash at beginning of period	1,194	6,111

Cash at end of period	$-	$11,576

Supplemental cash flow information:

Interest paid	$862	$874
Income taxes paid, net of refunds	$2,685	$10,007

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

In order to exit chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief and any extension periods granted by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004. The right of the Debtors to obtain further extensions was limited by the order. The Debtors filed a proposed Plan of Reorganization and Disclosure Statement with the Court on November 12, 2004. On December 17, 2004, after obtaining approval of the Disclosure Statement by the Bankruptcy Court, a final Plan of Reorganization and Disclosure Statement was submitted to creditors with the unanimous support of the Creditors Committee. However, the three largest bondholders, who were also members of the Creditors Committee, subsequently voted against the Plan because they were unable to reach agreement among themselves related to corporate governance and control issues involving the reorganized company. The confirmation hearing regarding the Plan was continued several times to allow these bondholders additional time to resolve their differences.

On March 22, 2005, the company withdrew the Plan of Reorganization dated December 17, 2004, on file in its chapter 11 case. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. As a result, the company could not proceed with confirmation of the plan as then proposed. With the disagreements among the bondholders leading to escalating allegations of wrongdoing, including claims trading violations and breaches of fiduciary duties, the Bankruptcy Court on April 19, 2005 ordered an official investigation into the allegations by a court-appointed examiner. On July 8, 2005, the examiner filed his report under seal, as required by Court order. Earlier, on June 23, 2005, in accordance with a schedule previously determined by the Bankruptcy Court, the company had filed an Amended Plan of Reorganization and Disclosure Statement, and was scheduled to have the Disclosure Statement considered for approval at a hearing to be held on July 20, 2005. With the sealing of the examiner’s report, however, the company was unable to add to the Disclosure Statement any information with respect to the examiner’s conclusion and recommendations. Therefore, the company requested that the Bankruptcy Court expedite proceedings with respect to unsealing the examiner’s report and agreed to a brief deferral of the Disclosure Statement hearing to allow for such proceedings. By orders dated July 21, 2005, the Bankruptcy Court set a hearing to consider the unsealing of the examiner’s report for August 4, 2005, and set a tentative hearing to consider approval of the Disclosure Statement, with any revisions resulting from the decision on unsealing, for September 2, 2005. The Amended Plan of Reorganization may also be revised following the decision on unsealing. The Court has tentatively reserved October 7, 2005, as the hearing to consider confirmation of the Amended Plan, as revised.

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

To augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million Debtor-in-Possession revolving credit facility (“DIP Facility”). The 15-month DIP Facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities matured on June 30, 2005, but were extended through the end of 2005 to accommodate any potential delay in emergence from chapter 11. It is anticipated that the Debtors will enter into new exit financing facilities to replace the DIP and German revolving credit facilities in conjunction with the implementation of a confirmed plan of reorganization, and the Bankruptcy Court has approved payment of anticipated exit financing fees.

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

FiberMark, Inc., and the other Debtors have incurred, and will continue to incur, significant reorganization expenses resulting from the filing and the continuing chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, is expected to continue to have a material effect on the company's results of operations in 2005.

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain all employees. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. The cost of the severance plan will depend upon employee terminations. Since the Chapter 11 filing, $2.7 million has been recorded as reorganization expenses, of which $0.3 million was recorded in 2005. During 2004, $1.1 million was disbursed in accordance with the retention plan. As of June 30, 2005, the company has approximately $1.6 million accrued in accordance with the plan.

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

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of filing. A general bar date of July 29, 2004, was established for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors have been substantially resolved as part of the proceedings in the chapter 11 cases. The ultimate number and allowed amount of the substantial majority of such claims are presently known, however, because the settlement terms of each such allowed claim are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The accompanying unaudited, condensed consolidated financial statements have been prepared assuming the company in its current structure will continue as a going concern. The above factors mentioned, among other things, raise substantial doubt about the company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the company to continue as a going concern is dependent on a number of factors including, but not limited to, the confirmation its plan of reorganization by the Bankruptcy Court, customer retention and the new company's ability to continue to provide high quality products and services. If a plan of reorganization is not confirmed and implemented, the company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the company is forced to liquidate.

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the company's Annual Report on Form 10-K/A.

The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities in the company's condensed consolidated balance sheets. The caption "liabilities subject to compromise" reflects the company's best current estimate of the amount of pre-petition claims that will be restructured in the company’s chapter 11 cases. In addition, the company's condensed consolidated statements of operations portray the results of operations of the reporting entity during chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items. In accordance with SOP 90-7, the company stopped accruing interest expense on its non-amortizing senior notes subsequent to March 30, 2004.

Certain reclassifications have been made to prior years to conform to the current year presentation.

3.	Changes in Accounting Principles and Recently Issued Standards

In November 2004 the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Furthermore, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company has completed its evaluation of SFAS No. 151 and determined that there will be no material impact on the results of operations, financial position or cash flows upon adoption.

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization issues stock options or share-based payments for employee services. SFAS 123R will become effective for the company on January 1, 2006. The company is evaluating the impact this Statement will have on the company's financial position, results of operations and cash flows.

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
In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for fiscal years ending after December 15, 2005. The company is evaluating the impact, if any, this Interpretation will have on its financial position, results of operations and cash flows.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

4.	Earnings (Loss) Per Common Share

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for the company's reported net income (loss) follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) available to common shareholders used in basic diluted earnings (loss) per share	$(1,379)	$590	$(3,705)	$(16,260)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*	*	*

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Basic earnings (loss) per share	$(0.20)	$0.08	$(0.52)	$(2.30)

Diluted earnings (loss) per share	$(0.20)	$0.08	$(0.52)	$(2.30)

*
The average closing stock price of our common stock during the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, was less than the exercise price on all options outstanding during those periods. Therefore, there were no incremental shares to be considered in the diluted earnings (loss) per share calculation for the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004. In the periods where losses were incurred, no incremental shares were included because the effect would be anti-dilutive.

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

No stock options were granted under the plans during the three and six months ended June 30, 2005 and 2004. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(1,379)	$590	$(3,705)	$(16,260)
Total stock based employees compensation determined under fair value method	$(63)	$(112)	$(126)	$(224)
Net income (loss), pro forma	$(1,442)	$478	$(3,831)	$(16,484)

Basic earnings (loss) per share, as reported	$(0.20)	$0.08	$(0.52)	$(2.30)
Basic earnings (loss) per share, pro forma	$(0.20)	$0.07	$(0.54)	$(2.33)

Diluted earnings (loss) per share, as reported	$(0.20)	$0.08	$(0.52)	$(2.30)
Diluted earnings (loss) per share, pro forma	$(0.20)	$0.07	$(0.54)	$(2.33)

6.	Comprehensive Income (Loss)

Comprehensive loss for the three and six months ended June 30, 2005 and 2004, consists of net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(1,379)	$590	$(3,705)	$(16,260)
Currency translation adjustment, net	(2,108)	(421)	(3,310)	(1,193)
Comprehensive income (loss)	$(3,487)	$169	$(7,015)	$(17,453)

7.	Inventories

Inventories at June 30, 2005 and December 31, 2004, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw material	$18,176	$20,745
Work in progress	24,728	25,048
Finished goods	17,295	18,949
Finished goods on consignment	3,554	4,653
Stores inventory	2,903	2,920
Operating supplies	1,246	1,335
Total inventories	$67,902	$73,650

8.	Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of June 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Amortizable intangible assets:

Debt issue costs	2,716	2,380	2,380	1,561
Acquired technology	846	846	105	84
Other	1,855	1,930	903	882

Total amortizable intangible assets	$5,417	$5,156	$3,388	$2,527

The total intangible amortization expense for the three months ended June 30, 2005 and 2004 was $487,000 and $430,000, and for the six months ended June 30, 2005 and 2004 was $964,000 and $1,186,000.

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

For the period ended June 30, 2005, the company had $8,303,000 of goodwill, which is all associated with foreign entities. The change in goodwill for the six months ended June 30, 2005 is the result of exchange rate fluctuations upon the consolidation of the foreign subsidiaries.

9.	Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment
(in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$18,872	$18,872	$-	$18,319	$18,319
Publishing and packaging	-	26,849	26,849	-	27,067	27,067
Technical specialties	57,397	12,443	69,840	52,607	13,018	65,625

	$57,397	$58,164	$115,561	$52,607	$58,404	$111,011

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$38,487	$38,487	$-	$37,971	$37,971
Publishing and packaging	-	48,608	48,608	-	50,431	50,431
Technical specialties	118,628	24,635	143,263	108,172	26,865	135,037

	$118,628	$111,730	$230,358	$108,172	$115,267	$223,439

9. Segment Information (continued):

The following table presents selected financial data for each of our operating segments for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$57,405	$57,807	$115,212	$52,607	$58,481	$111,088
Less: inter-segment net sales	(8)	357	349	-	(77)	(77)
Total net sales	$57,397	$58,164	$115,561	$52,607	$58,404	$111,011

Income (loss) from operations	$8,494	$(2,678)	$5,816	$7,668	$(1,305)	$6,363

Depreciation and amortization	$1,730	$3,857	$5,587	$1,229	$2,986	$4,215

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$118,646	$111,730	$230,376	$108,933	$116,332	$225,265
Less: inter-segment net sales	(18)	-	(18)	(761)	(1,065)	(1,826)
Total net sales	$118,628	$111,730	$230,358	$108,172	$115,267	$223,439

Income (loss) from operations	$19,694	$(5,391)	$14,303	$18,842	$(3,323)	$15,519

Depreciation and amortization	$3,239	$7,027	$10,266	$2,519	$6,359	$8,878

10. Restructuring

The following table reconciles the restructuring liability for the six months ended June 30, 2005 (in thousands):

	Balance December 31, 2004	Expense/(Reversal)	Payments	Balance June 30, 2005
Facility closure costs	$ 591	$ 94	($ 94)	$ 591

11. Pension and Post-retirement Benefits

The components of net periodic benefit costs for the three and six months ended June 30, 2005, and 2004 are as follows (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$327	$337	$104	$92
Interest cost	765	736	205	196
Return on assets	(375)	(339)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	1	-	-
Unrecognized prior service cost	103	103	(17)	1
Unrecognized net loss	454	272	54	36
Recognized settlement loss	-	190	-	-
Net periodic benefit cost	$1,274	$1,300	$346	$325

	Six Months Ended June 30,
	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$661	$678	$207	$183
Interest cost	1,544	1,480	410	391
Return on assets	(749)	(678)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	1	-	-
Unrecognized prior service cost	206	206	(34)	3
Unrecognized net loss	920	547	108	73
Recognized settlement loss	-	380	-	-
Net periodic benefit cost	$2,582	$2,614	$691	$650

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

12. Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statements of operations for the three and six months ended June 30, 2005 and 2004 consist of (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Professional fees	$2,753	$925
Employee retention costs	380	1,032
Reorganization expenses	$3,133	$1,957

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Professional fees	$8,305	$2,918
Employee retention costs	330	1,032
Write-off of unamortized bond discount	-	1,217
Write-off of deferred financing costs	-	8,775
Reorganization expenses	$8,635	$13,942

13. Debtor Financial Information

The three and six month condensed combined financial statements of the Debtors for 2005 and 2004 are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the company, which are eliminated in the condensed consolidated financial statements.

Condensed Combined Statements of Operations (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net sales	$53,290	$54,568

Cost of sales	50,995	48,400

Gross profit	2,295	6,168

Selling, general and administrative expenses	7,554	7,910
Restructuring and facility closure expense	94	-
Gain on disposal of assets	(1,977)	-

Loss from operations	(3,376)	(1,742)

Foreign exchange transaction gain	(2)	-
Other expense, net	342	273
Equity in income from subsidiaries	(5,650)	(4,716)
Interest expense, net	180	154
Reorganization expense	3,133	1,957

Income (loss) before income taxes	(1,379)	590

Income tax expense	-	-

Net income (loss)	$(1,379)	$590

Condensed Combined Statements of Operations (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales	$103,015	$107,893

Cost of sales	96,072	95,382

Gross profit	6,943	12,511

Selling, general and administrative expenses	15,234	16,520
Restructuring and facility closure expense	94	-
Gain on disposal of assets	(1,977)	-

Loss from operations	(6,408)	(4,009)

Foreign exchange transaction gain	(16)	-
Other expense, net	720	1,073
Equity in income from subsidiaries	(12,480)	(11,955)
Interest expense, net	438	9,191
Reorganization expense	8,635	13,942

Loss before income taxes	(3,705)	(16,260)

Income tax expense	-	-

Net loss	$(3,705)	$(16,260)

Condensed Combined Balance Sheets (in thousands):

ASSETS	June 30, 2005	December 31, 2004
Current assets:
Cash	$-	$-
Accounts receivable, net of allowances	22,478	19,618
Inventories	40,422	41,946
Prepaid expenses	3,448	3,733

Total current assets	66,348	65,297

Property, plant and equipment, net	133,428	138,115
Intercompany receivables	3,865	3,583
Investment in subsidiaries	100,022	107,151
Other intangible assets, net	1,077	1,581
Other long-term assets	3,064	3,064

Total assets	$307,804	$318,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$3,153	$2,628
Accounts payable	11,641	10,047
Accrued liabilities	15,723	12,608
Accrued income taxes payable	225	323

Total current liabilities not subject to compromise	30,742	25,606

Long-term liabilities:
Intercompany payables	167	-
Deferred income taxes	2,009	-
Other long-term liabilities	18,448	28,361

Total long-term liabilities not subject to compromise	20,624	28,361

Liabilities subject to compromise	365,329	366,700

Total liabilities	416,695	420,667

Stockholders’ deficit	(108,891)	(101,876)

Total liabilities and stockholders’ deficit	$307,804	$318,791

Condensed Combined Statements of Cash Flows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net cash used in operating activities	$(555)	$(3,334)
Net cash used for reorganization items	(6,041)	(3,950)
Net cash provided by (used in) investing activities	858	(1,769)
Net cash provided by financing activities	6,033	15,775
Effect of exchange rates on cash	(295)	(901)
Increase in cash and cash equivalents	-	5,821

Cash at beginning of period	-	-

Cash at end of period	$-	$5,821

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Accounts payable	$6,289	$6,861
Accrued liabilities (including accrued interest)	16,889	16,129
Long-term debt	337,991	340,005
Other long-term liabilities	4,160	3,705
Liabilities subject to compromise	$365,329	$366,700

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizating notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the second quarter of 2005 was $42.7 million.

14. Long-term Debt

On March 30, 2004, FiberMark, Inc., and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The filing resulted in an immediate acceleration of $100.0 million in principal of the company's 9.375% senior non-amortizing notes and $230.0 million in principal of 10.75% senior non-amortizing notes, subject to the automatic stay. Outstanding balances for the senior non-amortizing notes have been reclassified to liabilities subject to compromise. In connection with the filing the company wrote-off and recorded in reorganization expenses $1.2 million of unamortized bond discounts associated with the senior non-amortizing notes.

On June 30, 2005, $1.1 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On June 30, 2005, $5.4 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. FiberMark has continued to make monthly payments while in chapter 11 and has proposed in its Amended Plan of Reorganization that monthly payments replace the balloon payment that would otherwise be due upon emergence. At June 30, 2005, the balance outstanding on the capital lease was $1.5 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

The DIP Facility and the amended and restated facility for our German operations both require the company to certify covenant compliance 45 days after a quarter end and submit year end audited financial statements within 90 days. The company was in compliance with this requirement at June 30, 2005.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. Since December 31, 2002, the company has been in violation of this covenant but has obtained a permanent waiver of default from the lender.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $338.0 million to liabilities subject to compromise at June 30, 2005.

15.	Consolidating Financial Statements

Below are consolidating statements of operations for the three and six months ended June 30, 2005 and 2004, and statements of cash flow for the six months ended June 30, 2005 and 2004, and consolidating balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$58,164	$57,397	$-	$115,561

Cost of sales	54,688	45,855	-	100,543

Gross profit	3,476	11,542	-	15,018

Selling, general and administrative expenses	8,037	2,976	-	11,013
Restructuring and facility closure expense	94	-	-	94
Gain on disposal of assets	(1,977)	72	-	(1,905)

Income (loss) from operations	(2,678)	8,494	-	5,816

Foreign exchange transaction (gain) loss	2	(116)	-	(114)
Other (income) expense, net	341	(76)	-	265
Equity in subsidiary income	(5,215)	-	5,215	-
Interest expense, net	257	266	-	523
Reorganization expense	3,133	-	-	3,133

Income (loss) before income taxes	(1,196)	8,420	(5,215)	2,009

Income tax expense	183	3,205	-	3,388

Net income (loss)	$(1,379)	$5,215	$(5,215)	$(1,379)

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$58,404	$52,607	$-	$111,011

Cost of sales	51,267	41,523	-	92,790

Gross profit	7,137	11,084	-	18,221

Selling, general and administrative expenses	8,442	3,416	-	11,858

Income (loss) from operations	(1,305)	7,668	-	6,363

Foreign exchange transaction gain	-	(44)	-	(44)
Other (income) expense, net	273	(75)	-	198
Equity in subsidiary income	(4,508)	-	4,508	-
Interest expense, net	264	398	-	662
Reorganization expense	1,957	-	-	1,957

Income (loss) before income taxes	709	7,389	(4,508)	3,590

Income tax expense	119	2,881	-	3,000

Net income (loss)	$590	$4,508	$(4,508)	$590

CONSOLIDATING STATEMENTS OF OPERATIONS	Six Months Ended June 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$111,730	$118,628	$-	$230,358

Cost of sales	102,720	92,812	-	195,532

Gross profit	9,010	25,816	-	34,826

Selling, general and administrative expenses	16,284	6,050	-	22,334
Restructuring and facility closure expense	94	-	-	94
(Gain) loss on disposal of assets	(1,977)	72	-	(1,905)

Income (loss) from operations	(5,391)	19,694	-	14,303

Foreign exchange transaction (gain) loss	(21)	169	-	148
Other (income) expense, net	719	(134)	-	585
Equity in subsidiary income	(11,868)	-	11,868	-
Interest expense, net	590	518	-	1,108
Reorganization expense	8,635	-	-	8,635

Income (loss) before income taxes	(3,446)	19,141	(11,868)	3,827

Income tax expense	259	7,273	-	7,532

Net income (loss)	$(3,705)	$11,868	$(11,868)	$(3,705)

CONSOLIDATING STATEMENTS OF OPERATIONS	Six Months Ended June 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$115,267	$108,172	$-	$223,439

Cost of sales	101,070	82,904	-	183,974

Gross profit	14,197	25,268	-	39,465

Selling, general and administrative expenses	17,520	6,426	-	23,946

Income (loss) from operations	(3,323)	18,842	-	15,519

Foreign exchange transaction gain	-	(271)	-	(271)
Other (income) expense, net	1,066	(132)	-	934
Equity in subsidiary income	(11,630)	-	11,630	-
Interest expense, net	9,373	237	-	9,610
Reorganization expense	13,942	-	-	13,942

Income (loss) before income taxes	(16,074)	19,008	(11,630)	(8,696)

Income tax expense	186	7,378	-	7,564

Net income (loss)	$(16,260)	$11,630	$(11,630)	$(16,260)

CONSOLIDATING BALANCE SHEETS	June 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$-	$-	$-	$-
Accounts receivable, net of allowances	26,503	42,767	-	69,270
Inventories	43,673	24,229	-	67,902
Prepaid expenses	3,636	301	-	3,937

Total current assets	73,812	67,297	-	141,109

Property, plant and equipment, net	135,244	96,325	-	231,569
Goodwill	2,403	5,900	-	8,303
Investment in subsidiaries	92,430	-	(92,430)	-
Other intangible assets, net	1,077	952	-	2,029
Other long-term assets	3,064	1,597	-	4,661
Intercompany accounts receivables	54	1	(55)	-
Total assets	$308,084	$172,072	$(92,485)	$387,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$3,153	$1,513	$-	$4,666
Accounts payable	11,227	8,805	(3)	20,029
Accrued liabilities	16,248	7,111	-	23,359
Accrued income taxes payable	474	17,539	-	18,013
Deferred income taxes	-	248	-	248

Total current liabilities not subject to compromise	31,102	35,216	(3)	66,315

Long-term liabilities:
Intercompany accounts payable	-	52	(52)	-
Deferred income taxes	2,107	15,973	-	18,080
Other long-term liabilities	18,437	28,401	-	46,838

Total long-term liabilities not subject to compromise	20,544	44,426	(52)	64,918

Liabilities subject to compromise	365,329	-	-	365,329

Total liabilities	416,975	79,642	(55)	496,562

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(178,413)	82,328	(82,328)	(178,413)
Accumulated other comprehensive income	4,054	6,278	(6,278)	4,054
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(108,891)	92,430	(92,430)	(108,891)
Total liabilities and stockholders’ equity (deficit)	$308,084	$172,072	$(92,485)	$387,671

CONSOLIDATING BALANCE SHEETS
	December 31, 2004
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash (overdraft)	$(239)	$1,433	$-	$1,194
Accounts receivable, net of allowances	22,804	38,312	-	61,116
Inventories	44,517	29,133	-	73,650
Prepaid expenses	3,930	409	-	4,339
Intercompany accounts receivables	-	226	(226)	-

Total current assets	71,012	69,513	(226)	140,299

Property, plant and equipment, net	140,193	108,660	-	248,853
Goodwill, net	2,542	6,625	-	9,167
Investment in subsidiaries	99,453	-	(99,453)	-
Other intangible assets, net	1,581	1,048	-	2,629
Other long-term assets	3,064	1,794	-	4,858
Total assets	$317,845	$187,640	$(99,679)	$405,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,628	$-	$-	$2,628
Accounts payable	8,048	16,241	(226)	24,063
Accrued liabilities	13,112	8,157	-	21,269
Accrued income taxes payable	761	14,697	-	15,458
Deferred income taxes	-	279	-	279

Total current liabilities not subject to compromise	24,549	39,374	(226)	63,697

Long-term liabilities:
Deferred income taxes	10,564	17,933	-	28,497
Other long-term liabilities	17,908	30,880	-	48,788

Total long-term liabilities not subject to compromise	28,472	48,813	-	77,285

Liabilities subject to compromise	366,700	-	-	366,700

Total liabilities	419,721	88,187	(226)	507,682

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(174,708)	78,318	(78,318)	(174,708)
Accumulated other comprehensive income	7,364	17,311	(17,311)	7,364
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(101,876)	99,453	(99,453)	(101,876)
Total liabilities and stockholders’ equity (deficit)	$317,845	$187,640	$(99,679)	$405,806

CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(3,705)	$11,868	$(11,868)	$(3,705)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,027	3,239	-	10,266
(Gain) loss on disposal of assets	(1,977)	72	-	(1,905)
Equity in subsidiary income	(11,868)	-	11,868	-
Deferred income taxes	(7)	-	-	(7)
Reorganization expense	8,635	-	-	8,635
Net cash used for reorganization items	(6,041)	-	-	(6,041)
Changes in operating assets and liabilities:
Accounts receivable	(3,699)	(9,189)	-	(12,888)
Inventories	844	1,827	-	2,671
Prepaid expenses	294	67	-	361
Other long-term assets	-	1	-	1
Accounts payable	2,573	(5,769)	-	(3,196)
Accrued liabilities	1,078	(163)	-	915
Accrued income taxes payable	(287)	4,729	-	4,442
Other long-term liabilities	1,269	954	-	2,223
Intercompany accounts, net	(19)	19	-	-

Net cash provided by (used in) operating activities	(5,883)	7,655	-	1,772

Cash flows from investing activities:
Additions to property, plant and equipment	(1,238)	(2,751)	-	(3,989)
Increase in other intangible assets	-	(144)	-	(144)
Proceeds from sale of assets	2,201	42	-	2,243

Net cash provided by (used in) investing activities	963	(2,853)	-	(1,890)

Cash flows from financing activities:
Net borrowings under revolving credit line	525	1,609	-	2,134
Repayment of debt	(2,014)	-	-	(2,014)
Dividend, net	7,858	(7,858)	-	-
Debt issuance costs	(336)	-	-	(336)

Net cash provided by (used in) financing activities	6,033	(6,249)	-	(216)

Effect of exchange rate changes in cash	(874)	14	-	(860)

Net increase (decrease) in cash	239	(1,433)	-	(1,194)

Cash (overdraft) at beginning of period	(239)	1,433	-	1,194

Cash at end of period	$-	$-	$-	$-

CONSOLIDATING STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(16,260)	$11,630	$(11,630)	$(16,260)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,359	2,519	-	8,878
Amortization of bond discount	43	-	-	43
Equity in subsidiary income	(11,630)	-	11,630	-
Deferred income taxes	2	-	-	2
Reorganization expense	13,942	-	-	13,942
Net cash used for reorganization items	(2,918)	-	-	(2,918)
Changes in operating assets and liabilities:
Accounts receivable	(6,061)	(8,391)	-	(14,452)
Inventories	(4,883)	2,522	-	(2,361)
Prepaid expenses	(1,058)	(204)	-	(1,262)
Other long-term assets	116	-	-	116
Accounts payable	5,302	1,472	-	6,774
Accrued liabilities	12,501	522	-	13,023
Accrued income taxes payable	(437)	(2,525)	-	(2,962)
Other long-term liabilities	(115)	311	-	196

Net cash provided by (used in) operating activities	(5,097)	7,856	-	2,759

Cash flows from investing activities:
Additions to property, plant and equipment	(1,813)	(3,618)	-	(5,431)

Net cash used in investing activities	(1,813)	(3,618)	-	(5,431)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(2,753)	13,584	-	10,831
Repayment of debt	(1,725)	-	-	(1,725)
Net borrowings (repayments) under intercompany notes	8,823	(8,457)	(366)	-
Dividend, net	12,051	(11,885)	(166)	-
Debt issuance costs	(280)	-	-	(280)
Debt issuance costs due to reorganization	(350)	-	-	(350)

Net cash provided by (used in) financing activities	15,766	(6,758)	(532)	8,476

Effect of exchange rate changes in cash	(775)	(96)	532	(339)

Net increase (decrease) in cash	8,081	(2,616)	-	5,465

Cash (overdraft) at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$7,095	$4,481	$-	$11,576

16.	Subsequent Events

On July 20, 2005, the Bankruptcy Court approved the company’s plan to consolidate its New Jersey operations and reduce its workforce. The plan calls for the closure of the Hughesville, New Jersey, facility, the closure of one of its papermaking production lines at the Warren Glen, New Jersey, site, and for other reductions in selling, general and administrative expenses. The company expects to incur exit costs associated with closing the Hughesville, New Jersey, facility and papermaking production line in Warren Glen, New Jersey, which will include substantial non-cash asset impairment charges as well as cash related restructuring charges. In connection with the consolidation plan, the company will be assessing the recoverability of all of its North American operations long-lived assets in the third quarter of 2005. The company is evaluating the effect this plan will have on the company’s financial position, results of operations, and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appears below, this overview section should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report on Form 10-K/A.

Consolidated net sales for the quarter ended June 30 were $115.6 million in 2005 compared with $111.0 million in 2004, an increase of $4.6 million or 4.1%. Favorable foreign exchange rates increased second-quarter 2005 sales by $2.6 million compared with 2004. Net of currency effects, current year net sales increased by $2.0 million, or 1.8% versus last year.

A consolidated net loss of $1.4 million in the second quarter of 2005 compared with net income of $0.6 million in 2004. The following factors accounted for most of the change in net loss:
•
Income from operations declined by $0.6 million, as lower gross profit ($3.2 million decline) was largely offset by a $1.9 million gain on disposal of assets and lower SG&A expenses ($0.9 million decrease).

•	Reorganization expenses related to chapter 11 increased by $1.1 million to $3.1 million in 2005, from $2.0 million in 2004. The increase was largely due to an increase in professional fees.

Sales from German Operations

Net sales from German operations in the second quarter of 2005 were $57.4 million compared with $52.6 million in the prior-year quarter, an increase of $4.8 million or 9.1%. Excluding the translation effects of a stronger euro, which accounted for $2.5 million in sales for the second quarter compared with the prior-year quarter, sales from German operations grew by $2.3 million, or 4.4%. During the quarter, we made continued gains in most of our German businesses due to a combination of market share gains, geographic growth and the growth of key customers. The primary exception included our nonwoven wallcovering business, which has been negatively affected by weak economic conditions in Germany and rising competitive pressures, particularly in export markets. In addition, in some markets, the combination of pricing pressure and product mix deflated sales levels, despite the overall gain in sales.

Sales from North American Operations

Second quarter 2005 net sales from North American operations were $58.2 million compared with $58.4 million in the prior-year quarter, a decrease of $0.2 million or 0.3%. Our office products business posted modest gains, while publishing/packaging and technical specialties experienced declines.

Second quarter 2005 sales of publishing and packaging products were $26.8 million compared with $27.1 million, a decline of $0.3 million or 1.1% versus the second quarter of 2004. Publishing sales, which represent the majority of the sales in this product family, were nearly even with 2004 levels, due to a stronger educational market (elementary/high-school textbook) and business development growth due to a new product launch, offset by lower sales in legal publishing and with a few individual customers related to issues such as order timing, the weakness of their market position, shifts to competitive materials or technologies and product mix downgrades. In our packaging business, volume driven declines drove lower sales. This business is often driven by large projects, which may be one-time only or which bring strong volume in the launch year and much lower volume in subsequent years, such as DVDs, CDs or new cosmetics lines. In 2004, we benefited from several of these projects that were either nonrecurring or which carry significantly lower demand levels in post-launch years. In addition, normal fluctuations in the receipt of such large one-time or first year projects influence the 2005 versus 2004 quarterly comparisons.

Sales in office products were $18.9 million in the second quarter of 2005 compared with $18.3 million in the same 2004 period, an increase of $0.6 million or 3.3% versus the prior year period. Our office products business posted modest gains due primarily to the benefits of price increases, as well as continued growth in our graphic design/paper merchant business and the strength of a key office products customer experiencing market share gains.

Technical specialties sales were $12.4 million in the second quarter of 2005 compared with $13.0 million in 2004, a decrease of $0.6 million or 4.6%. Stronger sales in printable specialties, building products and scrapbooking were more than offset by weakness in our tape base, art/archival and electrical transformer businesses. The growing product lines were largely related to younger markets fueled by business development opportunities. Weaker markets largely related to mature markets facing substitution by technology, selected cases of market share declines, and, in our tape business, the impact on a number of customers of an adhesive shortage.

Company-wide Data

Gross profit in 2005 was $15.0 million, or 13.0% of sales, compared with $18.2 million, or 16.4% of sales in 2004. The primary factors accounting for the $3.2 million net decrease in gross profit were:
•	Raw material and energy cost increases of $2.2 million, with $1.4 million in higher costs for latex and chemicals, while pulp costs were essentially flat
•	Manufacturing cost increases of $1.3 million including temporary equipment downtime, repairs, and related inefficiencies
•	Additional depreciation expenses of $1.4 million due, in large part, to accelerated depreciation of manufacturing software that will be removed from service by the end of 2005
•	Inventory effects of $0.8 million to write down potentially obsolete inventory
•	Price increases and stronger product mix, which increased margins by $2.1 million
•	Foreign currency benefits of $0.4 million due to favorable translation of German and U.K. profits

Selling, general and administrative (SG&A) expenses were $11.0 million in 2005 compared with $11.9 million in 2004, a decrease of $0.9 million or 7.6%. SG&A decreased due to lower information technology maintenance costs and professional services.

Restructuring and facility closure expenses of $0.1 million were recorded in 2005, recognizing costs to close a foreign sales office.

Gains of $1.9 million on disposal of assets were due to the sale of an idle facility in Rochester, Michigan, in the second quarter of 2005.

Foreign exchange transaction gains in 2005 were $0.1 million, compared with an immaterial gain in 2004. These gains arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expense, net, was $0.3 million in 2005 compared with $0.2 million in 2004.

Interest expense decreased to $0.5 million in 2005 from $0.7 million in 2004, primarily due to the lower outstanding net borrowings during the quarter.

Reorganization expenses related to the chapter 11 proceedings were $3.1 million in 2005 for professional fees and accruals for key employee retention payments. In 2004 the company recorded reorganization expenses of $2.0 million for similar expenses.

Income taxes were $3.4 million in 2005 and $3.0 million in 2004. Tax expenses relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The net loss in 2005 was $1.4 million, or $0.20 per share, compared with net income in 2004 of $0.6 million, or $0.08 per share, for reasons described previously.

Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004

Consolidated net sales for the six months ended June 30 were $230.4 million in 2005 compared with $223.4 million in 2004, an increase of $7.0 million or 3.1%. Currency translation increased year-to-date 2005 sales by $5.5 million compared with 2004. Net of currency translation, current year net sales increased by $1.5 million, or 0.7% versus last year.

A consolidated net loss of $3.7 million in 2005 compared with a net loss of $16.3 million in 2004. The following factors accounted for most of the $12.6 million reduction in net loss:
•	Interest expense decreased by $8.5 million, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process
•
Reorganization expenses related to chapter 11 decreased by $5.3 million to $8.6 million in 2005, from $13.9 million in 2004. The decrease was primarily due to write-offs in 2004, particularly of deferred financing costs, which were partially offset by higher professional fees in 2005.

•
Income from operations declined by $1.2 million, as lower gross profit ($4.7 million decline) was partially offset by a $1.9 million gain on disposal of assets and lower SG&A expenses ($1.6 million decrease).

Sales from German Operations

Net sales from German operations in the six months ended 2005 were $118.6 million compared with $108.2 million in the prior-year period, an increase of $10.4 million or 9.6%. Excluding the translation effects of a stronger euro, which accounted for $5.3 million in sales for the six-month period in 2005 compared with the prior period, sales from German operations rose by $5.1 million or 4.7%. Gains in nearly all markets, particularly in our filtration and abrasive base businesses, overshadowed smaller declines in our nonwoven wallcovering and coating base businesses.

Sales from North American Operations

Net sales from North American operations were $111.7 million in 2005 compared with $115.3 million in the prior-year period, a decrease of $3.6 million or 3.1%. Modest gains in office products were more than offset by declines in publishing/packaging and technical specialties.

Sales of publishing and packaging products were $48.6 million in the first half of 2005 compared with $50.4 million in same 2004 period, a decline of $1.8 million or 3.6%. Comparisons in our packaging business were negative due largely to strong 2004 comparisons, particularly in media packaging. Publishing sales were slightly with 2004 levels largely due to lower sales in legal publishing, due to a shift toward electronic publishing, and lower trade publishing due to cases of market downgrading, partially offset by a stronger educational market (elementary/high-school textbook) and business development growth due to a new product launch.

Sales in office products were $38.5 million in the first half of 2005 compared with $38.0 million in the same 2004 period, an increase of $0.5 million or 1.3%, primarily due to modest industry improvement, offset by continuing pressures from competitive substitute materials and the market maturity of our paper office supplies segments. Gains were also achieved in market penetration of the graphic design market, due to market and new product development successes.

Technical specialties sales were $24.6 million in 2005 compared with $26.9 million in 2004, a decline of $2.3 million or 8.6%. Sales in most markets for the six-month period were down, reflecting the maturity of our technical/industrial markets, offset slightly by gains in our printable specialties and building materials product lines.

Company-wide Data

Gross profit in 2005 was $34.8 million, or 15.1% of sales, compared with $39.5 million, or 17.7% of sales in 2004. The primary factors accounting for the $4.7 million net decrease in gross profit were:
•	Pulp costs increased by $1.0 million, energy increased by $1.4 million, and other raw materials, especially latex, increased by $2.2 million.
•	Other cost increases of $2.5 million including manufacturing overhead, temporary equipment downtime, repairs, and related inefficiencies.
•	Additional depreciation expenses of $1.4 million largely due to accelerated deprecation of manufacturing software that will be removed from service by the end of 2005
•	Inventory effects of $0.8 million to write down potentially obsolete inventory
•	Volume and price increases, plus a stronger product mix, which increased margins by $3.7 million
•	Foreign currency benefits of $0.8 million due to favorable translation of German and U.K. profits

Selling, general and administrative (SG&A) expenses were $22.3 million in 2005 compared with $23.9 million in 2004, a decrease of $1.6 million or 6.7%. SG&A expenses decreased due to lower information technology maintenance costs and professional services.

Restructuring and facility closure expenses of $0.1 million were recorded in 2005, recognizing costs to close a foreign sales office.

Gains of $1.9 million on disposal of assets were due to the sale of an idle facility in Rochester, Michigan, in the second quarter of 2005.

Foreign exchange transaction losses in 2005 were $0.1 million, compared with a foreign exchange transaction gain of $0.3 million in 2004. These gains and losses arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expense, net, was $0.6 million in 2005 compared with $0.9 million in 2004.

Interest expense decreased to $1.1 million in 2005 from $9.6 million in 2004, primarily due to the cessation of interest expense accruals on the senior notes beginning on March 30, 2004, related to the bankruptcy proceedings, and to a lesser extent, lower outstanding net borrowings during the second quarter of 2005.

Reorganization expenses related to the chapter 11 proceedings were $8.6 million in 2005 for professional fees and accruals for key employee retention payments. In 2004 the company recorded reorganization expenses of $13.9 million for professional fees and accruals for key employee retention payments as well as the write-off of $1.2 million in unamortized bond discount and $8.8 million of deferred financing costs related to the senior notes.

Income taxes were $7.5 million in 2005 and $7.6 million in 2004. Tax expenses relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The net loss in 2005 was $3.7 million, or $0.52 per share, compared with a net loss in 2004 of $16.3 million, or $2.30 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See Note 1, Notes to Condensed Consolidated Financial Statements for further information. The chapter 11 proceedings have had material effects on the company’s liquidity including $19.0 million of cash reorganization expenses to date since the filing, which were partially offset by avoided interest payments of approximately $42.7 million that would have been payable under the senior notes in 2004 and 2005.

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

The company has negotiated to extend the current DIP facility and the German credit facility provided by GE Commercial Finance until December 31, 2005, to accommodate the potential continuation of chapter 11 proceedings beyond the original terms of these facilities. In the unlikely event of further delay, the company expects to be able to extend these facilities through the balance of the chapter 11 process.

Exit from chapter 11 will occur as soon as a new plan of reorganization is approved by the Bankruptcy Court. The company cannot guarantee that a plan of reorganization will be approved before the facilities expire on their extended terms. See Note 1, Notes to Condensed Consolidated Financial Statements.

Despite the lack of final approval of a plan of reorganization by the Bankruptcy Court, the company believes that cash flow from operations, plus existing cash balances and amounts that will be available to us under the credit facilities, will be sufficient to fund our capital requirements, debt service and working capital needs during the remainder of the chapter 11 case and throughout 2005. Upon the company’s emergence from chapter 11, we expect our liquidity position to be further strengthened. Under the post-emergence capital structure, interest payments will be substantially lower than pre-chapter 11 levels and lower than the restructuring expenses incurred throughout the chapter 11 process.

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2005 and 2004 (in thousands):

Net cash provided by (used in):	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Operating activities	$1,772	$2,759
Investing activities	(1,890)	(5,431)
Financing activities	(216)	8,476
Effect of exchange rates on cash	(860)	(339)
Net increase (decrease) in cash	$(1,194)	$5,465

Cash provided by operating activities was $1.8 million in 2005 compared to $2.8 million in 2004. Major changes in cash flow included:
•
Net losses in 2005 were $3.7 million compared to $16.3 million in 2004, decreasing by $12.6 million. The decrease was largely due to lower reorganization expense of $5.3 million and reduced interest expense of $8.5 million, both due to the chapter 11 process.

•
Accounts receivable in the first six months increased by $12.9 million in 2005 and $14.5 million in 2004 due to seasonally strong second quarter sales in Germany and North America compared with relatively weak fourth quarter sales. Overall accounts receivable quality remains high.

•
Non-cash items included depreciation and amortization of $10.3 million in 2005 and $8.9 million in 2004, the increase largely due to the accelerated depreciation of manufacturing software that will be removed from service in 2005.

•	Accounts payable decreased by $3.2 million in 2005 mainly due to decreased German spending in December 2004. Accounts payable rose by $6.8 million in 2004 due to timing and payments of purchases.

Cash used in investing activities was $1.9 million in 2005, $4.0 million for capital expenditures less proceeds of $2.2 million from the sale of assets and a minimal increase in other intangibles. Capital expenditures were $5.4 million in 2004.

Cash used in financing activities was $0.2 million in 2005 and cash provided by financing activities was $8.5 million in 2004.

During 2005:
•	Net borrowings under the revolving credit facility were $2.1 million
•	The company repaid $2.0 million of long-term debt
•	Debt issuance costs for credit facilities were $0.3 million

During 2004:
•	Net borrowings under the revolving credit facility were $10.8 million
•	The company repaid $1.7 million of long-term debt
•	Debt issuance costs for credit facilities were $0.6 million

Foreign exchange rates effectively decreased cash in 2005 by $0.9 million and by $0.3 million in 2004.

Our capital expenditure budget for 2005 is approximately $23.3 million. For the first six months of 2005, capital expenditures were $4.0 million. Based on these expenditure levels and the delayed implementation of an anticipated German capacity expansion, we do not expect spending to approach budgeted levels.

The filing of the chapter 11 petitions will relieve the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April and October since the March 30, 2004, filing date. Pending the filing of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at June 30, 2005 (in millions):

	2005	2006-2008	2009-2011	Thereafter	Total
Long-term debt (2)	$1.6	$104.9	$230.0	$-	$336.5
Letters of credit	9.8	-	-	-	9.8
Operating leases	1.1	2.7	0.1	0.1	4.0
Sale-leaseback (2)	1.5	-	-	-	1.5
Forward purchase contracts	1.0	-	-	-	1.0
Benefit plan obligations (3)	1.3	9.0	11.0	11.6	32.9
	$16.3	$116.6	$241.1	$11.7	$385.7

(1) July 1 through December 31, 2005
(2) Obligations exclude interest costs.
(3) Related benefit plan obligations at June 30, 2005, were $46.5 million.

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

Long-term Debt

As of June 30, 2005, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at June 30, 2005, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the remaining $1.2 million unamortized portion of the discount.

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

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of June 30, 2005 (in millions):

	North America*	Germany	Combined
Borrowing base	$24.2	$40.0	$64.2
Less:reserves against availability	(4.6)	-	(4.6)
Net availability	19.6	40.0	59.6
Less:outstanding borrowings	(3.2)	(1.5)	(4.7)
letters of credit	(9.8)	-	(9.8)
Unused borrowing capacity	$6.6	$38.5	$45.1

* The maximum North America borrowing base is $30.0 million; however, as of June 30, 2005, the borrowing base was $24.2 million due to working capital and plant, property and equipment that form the borrowing base.

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

On June 30, 2005, $1.1 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On June 30, 2005, $5.4 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. FiberMark has continued to make monthly payments while in chapter 11 and has proposed in its Amended Plan of Reorganization that monthly payments replace the balloon payment that would otherwise be due upon emergence. At June 30, 2005, the balance outstanding on the capital lease was $1.5 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

The DIP Facility and the amended and restated facility for our German operations both require the company to certify covenant compliance 45 days after a quarter end and submit year end audited financial statements within 90 days. The company was in compliance with this requirement at June 30, 2005.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. Since December 31, 2002, the company has been in violation of this covenant but has obtained a permanent waiver of default from the lender.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $338.0 million to liabilities subject to compromise at June 30, 2005.

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

Impairment of Goodwill and Other Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology and our operating results are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. No events occurred that would impair goodwill or long-lived assets for the three and six month periods ended June 30, 2005 and 2004, respectively. However, on July 20, 2005, the Bankruptcy Court approved the company’s plan to consolidate its New Jersey operations and reduce its workforce. See Note 16, Notes to Condensed Consolidated Financial Statements. The company expects to incur asset impairment charges associated with this plan.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. There was no significant impact to the condensed consolidated financial statements relating to SFAS 146 for the three and six months ended June 30, 2005 and 2004, respectively.

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

Accounting in Reorganization under Bankruptcy

The condensed consolidated financial statements have been prepared in accordance with SOP 90-7 which requires pre-petition liabilities that are subject to compromise to be separately reported on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claim, even if they may be settled for lesser amounts. Additional pre-petition claims (liabilities subject to compromise) may arise due to the allowance of contingent or disputed claims.

New Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Furthermore, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company has completed its evaluation of SFAS No. 151 and determined that there will be no material impact on the results of operations, financial position or cash flows upon adoption.

In December 2004 the FASB issued a revision to FASB Statement No. 123, SFAS No. 123R, Stock-Based Payment, focusing primarily on accounting for transactions in which an organization issues stock options or share-based payments for employee services. SFAS 123R will become effective for the company on January 1, 2006. The company is evaluating the impact this Statement will have on the company's financial position, results of operations and cash flows.

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

In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies the timing and estimation of fair value as it relates to an asset retirement obligation. This Interpretation is effective for fiscal years ending after December 15, 2005. The company is evaluating the impact, if any, this Interpretation will have on its financial position, results of operations and cash flows.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

For example, on March 22, 2005, FiberMark, Inc., withdrew the Plan of Reorganization dated December 17, 2004, on file in its chapter 11 case. The withdrawal became necessary because its three largest bondholders, also members of the Creditors Committee, had not resolved ongoing disagreements among themselves related to corporate governance and control issues involving the reorganized company. As a result, the company could not proceed with confirmation of the Plan. With the disagreements among the bondholders leading to escalating allegations of wrongdoing, including claims trading violations and breaches of fiduciary duties, the Bankruptcy Court on April 19, 2005, ordered an official investigation into the allegations by a court-appointed examiner. On July 8, 2005, the examiner filed his report under seal, as required by court order. Earlier, on June 23, 2005, in accordance with a schedule previously determined by the Bankruptcy Court, the company filed an Amended Plan of Reorganization and Disclosure Statement, and was scheduled to have the Disclosure Statement considered for approval at a hearing to be held on July 20, 2005. With the sealing of the examiner’s report, however, the company was unable to add to the Disclosure Statement any information with respect to the examiner’s conclusion and recommendations. Therefore, the company requested that the Bankruptcy Court expedite proceedings with respect to unsealing the examiner’s report and agreed to a brief deferral of the Disclosure Statement hearing to allow for such proceedings. By orders dated July 21, 2005, the Bankruptcy Court set a hearing to consider the unsealing of the examiner’s report for August 4, 2005, and set a tentative hearing to consider approval of the Disclosure Statement, with any revisions resulting from the decision on unsealing, for September 2, 2005. The Amended Plan of Reorganization may also be revised following the decision on unsealing. The Court has tentatively reserved October 7, 2005, as the hearing to consider confirmation of the Amended Plan, as revised.

The terms of any plan will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict. A continuing delay in obtaining confirmation and implementation of a plan of reorganization may negatively impact the company’s future results.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of June 30, 2005, we had approximately $342.7 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

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

We continue to experience delays in realizing the expected cost savings related to our site closures and facility consolidations. While some of these savings have been realized, they have been achieved more slowly than expected due to offsetting inefficiencies that we believe are short term in nature. Some consolidation activity was delayed due to the time necessary to effectively implement the transfers, while other activity was delayed in order to postpone associated capital spending given uncertain economic conditions and the delay in emerging from chapter 11. In addition, the cost reduction program approved by the Court in July, is expected to provide further cost savings. Failing to achieve these expected cost savings would adversely affect our results of operations.

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the June 30, 2005, outstanding borrowing under the credit facility of $4.7 million, the impact of a 1% increase in the interest rates would be less than $0.1 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FiberMark has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to FiberMark and its subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). These officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and such officers necessarily apply their judgment in evaluating the company’s disclosure controls and procedures. Based on this evaluation as of June 30, 2005, our chief executive officer and our chief financial officer concluded that our internal controls and procedures were effective at the reasonable assurance level, except as described below.

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

The evaluation of internal controls is subjective and involves judgment. We believe the areas in our internal control cited by KPMG LLP with respect to the review and analysis process and accounting for foreign currency transactions that required improvements as of that time have since been substantially corrected. Significant improvements were made during 2004 and are continuing in 2005 in internal controls over financial reporting, including processes related to account reconciliations, account analysis, supporting documentation and technical accounting issues. During the first and second quarters of 2005, the company took measures to correct these material weaknesses including enhancement of financial systems and resources to provide more timely financial information and analysis. Additionally, the company has implemented monthly analysis and accounting for foreign currency transactions.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 12, 2005
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: August 12, 2005	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FiberMark, Inc.

Date: August 12, 2005	By:	/s/ Craig D. Thiel

Craig D. Thiel Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer dated August 12, 2005 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the “company”) on Form 10-Q for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E. Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: August 12, 2005	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: August 12, 2005	/s/ John E. Hanley

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2005	/s/ Alex Kwader

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2005	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)