Form 10-Q
period 2005-09-30
FIBERMARK INC
filed 2005-11-14
CIK 887591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

        The registrant had 7,066,226 shares of FiberMark common stock outstanding as of November 1, 2005.

FIBERMARK, INC.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Three Months Ended September 30, 2005 and 2004 (In thousands, except per share amounts) Unaudited

	2005	2004

Net sales	$106,979	$107,748

Cost of sales	93,949	93,289

Gross profit	13,030	14,459

Selling, general and administrative expenses	9,117	10,037
Restructuring and facility closure expense (reversal)	11,446	(209)
Gain on disposal of assets	(317)	-
Asset impairment charge	46,557	-

Income (loss) from operations	(53,773)	4,631

Foreign exchange transaction gain	(292)	(211)
Other (income) expense, net	(209)	225
Interest expense, net (excluding post-petition contractual interest of $8,525 in both 2005 and 2004)	327	549
Reorganization expense	4,098	6,477

Loss before income taxes	(57,697)	(2,409)

Income tax expense	1,940	2,248

Net loss	$(59,637)	$(4,657)

Basic loss per share	$(8.44)	$(0.66)

Diluted loss per share	$(8.44)	$(0.66)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Operations Nine Months Ended September 30, 2005 and 2004 (In thousands, except per share amounts) Unaudited

	2005	2004

Net sales	$337,337	$331,187

Cost of sales	289,481	277,263

Gross profit	47,856	53,924

Selling, general and administrative expenses	31,451	33,983
Restructuring and facility closure expense (reversal)	11,540	(209)
Gain on disposal of assets	(2,222)	-
Asset impairment charge	46,557	-

Income (loss) from operations	(39,470)	20,150

Foreign exchange transaction gain	(144)	(482)
Other expense, net	376	1,159
Interest expense, net (excluding post-petition contractual interest of $25,575 and $17,142 in 2005 and 2004, respectively)	1,435	10,159
Reorganization expense	12,733	20,419

Loss before income taxes	(53,870)	(11,105)

Income tax expense	9,472	9,812

Net loss	$(63,342)	$(20,917)

Basic loss per share	$(8.96)	$(2.96)

Diluted loss per share	$(8.96)	$(2.96)

Weighted average basic shares outstanding	7,066	7,066
Weighted average diluted shares outstanding	7,066	7,066

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts) Unaudited

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$13,624	$1,194
Accounts receivable, net of allowances	62,301	61,116
Inventories	68,570	73,650
Prepaid expenses	3,964	4,339

Total current assets	148,459	140,299

Property, plant and equipment, net	173,844	248,853
Goodwill	8,253	9,167
Other intangible assets, net	3,007	2,629
Other long-term assets	5,718	4,858

Total assets	$339,281	$405,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$5,613	$2,628
Accounts payable	24,447	24,063
Accrued liabilities	27,138	21,269
Accrued income taxes payable	18,802	15,458
Deferred income taxes	247	279

Total current liabilities not subject to compromise	76,247	63,697

Long-term liabilities:
Deferred income taxes	17,786	28,497
Other long-term liabilities	47,208	48,788

Total long-term liabilities not subject to compromise	64,994	77,285

Liabilities subject to compromise	366,573	366,700

Total liabilities	507,814	507,682

Stockholders’ deficit:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, and none issued	-	-
Series A Junior participatory preferred stock, par value $.001;
7,066 shares authorized, and none issued	-	-
Common stock, par value $.001 per share; 20,000,000 shares authorized
7,070,026 shares issued and 7,066,226 shares outstanding in 2005 and 2004	7	7
Additional paid-in capital	65,496	65,496
Accumulated deficit	(238,050)	(174,708)
Accumulated other comprehensive income	4,049	7,364
Less treasury stock, 3,800 shares at cost in 2005 and 2004	(35)	(35)

Total stockholders’ deficit	(168,533)	(101,876)

Total liabilities and stockholders’ deficit	$339,281	$405,806

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC. Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004 (In thousands) Unaudited

	2005	2004

Cash flows from operating activities:
Net loss	$(63,342)	$(20,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,968	13,234
Amortization of bond discount	-	42
Gain on disposal of assets Asset impairment charges	(2,222) 55,884	(482) -
Deferred income taxes	76	2
Reorganization expense	12,733	20,419
Net cash used for reorganization items	(8,382)	(8,760)
Changes in operating assets and liabilities:
Accounts receivable	(5,723)	(11,598)
Inventories	1,852	(5,465)
Prepaid expenses	340	(1,515)
Other long-term assets	(1,063)	(138)
Accounts payable	2,228	3,897
Accrued liabilities	2,653	13,986
Accrued income taxes payable	5,297	(2,540)
Other long-term liabilities	5,090	372

Net cash provided by operating activities	20,389	537

Cash flows used for investing activities:
Additions to property, plant and equipment	(7,396)	(8,859)
Increase in other intangible assets	(248)	-
Proceeds from sale of assets	2,662	683

Net cash used in investing activities	(4,982)	(8,176)

Cash flows from financing activities:
Net borrowings under revolving credit line	2,985	6,776
Repayment of debt	(3,142)	(3,012)
Debt issuance costs	(1,272)	(772)
Debt issuance costs due to reorganization	-	(75)

Net cash provided by (used in) financing activities	(1,429)	2,917

Effect of exchange rate changes on cash	(1,548)	(457)

Net increase (decrease) in cash	12,430	(5,179)

Cash at beginning of period	1,194	6,111

Cash at end of period	$13,624	$932

Supplemental cash flow information:

Interest paid	$1,111	$1,390
Income taxes paid, net of refunds	$3,651	$12,011

See accompanying notes to condensed consolidated financial statements.

FIBERMARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

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

In order to exit chapter 11 successfully, the Debtors must obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization within 120 days from the date of filing the petition for relief and any extension periods granted by the Bankruptcy Court. By order entered on August 6, 2004, the Bankruptcy Court extended the exclusive proposal period to November 15, 2004. The right of the Debtors to obtain further extensions was limited by the order. The Debtors filed a proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on November 12, 2004. On December 17, 2004, after obtaining approval of the Disclosure Statement by the Bankruptcy Court, a final Plan of Reorganization and Disclosure Statement was submitted to creditors with the unanimous support of the Creditors Committee. However, the three largest bondholders, who were also members of the Creditors Committee, subsequently voted against the Plan because they were unable to reach agreement among themselves as to certain corporate governance and control issues involving the reorganized company. The confirmation hearing regarding the Plan was continued several times to allow these bondholders additional time to resolve their differences. Finally, with the disagreements among the bondholders continuing and preventing confirmation, the Debtors withdrew the Plan on March 22, 2005.

As a result of escalating allegations of wrongdoing among the three largest bondholders, including claims trading violations and breaches of fiduciary duties, the Bankruptcy Court on April 19, 2005 ordered an official investigation into the allegations by a court-appointed examiner.

On June 23, 2005, in accordance with a schedule established by the Bankruptcy Court, in conjunction with the appointment of the examiner, the Debtors filed an Amended Plan of Reorganization and Disclosure Statement, and were scheduled to have the Disclosure Statement considered for approval at a hearing to be held on July 20, 2005.

On June 25, 2005, the company announced a cost reduction initiative, which included the planned closure of two papermaking production lines in New Jersey and other reductions in salary, general and administrative expenses. This plan was subsequently approved by the Bankruptcy Court on July 20, 2005 and will be fully implemented by the end of 2005. Approximately 135 employees are affected by this cost initiative, the majority of whom were based in New Jersey. See Note 10 for further information.

On July 8, 2005, the examiner filed his report under seal, as required by Court order. With the seal continuing in effect as the Debtors moved toward the hearing on July 20, 2005, preventing the Debtors from adding to the Disclosure Statement any information with respect to the examiner’s conclusion and recommendations, the Debtors requested that the Bankruptcy Court expedite proceedings with respect to unsealing the examiner’s report and agreed to a brief deferral of the Disclosure Statement hearing to allow for such proceedings. On August 19, 2005, the Bankruptcy Court ordered the unsealing of the examiner’s report with certain redactions. To reflect the spirit of the report’s recommendations, the Amended Plan and Disclosure Statement were revised and refiled on August 25, 2005, and again on September 8, 2005, in advance of a continued hearing on the Disclosure Statement set for September 9, 2005. Prior to the commencement of the hearing, the Debtors were advised that a tentative settlement of the issues identified by the examiner had been reached among the three largest bondholders. Although the Debtors sought and obtained approval of the Disclosure Statement at the hearing on September 9, 2005, the Court agreed to defer the commencement of the solicitation process to allow the parties time to finalize the settlement. Thereafter, having determined to accept the settlement, the Debtors further revised the Amended Plan and Disclosure Statement to incorporate the settlement and refiled the documents on September 23, 2005, and again on October 20, 2005, in advance of an additional hearing on the Disclosure Statement on October 27, 2005. At that hearing, the Bankruptcy Court approved the revised Disclosure Statement and authorized the Debtors to commence the process of soliciting votes on the revised Amended Plan. A hearing to consider confirmation of the revised Amended Plan is scheduled for December 2, 2005. Although the Debtors currently expect that the revised Amended Plan will be confirmed following the hearing on December 2, 2005, and will become effective pursuant to its terms shortly thereafter, most likely at the beginning of January 2006, they can provide no assurances that the revised Amended Plan will be confirmed, or if confirmed, will become effective.

The terms of any plan finally confirmed will have a material effect on the company’s subsequent liquidity and its long-term and short-term commitments and cash flow, which we cannot now predict. Continuing delay in obtaining confirmation and implementation of a plan of reorganization may negatively impact the company’s future results.

Until the company’s plan has been confirmed and we have emerged from chapter 11, the company cannot predict the full effect of the chapter 11 reorganization process on the company's businesses, the treatment of creditors and equity holders of the respective Debtors under any plan of reorganization finally confirmed, or the exact timing of the Debtors emergence from chapter 11. Although until a plan is approved there is uncertainty as to the treatment of creditors and equity holders, as did all prior plans, the revised Amended Plan provided for, and any subsequent proposed plan is expected to provide for the cancellation of existing equity interests and for reduced recoveries by holders of debt securities. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

To augment its financial flexibility during the chapter 11 process, the Debtors negotiated with GE Commercial Finance, and received final approval from the Bankruptcy Court on April 27, 2004, to enter into a $30 million Debtor-in-Possession revolving credit facility (“DIP Facility”). The 15-month DIP Facility commitment is based on availability from North American assets, including receivables, inventory, and fixed assets, that are calculated on the same basis as the pre-petition facility. The German operations continue to be funded under an amended and restated existing credit facility, which no longer includes the North American borrowing base. Under the two credit agreements, our pro forma borrowing base is substantially the same as the borrowing base under the pre-petition facility. Various covenants and restrictions on our operations under the prior credit facility continue to apply under the DIP Facility without material modification, together with an additional restriction on the amount of funds that can be transferred from our German operations to support North American operations. Both facilities matured on June 30, 2005, but were extended through the end of 2005, with a subsequent extension to be obtained through January 31, 2006, to accommodate any potential delay in emergence from chapter 11. It is anticipated that the Debtors will enter into new exit financing facilities to replace the DIP and German revolving credit facilities in conjunction with the implementation of a confirmed plan of reorganization.

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

The potential adverse publicity associated with the filing and the continuing chapter 11 proceedings, and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the company to attract, retain and compensate key employees and to retain all employees. By order dated August 6, 2004, the Debtors obtained authorization from the Bankruptcy Court to implement key employee retention and severance plans. The aggregate cost of the retention plan could range up to $3.6 million. Since the chapter 11 filing, $2.7 million has been recorded as reorganization expenses, of which $0.3 million was recorded in 2005. During 2004, $1.1 million was disbursed in accordance with the retention plan. As of September 30, 2005, the company has approximately $1.6 million accrued in accordance with the plan. The cost of the severance plan will depend upon employee terminations. As of September 30, 2005, approximately $0.7 million has been accrued under the severance plan.

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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the company's Annual Report on Form 10-K/A.

The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities in the company's condensed consolidated balance sheets. The caption "liabilities subject to compromise" reflects the company's best current estimate of the amount of pre-petition claims that will be restructured in the company’s chapter 11 cases. In addition, the company's condensed consolidated statements of operations portray the results of operations of the reporting entity during chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization of the company are reported separately as reorganization items. In accordance with SOP 90-7, the company stopped accruing interest expense on its non-amortizing senior notes subsequent to March 30, 2004.

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

The reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the company's reported net loss follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Loss available to common shareholders used in basic diluted loss per share	$(59,637)	$(4,657)	$(63,342)	$(20,917)

Denominator:
Denominator for basic loss per share:
Weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Effect of dilutive securities:
Fixed stock options	*	*	*	*

Denominator for diluted loss per share:
Adjusted weighted average shares	7,066,226	7,066,226	7,066,226	7,066,226

Basic loss per share	$(8.44)	$(0.66)	$(8.96)	$(2.96)

Diluted loss per share	$(8.44)	$(0.66)	$(8.96)	$(2.96)

*
The average closing stock price of our common stock during the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, was less than the exercise price on all options outstanding during those periods. Therefore, there were no incremental shares to be considered in the diluted loss per share calculation for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004. In the periods where losses were incurred, no incremental shares were included because the effect would be anti-dilutive.

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

No stock options were granted under the plans during the three and nine months ended September 30, 2005 and 2004. Had compensation expense for the company’s stock option awards been determined based on the fair value at the grant date for awards granted after 1994 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(59,637)	$(4,657)	$(63,342)	$(20,917)
Total stock based employees compensation determined under fair value method	$(62)	$(112)	$(188)	$(336)
Net loss, pro forma	$(59,699)	$(4,769)	$(63,530)	$(21,253)

Basic loss per share, as reported	$(8.44)	$(0.66)	$(8.96)	$(2.96)
Basic loss per share, pro forma	$(8.45)	$(0.67)	$(8.99)	$(3.01)

Diluted loss per share, as reported	$(8.44)	$(0.66)	$(8.96)	$(2.96)
Diluted loss per share, pro forma	$(8.45)	$(0.67)	$(8.99)	$(3.01)

6.	Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2005 and 2004, consists of net loss and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss Minimum pension liability adjustment	$(59,637) 529	$(4,657) -	$(63,342) 529	$(20,917) -
Currency translation adjustment, net	(534)	(1,379)	(3,844)	(2,572)
Comprehensive loss	$(59,642)	$(6,036)	$(66,657)	$(23,489)

7.	Inventories

Inventories at September 30, 2005 and December 31, 2004, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw material	$18,164	$20,745
Work in progress	25,183	25,048
Finished goods	18,135	20,159
Finished goods on consignment	3,059	3,443
Stores inventory	2,934	2,920
Operating supplies	1,095	1,335
Total inventories	$68,570	$73,650

8.	Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of other intangible assets as of September 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Amortizable intangible assets:

Debt issue costs	$4,409	$2,380	$2,934	$1,561
Acquired technology	846	846	116	84
Other	1,746	1,930	944	882

Total amortizable intangible assets	$7,001	$5,156	$3,994	$2,527

The total intangible amortization expense for the three months ended September 30, 2005 and 2004 was $57,000 and $305,000, and for the nine months ended September 30, 2005 and 2004 was $1,021,000 and $1,491,000.

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

For the period ended September 30, 2005, the company had $8,253,000 of goodwill, which is all associated with foreign entities. The change in goodwill for the nine months ended September 30, 2005, is the result of exchange rate fluctuations upon the consolidation of the foreign subsidiaries.

9.	Segment Information:

The following table categorizes net sales in each product family into the appropriate operating segment
(in thousands):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$20,122	$20,122	$-	$20,616	$20,616
Publishing and packaging	-	24,576	24,576	-	24,938	24,938
Technical specialties	50,557	11,724	62,281	47,924	14,270	62,194

	$50,557	$56,422	$106,979	$47,924	$59,824	$107,748

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total
Net sales
Product family
Office products	$-	$58,609	$58,609	$-	$58,587	$58,587
Publishing and packaging	-	73,184	73,184	-	75,369	75,369
Technical specialties	169,185	36,359	205,544	156,096	41,135	197,231

	$169,185	$168,152	$337,337	$156,096	$175,091	$331,187

9. Segment Information (continued):

The following table presents selected financial data for each of our operating segments for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$50,557	$56,422	$106,979	$47,163	$58,865	$106,028
Less: inter-segment net sales	-	-	-	761	959	1,720
Total net sales	$50,557	$56,422	$106,979	$47,924	$59,824	$107,748

Income (loss) from operations	$4,322	$(58,095)	$(53,773)	$6,048	$(1,417)	$4,631

Depreciation and amortization	$1,563	$3,139	$4,702	$1,243	$3,113	$4,356

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Operating Segments			Operating Segments
	German Operations	North American Operations	Total	German Operations	North American Operations	Total

Total sales	$169,203	$168,152	$337,355	$156,096	$175,197	$331,293
Less: inter-segment net sales	(18)	-	(18)	-	(106)	(106)
Total net sales	$169,185	$168,152	$337,337	$156,096	$175,091	$331,187

Income (loss) from operations	$24,016	$(63,486)	$(39,470)	$24,890	$(4,740)	$20,150

Depreciation and amortization	$4,802	$10,166	$14,968	$3,762	$9,472	$13,234

10.	Restructuring and Asset Impairment

On June 24, 2005, the company announced a program to improve the cost structure of its North American Operations, which was approved by the Bankruptcy Court on July 20, 2005. The cost reduction initiative includes the closure of its Hughesville, New Jersey facility and one of its two paper machines in Warren Glen, New Jersey, along with the further reduction of selling, general and administrative expenses. Certain products will be transferred to other facilities with the consolidation process expected to be completed by the fourth quarter of 2005. The initiative also includes the termination of 135 employees.

This event triggered an impairment review of all long-lived assets in the company’s U.S. operations. In accordance with SFAS 144, we determined that the lowest level asset group for which identifiable cash flows were available consisted of the long-lived assets of the combined U.S. operations. Our analysis indicated that the sum of the estimated undiscounted cash flows over the estimated life of the primary assets were less than the carrying value, which resulted in the need to perform a fair market valuation. As a result, we engaged an independent valuation firm to perform a fair market valuation of all tangible fixed assets in the U.S. The valuation firm, using a market value approach, considered factors such as physical and functional obsolescence in determining fair market values. The net book value of assets included in the cost reduction initiative were reduced to their fair market value resulting in the asset write-off of $9.3 million included in restructuring expenses in the third quarter of 2005. The net book value of all other U.S. fixed assets were reduced to their fair market value resulting in the asset impairment charge of $46.6 million in the third quarter of 2005.

In the third quarter of 2005, the company also reversed prior facility closure and restructuring expenses due to the settlement of a contract.

A summary of restructuring and asset impairment charges as of September 30, 2005 follows (in thousands):

	2001 Provision	2005 Provision	2005 Charges and Expenditures	Charges and Uses Since Inception	Balance September 30, 2005

2005 North American cost reduction initiative:
Employee-related expenses:
Severance	$-	$1,813	$(94)	$(94)	$1,719
Other benefits	-	559	(106)	(106)	453
Asset write-offs	-	9,327	(9,327)	(9,327)	-
Other consolidation costs	-	205	(205)	(205)	-
	-	11,904	(9,732)	(9,732)	2,172
2001 Fitchburg Closure:
Contractual obligations	740	-	(364)	(513)	227

	$740	$11,904	$(10,096)	$(10,245)	$2,399

Summary of restructuring and facility closure expense (reversal) (in thousands):
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Provision for 2005 North American cost reduction initiative	$11,810	$-	$11,904	$-
Changes to 2001 facility closure	(364)	-	(364)	-
Changes to 2003 North American restructuring	-	(209)	-	(209)
	$11,446	$(209)	$11,540	$(209)

11. Pension and Post-retirement Benefits

The components of net periodic benefit costs for the three and nine months ended September 30, 2005, and 2004 are as follows (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$324	$337	$104	$91
Interest cost	512	732	205	195
Return on assets	(225)	(339)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	-	-	-
Unrecognized prior service cost	(131)	103	(18)	1
Unrecognized net loss	401	271	54	38
Recognized settlement loss	-	190	-	-
Net periodic benefit cost	$881	$1,294	$345	$325

	Nine Months Ended September 30,
	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$985	$1,015	$311	$274
Interest cost	2,056	2,212	615	586
Return on assets	(974)	(1,017)	-	-
Net amortization & deferrals:
Unrecognized transition obligation	-	1	-	-
Unrecognized prior service cost	75	309	(52)	4
Unrecognized net loss	1,321	818	162	111
Recognized settlement loss	-	570	-	-
Net periodic benefit cost	$3,463	$3,908	$1,036	$975

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

On June 25, 2005, the company announced a cost reduction initiative, which included the planned closure of two papermaking production lines in New Jersey and other reductions in salary, general and administrative expenses. This plan was subsequently approved by the Bankruptcy Court on July 20, 2005 and will be fully implemented by the end of 2005. Approximately 135 employees are affected by this cost initiative, the majority of whom were based in New Jersey. Curtailment costs associated with company-sponsored pension and post-retirement plans that arise from this cost reduction initiative are estimated to be immaterial.

Effective with the chapter 11 filing on March 30, 2004, the company’s Supplemental Executive Retirement Plan (SERP) benefits were frozen, which resulted in $2.1 million of curtailment charges. These curtailment charges have been calculated by the company’s external actuaries and have been recorded in the third quarter of 2005 as reorganization expense.

12. Reorganization

In accordance with SOP 90-7, the company is required to separately identify the reorganization expenses related to the March 30, 2004, chapter 11 filing. Reorganization items in the condensed consolidated and DIP statements of operations for the three and nine months ended September 30, 2005 and 2004 consist of (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Professional fees	$1,365	$4,720
Employee retention, retirement and severance costs	2,733	1,155
Rejection of contractual obligations	-	602
Reorganization expenses	$4,098	$6,477

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Professional fees	$9,670	$7,638
Employee retention, retirement and severance costs	3,063	2,187
Write-off of unamortized bond discount	-	1,217
Write-off of deferred financing costs	-	8,775
Rejection of contractual obligations	-	602
Reorganization expenses	$12,733	$20,419

13. Debtor Financial Information

The three and nine month condensed combined financial statements of the Debtors for 2005 and 2004 are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the company, which are eliminated in the condensed consolidated financial statements.

Condensed Combined Statements of Operations (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net sales	$51,566	$55,737

Cost of sales	46,847	49,405

Gross profit	4,719	6,332

Selling, general and administrative expenses	5,966	8,336
Restructuring and facility closure expense (reversal)	11,446	(209)
Gain on disposal of assets	(314)	-
Asset impairment charge	46,557	-

Loss from operations	(58,936)	(1,795)

Foreign exchange transaction loss	7	-
Other (income) expense, net	(121)	148
Equity in income from subsidiaries	(3,324)	(3,909)
Interest expense, net	41	146
Reorganization expense	4,098	6,477

Loss before income taxes	(59,637)	(4,657)

Income tax expense	-	-

Net loss	$(59,637)	$(4,657)

Condensed Combined Statements of Operations (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net sales	$154,581	$163,630

Cost of sales	142,919	144,159

Gross profit	11,662	19,471

Selling, general and administrative expenses	21,200	25,484
Restructuring and facility closure expense (reversal)	11,540	(209)
Gain on disposal of assets	(2,291)	-
Asset impairment charge	46,557	-

Loss from operations	(65,344)	(5,804)

Foreign exchange transaction gain	(9)	-
Other expense, net	599	1,221
Equity in income from subsidiaries	(15,804)	(15,864)
Interest expense, net	479	9,337
Reorganization expense	12,733	20,419

Loss before income taxes	(63,342)	(20,917)

Income tax expense	-	-

Net loss	$(63,342)	$(20,917)

Condensed Combined Balance Sheets (in thousands):

ASSETS	September 30, 2005	December 31, 2004
Current assets:
Cash	$-	$-
Accounts receivable, net of allowances	19,792	19,618
Inventories	41,333	41,946
Prepaid expenses	3,515	3,733

Total current assets	64,640	65,297

Property, plant and equipment, net	75,082	138,115
Intercompany receivables	3,731	3,583
Investment in subsidiaries	102,797	107,151
Other intangible assets, net	2,002	1,581
Other long-term assets	4,113	3,064

Total assets	$252,365	$318,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit line	$5,613	$2,628
Accounts payable	9,340	10,047
Accrued liabilities	18,727	12,608
Accrued income taxes payable	227	323

Total current liabilities not subject to compromise	33,907	25,606

Long-term liabilities:
Intercompany payables	231	-
Deferred income taxes	1,698	-
Other long-term liabilities	18,489	28,361

Total long-term liabilities not subject to compromise	20,418	28,361

Liabilities subject to compromise	366,573	366,700

Total liabilities	420,898	420,667

Stockholders’ deficit	(168,533)	(101,876)

Total liabilities and stockholders’ deficit	$252,365	$318,791

Condensed Combined Statements of Cash Flows (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net cash provided by (used in) operating activities	$1,676	$(3,419)
Net cash used for reorganization items	(8,382)	(8,760)
Net cash provided by (used in) investing activities	582	(1,088)
Net cash provided by financing activities	6,429	14,262
Effect of exchange rates on cash	(305)	(995)
Increase in cash and cash equivalents	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Liabilities subject to compromise in the condensed consolidated and DIP balance sheets consist of the following items as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Accounts payable	$6,903	$6,861
Accrued liabilities (including accrued interest)	16,525	16,129
Long-term debt	336,863	340,005
Other long-term liabilities	6,282	3,705
Liabilities subject to compromise	$366,573	$366,700

In accordance with SOP 90-7, the company stopped accruing interest on the senior non-amortizing notes as of the March 30, 2004, chapter 11 filing date. The amount of interest that would have been accrued from the filing date to the end of the third quarter of 2005 was $51.2 million.

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

On September 30, 2005, $1.0 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On September 30, 2005, $4.7 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. FiberMark has continued to make monthly payments while in chapter 11 and has proposed in its Amended Plan of Reorganization that monthly payments replace the balloon payment that would otherwise be due upon emergence. At September 30, 2005, the balance outstanding on the capital lease was $1.2 million. The Debtors have made the monthly post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

The amended and restated German facility requires that the company maintain a specified EBITDA level. The company was in violation of this covenant at September 30, 2005, but has obtained a waiver of default from the lender. All covenants associated with the DIP facility were in compliance as of September 30, 2005.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. Since December 31, 2002, the company has been in violation of this covenant but has obtained a permanent waiver of default from the lender.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $336.9 million to liabilities subject to compromise at September 30, 2005.

15.	Consolidating Financial Statements

Below are consolidating statements of operations for the three and nine months ended September 30, 2005 and 2004, and statements of cash flow for the nine months ended September 30, 2005 and 2004, and consolidating balance sheets as of September 30, 2005 and December 31, 2004 (in thousands):

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$56,422	$50,557	$-	$106,979

Cost of sales	50,397	43,552	-	93,949

Gross profit	6,025	7,005	-	13,030

Selling, general and administrative expenses	6,431	2,686	-	9,117
Restructuring and facility closure expense	11,446	-	-	11,446
Gain on disposal of assets	(314)	(3)	-	(317)
Asset impairment charge	46,557	-	-	46,557

Income (loss) from operations	(58,095)	4,322	-	(53,773)

Foreign exchange transaction (gain) loss	3	(295)	-	(292)
Other income, net	(120)	(89)	-	(209)
Equity in subsidiary income	(2,793)	-	2,793	-
Interest expense, net	124	203	-	327
Reorganization expense	4,098	-	-	4,098

Income (loss) before income taxes	(59,407)	4,503	(2,793)	(57,697)

Income tax expense	230	1,710	-	1,940

Net income (loss)	$(59,637)	$2,793	$(2,793)	$(59,637)

CONSOLIDATING STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$59,824	$47,924	$-	$107,748

Cost of sales	53,527	39,762	-	93,289

Gross profit	6,297	8,162	-	14,459

Selling, general and administrative expenses	7,923	2,114	-	10,037
Restructuring and facility closure reversal	(209)	-	-	(209)

Income (loss) from operations	(1,417)	6,048	-	4,631

Foreign exchange transaction gain	-	(211)	-	(211)
Other (income) expense, net	245	(20)	-	225
Equity in subsidiary income	(3,755)	-	3,755	-
Interest expense, net	235	314	-	549
Reorganization expense	6,477	-	-	6,477

Income (loss) before income taxes	(4,619)	5,965	(3,755)	(2,409)

Income tax expense	38	2,210	-	2,248

Net income (loss)	$(4,657)	$3,755	$(3,755)	$(4,657)

CONSOLIDATING STATEMENTS OF OPERATIONS	Nine Months Ended September 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$168,152	$169,185	$-	$337,337

Cost of sales	153,117	136,364	-	289,481

Gross profit	15,035	32,821	-	47,856

Selling, general and administrative expenses	22,715	8,736	-	31,451
Restructuring and facility closure expense	11,540	-	-	11,540
(Gain) loss on disposal of assets	(2,291)	69	-	(2,222)
Asset impairment charge	46,557	-	-	46,557

Income (loss) from operations	(63,486)	24,016	-	(39,470)

Foreign exchange transaction gain	(18)	(126)	-	(144)
Other (income) expense, net	599	(223)	-	376
Equity in subsidiary income	(14,661)	-	14,661	-
Interest expense, net	714	721	-	1,435
Reorganization expense	12,733	-	-	12,733

Income (loss) before income taxes	(62,853)	23,644	(14,661)	(53,870)

Income tax expense	489	8,983	-	9,472

Net income (loss)	$(63,342)	$14,661	$(14,661)	$(63,342)

CONSOLIDATING STATEMENTS OF OPERATIONS	Nine Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Net sales	$175,091	$156,096	$-	$331,187

Cost of sales	154,597	122,666	-	277,263

Gross profit	20,494	33,430	-	53,924

Selling, general and administrative expenses	25,443	8,540	-	33,983
Restructuring and facility closure reversal	(209)	-	-	(209)

Income (loss) from operations	(4,740)	24,890	-	20,150

Foreign exchange transaction gain	-	(482)	-	(482)
Other (income) expense, net	1,311	(152)	-	1,159
Equity in subsidiary income	(15,385)	-	15,385	-
Interest expense, net	9,608	551	-	10,159
Reorganization expense	20,419	-	-	20,419

Income (loss) before income taxes	(20,693)	24,973	(15,385)	(11,105)

Income tax expense	224	9,588	-	9,812

Net income (loss)	$(20,917)	$15,385	$(15,385)	$(20,917)

CONSOLIDATING BALANCE SHEETS	September 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
ASSETS
Current assets:
Cash	$1,701	$11,923	$-	$13,624
Accounts receivable, net of allowances	24,561	37,740	-	62,301
Inventories	43,889	24,681	-	68,570
Prepaid expenses	3,811	153	-	3,964

Total current assets	73,962	74,497	-	148,459

Property, plant and equipment, net	76,802	97,042	-	173,844
Goodwill	2,377	5,876	-	8,253
Investment in subsidiaries	94,821	-	(94,821)	-
Other intangible assets, net	2,002	1,005	-	3,007
Other long-term assets	4,113	1,605	-	5,718
Intercompany accounts receivables	51	-	(51)	-
Total assets	$254,128	$180,025	$(94,872)	$339,281

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$5,613	$-	$-	$5,613
Accounts payable	10,434	14,013	-	24,447
Accrued liabilities	19,174	7,964	-	27,138
Accrued income taxes payable	500	18,302	-	18,802
Deferred income taxes	-	247	-	247

Total current liabilities not subject to compromise	35,721	40,526		76,247

Long-term liabilities:
Intercompany accounts payable	-	51	(51)	-
Deferred income taxes	1,879	15,907	-	17,786
Other long-term liabilities	18,488	28,720	-	47,208

Total long-term liabilities not subject to compromise	20,367	44,678	(51)	64,994

Liabilities subject to compromise	366,573	-	-	366,573

Total liabilities	422,661	85,204	(51)	507,814

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(238,050)	85,121	(85,121)	(238,050)
Accumulated other comprehensive income	4,049	5,876	(5,876)	4,049
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(168,533)	94,821	(94,821)	(168,533)
Total liabilities and stockholders’ equity (deficit)	$254,128	$180,025	$(94,872)	$339,281

CONSOLIDATING BALANCE SHEETS
	December 31, 2004
ASSETS	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Current assets:
Cash (overdraft)	$(239)	$1,433	$-	$1,194
Accounts receivable, net of allowances	22,804	38,312	-	61,116
Inventories	44,517	29,133	-	73,650
Prepaid expenses	3,930	409	-	4,339
Intercompany accounts receivables	-	226	(226)	-

Total current assets	71,012	69,513	(226)	140,299

Property, plant and equipment, net	140,193	108,660	-	248,853
Goodwill	2,542	6,625	-	9,167
Investment in subsidiaries	99,453	-	(99,453)	-
Other intangible assets, net	1,581	1,048	-	2,629
Other long-term assets	3,064	1,794	-	4,858
Total assets	$317,845	$187,640	$(99,679)	$405,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit line	$2,628	$-	$-	$2,628
Accounts payable	8,048	16,241	(226)	24,063
Accrued liabilities	13,112	8,157	-	21,269
Accrued income taxes payable	761	14,697	-	15,458
Deferred income taxes	-	279	-	279

Total current liabilities not subject to compromise	24,549	39,374	(226)	63,697

Long-term liabilities:
Deferred income taxes	10,564	17,933	-	28,497
Other long-term liabilities	17,908	30,880	-	48,788

Total long-term liabilities not subject to compromise	28,472	48,813	-	77,285

Liabilities subject to compromise	366,700	-	-	366,700

Total liabilities	419,721	88,187	(226)	507,682

Stockholders’ equity (deficit):
Preferred stock	-	-	-	-
Common stock	7	33	(33)	7
Additional paid-in capital	65,496	3,791	(3,791)	65,496
Accumulated earnings (deficit)	(174,708)	78,318	(78,318)	(174,708)
Accumulated other comprehensive income	7,364	17,311	(17,311)	7,364
Less treasury stock	(35)	-	-	(35)
Total stockholders’ equity (deficit)	(101,876)	99,453	(99,453)	(101,876)
Total liabilities and stockholders’ equity (deficit)	$317,845	$187,640	$(99,679)	$405,806

CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2005
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(63,342)	$14,661	$(14,661)	$(63,342)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,166	4,802	-	14,968
(Gain) loss on disposal of assets	(2,291)	69	-	(2,222)
Equity in subsidiary income Asset impairment	(14,661) 55,884	- -	14,661 -	- 55,884
Deferred income taxes	76	-	-	76
Reorganization expense	12,733	-	-	12,733
Net cash used for reorganization items	(8,382)	-	-	(8,382)
Changes in operating assets and liabilities:
Accounts receivable	(1,757)	(3,966)	-	(5,723)
Inventories	628	1,224	-	1,852
Prepaid expenses	119	221	-	340
Other long-term assets	(1,049)	(14)	-	(1,063)
Accounts payable	2,397	(169)	-	2,228
Accrued liabilities	1,883	770	-	2,653
Accrued income taxes payable	(261)	5,558	-	5,297
Other long-term liabilities	3,686	1,404	-	5,090
Intercompany accounts, net	(19)	19	-	-

Net cash provided by (used in) operating activities	(4,190)	24,579	-	20,389

Cash flows from investing activities:
Additions to property, plant and equipment	(1,903)	(5,493)	-	(7,396)
Increase in other intangible assets	-	(248)	-	(248)
Proceeds from sale of assets	2,610	52	-	2,662

Net cash provided by (used in) investing activities	707	(5,689)	-	(4,982)

Cash flows from financing activities:
Net borrowings under revolving credit line	2,985	-	-	2,985
Repayment of debt	(3,142)	-	-	(3,142)
Dividend, net	7,858	(7,858)	-	-
Debt issuance costs	(1,272)	-	-	(1,272)

Net cash provided by (used in) financing activities	6,429	(7,858)	-	(1,429)

Effect of exchange rate changes in cash	(1,006)	(542)	-	(1,548)

Net increase in cash	1,940	10,490	-	12,430

Cash (overdraft) at beginning of period	(239)	1,433	-	1,194

Cash at end of period	$1,701	$11,923	$-	$13,624

CONSOLIDATING STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated FiberMark, Inc.
Cash flows from operating activities:
Net income (loss)	$(20,917)	$15,385	$(15,385)	$(20,917)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,472	3,762	-	13,234
Amortization of bond discount Gain on disposal of assets	42 (411)	- -	- (71)	42 (482)
Equity in subsidiary income	(15,385)	-	15,385	-
Deferred income taxes	2	-	-	2
Reorganization expense	20,419	-	-	20,419
Net cash used for reorganization items	(8,760)	-	-	(8,760)
Changes in operating assets and liabilities:
Accounts receivable	(6,494)	(5,104)	-	(11,598)
Inventories	(4,940)	(525)	-	(5,465)
Prepaid expenses	(1,345)	(170)	-	(1,515)
Other long-term assets	101	(239)	-	(138)
Accounts payable	5,093	(1,196)	-	3,897
Accrued liabilities	12,579	1,407	-	13,986
Accrued income taxes payable	(425)	(2,115)	-	(2,540)
Other long-term liabilities	(85)	457	-	372

Net cash provided by (used in) operating activities	(11,054)	11,662	(71)	537

Cash flows from investing activities:
Additions to property, plant and equipment Proceeds from sale of assets	(2,448) 1,358	(7,157) -	746 (675)	(8,859 683)

Net cash provided by (used in) investing activities	(1,090)	(7,157)	71	(8,176)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(2,753)	9,529	-	6,776
Repayment of debt	(3,012)	-	-	(3,012)
Net borrowings (repayments) under intercompany notes	8,823	(8,574)	(249)	-
Dividend, net	12,051	(11,503)	(548)	-
Debt issuance costs	(772)	-	-	(772)
Debt issuance costs due to reorganization	(75)	-	-	(75)

Net cash provided by (used in) financing activities	14,262	(10,548)	(797)	2,917

Effect of exchange rate changes in cash	(1,086)	(168)	797	(457)

Net increase (decrease) in cash	1,032	(6,211)	-	(5,179)

Cash (overdraft) at beginning of period	(986)	7,097	-	6,111

Cash at end of period	$46	$886	$-	$932

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004

Overview

In order to help you understand, in appropriate context, the discussion and analysis of our results of operations and financial condition that appear below, this overview section should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report on Form 10-K/A.

Consolidated net sales for the quarter ended September 30 were $107.0 million in 2005 compared with $107.7 million in 2004, a decrease of $0.7 million or 0.6%. Unfavorable foreign exchange rates decreased third-quarter 2005 sales by $0.2 million compared with 2004. Net of currency effects, current year net sales decreased by $0.5 million, or 0.5% versus last year.

A consolidated net loss of $59.6 million in the third quarter of 2005 compared with a net loss of $4.7 million in 2004, an increase of the net loss of $54.9 million. The following factors accounted for most of the change in net loss:

•
Income from operations declined by $58.4 million. Lower gross profit ($1.5 million decline) was partially offset by a $0.9 million decline in SG&A expenses. A restructuring and facility closure charge of $11.4 million was recorded for costs associated with the closure of one facility and a paper machine in another facility, including a $9.3 million non-cash asset impairment charge in accordance with SFAS 144, compared with a $0.2 million reversal in 2004.

•	Also effecting the decline in income from operations were non-cash asset impairment charges of $46.6 million recorded in accordance with SFAS 144.
•
Reorganization expenses related to chapter 11 decreased by $2.4 million to $4.1 million in 2005, from $6.5 million in 2004. The decrease was largely due to lower professional fees, which were partially offset by an increase in employee retention, retirement and severance costs.

Sales from German Operations

Net sales from German operations in the third quarter of 2005 were $50.6 million compared with $47.9 million in the prior-year quarter, an increase of $2.7 million or 5.6%. Excluding the translation effects of a weaker euro, which accounted for a decrease of $0.2 million in sales for the third quarter compared with the prior-year quarter, sales from German operations grew by $2.9 million, or 6.1%. During the quarter, we made continued gains in most of our German businesses due to a combination of market share gains, geographic growth, economic recovery and the growth of key customers. However, our nonwoven wallcovering business continues to be negatively affected by weak economic conditions in Germany and rising competitive pressures, particularly in export markets. In addition, in some markets, the combination of pricing pressure and product mix deflated sales levels, despite the overall gain in sales.

Sales from North American Operations

Third quarter 2005 net sales from North American operations were $56.4 million compared with $59.8 million in the prior-year quarter, a decrease of $3.4 million or 5.7%. Office products and publishing/packaging reported modest declines, while technical specialties experienced larger declines.

Third quarter 2005 sales of publishing and packaging products were $24.6 million compared with $24.9 million, a decline of $0.3 million or 1.2% versus the third quarter of 2004. Publishing sales, which represent the majority of the sales in this product family, were nearly even with 2004 levels. Strong sales in professional and religious publishing and new cover materials were offset by weaker sales in the photo album cover market due to shifts to digital format, order timing effects and market share losses in the Pacific Rim and South America. Our packaging business, experienced lower volume were largely due to the lack of a nonrecurring 2004 project, as well as some market share declines due to low-cost competition from the Pacific Rim.

Sales in office products were $20.1 million in the third quarter of 2005 compared with $20.6 million in the same 2004 period, a decrease of $0.5 million or 2.4% versus the prior year period. Our office products business experienced modest declines in line with market maturity for many of the company’s heavyweight cover materials, offset in part by growth in our customers’ diary and date book product lines and growth in lighter cover materials due to successful new product introductions.

Technical specialties sales were $11.7 million in the third quarter of 2005 compared with $14.3 million in 2004, a decrease of $2.6 million or 18.2%. Stronger sales in printable specialties, building products and scrapbooking were more than offset by weakness in our tape base, art/archival and electrical transformer businesses, some of which was tied to plans to exit businesses due to the planned closure of portions of our New Jersey operations.

Company-wide Data

Gross profit in 2005 was $13.0 million, or 12.1% of sales, compared with $14.5 million, or 13.5% of sales in 2004. The primary factors accounting for the $1.5 million net decrease in gross profit were:
•	Raw material and energy cost increases of $2.4 million, including $1.3 million in higher costs for latex and chemicals, higher energy costs of $0.9 million, and a small increase in pulp costs
•	Additional depreciation expenses of $0.8 million largely due to accelerated depreciation of manufacturing software that will be removed from service by the end of 2005
•	Lower volume, which reduced margins by $0.2 million
•	Price increases and stronger product mix, which increased margins by $0.5 million
•	Manufacturing cost decreases of $1.8 million

Selling, general and administrative expenses were $9.1 million in 2005 compared with $10.0 million in 2004, a decrease of $0.9 million or 9.0%. The reduction was principally due to lower executive fringe benefit costs which were terminated as a result of the chapter 11 filing, the timing of medical claims and lower information technology maintenance costs resulting from contracts that were rejected as part of the chapter 11 reorganization.

Restructuring and facility closure expenses of $11.4 million were recorded in 2005, recognizing costs to reduce capacity by closing one facility as well as a major production line. Expenses included a $9.3 million non-cash asset impairment charge in accordance with SFAS 144 related to the cost reduction initiative approved by the Bankruptcy Court in July 2005. In 2004, previously recorded expenses of $0.2 million were reversed into income.

Gains of $0.3 million on disposal of assets were due to the sale of a warehouse facility in the third quarter of 2005.

Asset impairment charges (non-cash) of $46.6 million were recorded in accordance with SFAS 144.

Foreign exchange transaction gains in 2005 were $0.3 million, compared with a gain of $0.2 million in 2004. These gains arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other income, net, was $0.2 million in 2005 compared with other expense of $0.2 million in 2004. The improvement was primarily due to lower amortization of deferred financing costs.

Interest expense decreased to $0.3 million in 2005 from $0.5 million in 2004, primarily due to the lower outstanding net borrowings during the quarter.

Reorganization expenses related to the chapter 11 proceedings were $4.1 million in 2005 for professional fees and accruals for key employee retention, retirement and severance payments. In 2004 the company recorded reorganization expenses of $6.5 million for similar expenses.

Income taxes were $1.9 million in 2005 and $2.2 million in 2004. Tax expenses relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The net loss in 2005 was $59.6 million, or $8.44 per share, compared with a net loss in 2004 of $4.7 million, or $0.66 per share, for reasons described previously.

Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004

Consolidated net sales for the nine months ended September 30 were $337.3 million in 2005 compared with $331.2 million in 2004, an increase of $6.1 million or 1.8%. Currency translation increased year-to-date 2005 sales by $5.1 million compared with 2004. Net of currency translation, current year net sales increased by $1.0 million, or 0.3% versus last year.

A consolidated net loss of $63.3 million in 2005 compared with a net loss of $20.9 million in 2004. The following factors accounted for most of the $42.4 million increase in net loss:
•
Income from operations declined by $59.7 million, as lower gross profit ($6.0 million decline) was partially offset by $2.2 million in gains on disposal of assets and lower selling, general and administrative expenses ($2.5 million decrease). Restructuring and facility closure expenses, net of reversals in 2004, increased by $11.6 million, including a non-cash asset impairment charge of $9.3 million. Asset impairment charges (non-cash) of $46.6 million were recorded in accordance with SFAS 144.

•	Interest expense decreased by $8.8 million, primarily due to the cessation of interest expense accruals on the senior notes pending the outcome of the bankruptcy process
•
Reorganization expenses related to chapter 11 decreased by $7.7 million to $12.7 million in 2005, from $20.4 million in 2004. The decrease was primarily due to write-offs in 2004, particularly of $10.0 million in deferred financing and bond discount costs, which were partially offset by higher professional fees and employee retention, retirement and severance costs in 2005.

Sales from German Operations

Net sales from German operations in the nine months ended 2005 were $169.2 million compared with $156.1 million in the prior-year period, an increase of $13.1 million or 8.4%. Excluding the translation effects of a stronger euro, which accounted for $5.0 million in sales for the nine-month period in 2005 compared with the prior period, sales from German operations rose by $8.1 million or 5.2%. Gains in nearly all markets, particularly in our filtration and abrasive base businesses, overshadowed declines in our nonwoven wallcovering and coating base businesses.

Sales from North American Operations

Net sales from North American operations in the first nine months of 2005 were $168.2 million compared with $175.1 million in the prior-year period, a decrease of $6.9 million or 3.9%. Sales in office products were unchanged versus the prior-year period, while publishing/packaging and technical specialties reported declines.

Sales of publishing and packaging products were $73.2 million in the first nine months of 2005 compared with $75.4 million in same 2004 period, a decline of $2.2 million or 2.9%. These markets have experienced some market downgrading and share losses in price sensitive geographic regions, particularly in the Pacific Rim, accelerated by production shifts. Largely due to these market trends, publishing sales were weaker than in 2004, despite very strong educational publishing demand (largely driven by the elementary/high school textbook market) during the typical season—the first half of the year. Our packaging business was also negatively impacted by strong 2004 comparisons, particularly in media packaging.

Sales in office products were $58.6 million in the first nine months of 2005 compared with $58.6 million in the same 2004 period, essentially unchanged, primarily due to modest industry improvement, offset by continuing pressures from competitive substitute materials and the market maturity of our paper office supplies segments. We continued to improve our market penetration of the graphic design market, reflecting market and new product development successes.

Technical specialties sales were $36.4 million in 2005 compared with $41.1 million in 2004, a decline of $4.7 million or 11.4%. Sales in most markets for the nine-month period were down, reflecting the maturity of our technical/industrial markets and selected market share declines due to factors such as substitute technology or price increases, and were offset slightly by gains in our printable specialties, building materials product lines and certain new products.

Company-wide Data

Gross profit in 2005 was $47.9 million, or 14.2% of sales, compared with $53.9 million, or 16.3% of sales in 2004. The primary factors accounting for the $6.0 million net decrease in gross profit were:
•	Increased cost of key inputs, including pulp cost increases of $1.3 million, energy increases of $2.3 million, and other raw material increases, especially latices and resins, of $3.5 million
•	Additional depreciation expenses of $2.3 million largely due to accelerated depreciation of manufacturing software that will be removed from service by the end of 2005
•	Inventory effects of $0.8 million to reserve for potentially obsolete inventory
•	Price increases and a stronger product mix, offset by lower volume, increased margins by $3.9 million
•	Foreign currency benefits of $0.8 million due to favorable translation of German and U.K. profits

Selling, general and administrative (SG&A) expenses were $31.5 million in 2005 compared with $34.0 million in 2004, a decrease of $2.5 million or 7.4%. SG&A expenses decreased due to lower executive fringe benefit costs which were terminated as a result of the chapter 11 filing, the timing of medical claims and lower costs for information technology maintenance and professional services.

Restructuring and facility closure expenses of $11.5 million were recorded in 2005, recognizing costs to reduce capacity by closing one facility as well as a major production line. Expenses included a $9.3 million non-cash asset impairment charge in accordance with SFAS 144. In 2004 net restructuring costs of $0.2 million from previous programs were reversed into income.

Gains of $2.2 million on disposal of assets were due to the sales of an idle facility in Rochester, Michigan, in the second quarter of 2005 and a warehouse facility in the third quarter of 2005. There were no asset disposals in 2004.

Asset impairment charges (non-cash) of $46.6 million were recorded in accordance with SFAS 144.

Foreign exchange transaction gains in 2005 were $0.1 million, compared with foreign exchange transaction gains of $0.5 million in 2004. These gains arose upon conversion of dollar-based receivables and payables into euros in the German operating segment.

Other expense, net, was $0.4 million in 2005 compared with $1.2 million in 2004. The reduction was primarily due to lower amortization of deferred financing costs.

Interest expense decreased to $1.4 million in 2005 from $10.2 million in 2004, primarily due to the cessation of interest expense accruals on the senior notes beginning on March 30, 2004, related to the bankruptcy proceedings, and to a lesser extent, lower outstanding net borrowings during 2005.

Reorganization expenses related to the chapter 11 proceedings were $12.7 million in 2005 for professional fees and accruals for key employee retention, retirement and severance payments. In 2004 the company recorded reorganization expenses of $20.4 million for professional fees and accruals for key employee retention, retirement and severance payments as well as the write-off of $1.2 million in unamortized bond discount and $8.8 million of deferred financing costs related to the senior notes.

Income taxes were $9.5 million in 2005 and $9.8 million in 2004. Tax expenses relate to income earned in Germany and the United Kingdom with nominal taxes due from U.S. operations.

The net loss in 2005 was $63.3 million, or $8.96 per share, compared with a net loss in 2004 of $20.9 million, or $2.96 per share, for reasons described previously.

Liquidity and Capital Resources

On March 30, 2004, FiberMark, Inc. and its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See Note 1, Notes to Condensed Consolidated Financial Statements for further information. The chapter 11 proceedings have had material effects on the company’s liquidity including $21.4 million of cash reorganization expenses to date since the filing, which were more than offset by avoided interest payments of approximately $51.2 million that would have been payable under the senior notes in 2004 and 2005.

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

Both the DIP and German credit facilities matured on June 30, 2005, but were extended through the end of 2005, with a subsequent extension to be obtained through January 31, 2006, to accommodate any potential delay in emergence from chapter 11. In the unlikely event of further delay, the company expects to be able to extend these facilities through the balance of the chapter 11 process.

Exit from chapter 11 will occur following confirmation of the company’s plan of reorganization by the Bankruptcy Court and the satisfaction of the conditions precedent to effectiveness contained in the plan. The company cannot guarantee that a plan of reorganization will be confirmed or become effective before the facilities expire on their extended terms. See Note 1, Notes to Condensed Consolidated Financial Statements.

Despite the lack of final confirmation of a plan of reorganization by the Bankruptcy Court, which will follow the voting process now that the Disclosure Statement has received Court approval, the company believes that cash flow from operations, plus existing cash balances and amounts that will be available to us under the credit facilities, will be sufficient to fund our capital requirements, debt service and working capital needs during the remainder of the chapter 11 case. Upon the company’s emergence from chapter 11, we expect our liquidity position to be further strengthened. Under the post-emergence capital structure, interest payments will be substantially lower than pre-chapter 11 levels and lower than the restructuring expenses incurred throughout the chapter 11 process.

The filing of the chapter 11 petitions has relieved the company, for the time being, of the semi-annual interest payment obligation of approximately $17.1 million that would otherwise have been payable in April and October since the March 30, 2004, filing date. Pending the confirmation of a plan of reorganization, no prediction can be made as to the subsequent treatment of these obligations.

Comparison of Cash Flows

The following chart summarizes cash flows by major category in 2005 and 2004 (in thousands):

Net cash provided by (used in):	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Operating activities	$20,389	$537
Investing activities	(4,982)	(8,176)
Financing activities	(1,429)	2,917
Effect of exchange rates on cash	(1,548)	(457)
Net increase (decrease) in cash	$12,430	$(5,179)

Cash provided by operating activities was $20.4 million in 2005 compared to $0.5 million in 2004. Major changes in cash flow included:
•
Net losses in 2005 were $63.3 million compared to $20.9 million in 2004, increasing by $42.4 million. The increase was largely due to an asset impairment charges of $55.9 million offset by lower reorganization expense of $7.7 million and reduced interest expense of $8.8 million, both due to the chapter 11 process.

•
Accounts receivable in the first nine months increased by $5.7 million in 2005 and $11.6 million in 2004 due to seasonally strong third quarter sales in Germany and North America compared with relatively weak fourth quarter sales. Overall accounts receivable quality remains high.

•
Non-cash items also included depreciation and amortization of $15.0 million in 2005 and $13.2 million in 2004, the increase largely due to the accelerated depreciation of manufacturing software that will be removed from service in 2005.

•	Accounts payable decreased by $2.2 million in 2005 mainly due to decreased German spending in December 2004. Accounts payable decreased by $3.9 million in 2004.

Cash used in investing activities was $5.0 million in 2005, $7.4 million for capital expenditures less proceeds of $2.7 million from the sale of assets and a minimal increase in other intangibles. Capital expenditures were $8.9 million less $0.7 million from the sale of assets in 2004.

Cash used in financing activities was $1.4 million in 2005 and cash provided by financing activities was $2.9 million in 2004.

During 2005:
•	Net borrowings under the revolving credit facility were $3.0 million
•	The company repaid $3.1 million of long-term debt
•	Debt issuance costs for credit facilities were $1.3 million

During 2004:
•	Net borrowings under the revolving credit facility were $6.8 million
•	The company repaid $3.0 million of long-term debt
•	Debt issuance costs for credit facilities were $0.8 million

Foreign exchange rates effectively decreased cash in 2005 by $1.5 million and by $0.5 million in 2004.

Our capital expenditure budget for 2005 is approximately $23.3 million. For the first nine months of 2005, capital expenditures were $7.4 million. Based on these expenditure levels and the delayed implementation of an anticipated German capacity expansion, we do not expect spending to approach budgeted levels.

Contractual Obligations

The following table lists our contractual obligations due by period with initial or remaining terms in excess of one year at September 30, 2005 (in millions):

	2005	(1)	2006-2008	2009-2011	Thereafter	Total
Long-term debt (2)	$0.8		$104.9	$230.0	$-	$335.7
Letters of credit	9.8		-	-	-	9.8
Operating leases	0.6		2.7	0.1	0.1	3.5
Sale-leaseback (2)	1.2		-	-	-	1.2
Forward purchase contracts	0.5		-	-	-	0.5
Benefit plan obligations (3)	0.6		9.0	11.0	11.6	32.2
	$13.5		$116.6	$241.1	$11.7	$382.9

(1) October 1 through December 31, 2005
(2) Obligations exclude interest costs.
(3) Related benefit plan obligations at September 30, 2005, were $46.9 million.

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

Long-term Debt

As of September 30, 2005, we had outstanding $100.0 million of senior non-amortizing notes, which mature on October 15, 2006, and carry a fixed interest rate of 9.375%. Also outstanding at September 30, 2005, were $230.0 million of non-amortizing senior notes, which mature on April 15, 2011, and were issued at a discounted price of $228.3 million and carry a fixed interest rate of 10.75%. In connection with the chapter 11 filing, the company wrote-off the remaining $1.2 million unamortized portion of the discount.

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

The following chart identifies our unused borrowing capacity under our new revolving credit facilities as of September 30, 2005 (in millions):

	North America*	Germany	Combined
Borrowing base	$23.7	$40.0	$63.7
Less: reserves against availability	(4.6)	-	(4.6)
Net availability	19.1	40.0	59.1
Less: outstanding borrowings	(5.6)	-	(5.6)
letters of credit	(9.8)	-	(9.8)
Unused borrowing capacity	$3.7	$40.0	$43.7

* The maximum North America borrowing base is $30.0 million; however, as of September 30, 2005, the borrowing base was $23.7 million due to working capital and plant, property and equipment balances that comprise the borrowing base.

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

On September 30, 2005, $1.0 million is outstanding under a term loan secured by machinery at our Quakertown, Pennsylvania, facility. This loan bears interest at LIBOR plus 2.0% and is repayable in monthly installments through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on May 28, 2004.

On September 30, 2005, $4.7 million is outstanding on a term loan secured by papermaking machinery at our Warren Glen, New Jersey, facility. The interest rate on this loan ranges from 8.94% to 8.95% with the balance amortizing through 2007. The Debtors have made post-filing adequate protection payments on this loan under an order entered by the Bankruptcy Court on July 1, 2004.

In the fourth quarter of 2002, we entered into a sale-leaseback agreement involving our Lowville, New York, facility. Under the sale-leaseback agreement, FiberMark paid $1.1 million, representing 20% of the project cost in January 2003, and is obligated to make 24 monthly payments of $100,000 plus interest at 4.6% on the outstanding principal, followed by a balloon payment of approximately $2.0 million due on January 31, 2005. FiberMark has continued to make monthly payments while in chapter 11 and has proposed in its Amended Plan of Reorganization that monthly payments replace the balloon payment that would otherwise be due upon emergence. At September 30, 2005, the balance outstanding on the capital lease was $1.2 million. The Debtors have made post-filing adequate protection payments on this sale-leaseback obligation under an order entered by the Bankruptcy Court on July 1, 2004.

The amended and restated German facility requires that the company maintain a specified EBITDA level. The company was in violation of this covenant at September 30, 2005, but has obtained a waiver of default from the lender. All covenants associated with the DIP facility were in compliance as of September 30, 2005.

The term loan agreement secured by machinery at the Warren Glen, New Jersey, facility requires the company to maintain a specified level of tangible net worth. Since December 31, 2002, the company has been in violation of this covenant but has obtained a permanent waiver of default from the lender.

In accordance with SOP 90-7, the company has reclassified its long-term debt and sale-leaseback liabilities of $336.9 million to liabilities subject to compromise at September 30, 2005.

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

Impairment of Goodwill and Other Long-Lived Assets
Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. Facility closures and the sale of technology and our operating results are events that have triggered such impairment reviews in the past. Property, plant and equipment to be disposed of as a result of facility closures are reported at the lower of the carrying amount or fair value less cost to sell. Generally, the company bases its estimates on historical patterns, influenced by judgments about current market conditions. Goodwill and other intangibles are assessed for impairment at least annually in accordance with SFAS 142. During the third quarter of 2005, the company began implementing a strategic cost reduction initiative involving facility closures as well as operational cost reductions. This event triggered an impairment review of all long-lived assets in the company’s U.S. operations. In accordance with SFAS 144, we determined that the lowest level asset group for which identifiable cash flows were available consisted of the long-lived assets of the combined U.S. operations. Our analysis indicated that the sum of the estimated undiscounted cash flows over the estimated life of the primary assets were less than the carrying value, which resulted in the need to perform a fair market valuation. As a result, we engaged an independent valuation firm to perform a fair market valuation of all tangible fixed assets in the U.S. The valuation firm, using a market value approach, considered factors such as physical and functional obsolescence in determining fair market values.

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

The company accounts for restructuring and facility closure costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The pronouncement requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. On July 20, 2005, the Bankruptcy Court approved the company’s plan to consolidate its New Jersey operations. The company has recorded restructuring and facility closure expenses associated with this plan in accordance with SFAS 146 and SFAS 144 for the three and nine month periods ended September 30, 2005. See note 10 to the condensed consolidated financial statements. No exit or disposal activities occurred during the three and nine month periods ended September 30, 2004.

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

To date, the chapter 11 process has faced a number of challenges and delays. A summary of the proceedings to date is found in Footnote 1. Such challenges could continue or new challenges could arise that could affect the company’s emergence timing and plans.

Financial Position

Our substantial level of indebtedness could adversely affect our financial condition.

As of September 30, 2005, we had approximately $342.5 million of indebtedness, including our outstanding 10.75% Senior Subordinated Notes Due 2011 “2001 notes”, our revolving credit facilities and the indenture for our outstanding 9.375% Series B Senior Notes due 2006 “1996 notes”.

Until confirmed and implemented, we cannot be sure to what extent a new plan of reorganization in our bankruptcy proceedings will succeed in reducing our indebtedness and improving our debt-to-equity and EBITDA-to-debt service ratios. While the Plan filed and expected to be confirmed calls for indebtedness of approximately $108.0 million, including accrued reorganization expense, a continuing high level of indebtedness could have important consequences, which might include the following: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; reduce the funds available to us for other purposes such as capital expenditures; create a competitive disadvantage, to the extent that our indebtedness exceeds the level of some competitors, and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; increase our vulnerability to economic downturns and adverse developments in our business; incur restrictions that limit our ability and the ability of our subsidiaries, among other things, to incur additional indebtedness or liens; pay dividends or make other distributions; repurchase our common stock; make investments; sell assets; enter into agreements restricting our subsidiaries' ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets.

Assuming that a new plan of reorganization is confirmed and implemented, we expect to obtain funds to service our remaining debt over time primarily from our operations and from borrowings under an exit facility that will replace the DIP Facility. We cannot be certain that our cash flow will be sufficient to allow us to pay such debt service. If we do not have sufficient cash flow, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or restructure our debts with our creditors. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could have a significant adverse affect on our ability to make required payments.

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

Fluctuations in the costs and availability of energy could harm our business.

Our energy sources are all subject to pricing variability and potentially, supply disruptions, including our primary energy source, natural gas, and to a lesser degree, fuel oil, a key secondary energy source and electricity. Pricing variability presents risks to our gross profit margin because we may not be able to pass along price increases to our customers. Supply disruptions, although unlikely, could have a material short-term impact on our ability to produce, ship and generate revenues. To the extent that we employ third party contracts to manage our natural gas and electric power needs, or use financial swaps for natural gas (albeit on a limited basis), we could risk making purchases at above market prices.

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

Interest Rate Risk

While the majority of our debt is fixed-rate, we are exposed to interest rate fluctuations due to balances outstanding on our credit facilities, which have variable interest rates based on various domestic and European interest rate benchmarks such as LIBOR, the Prime Rate, and Euribor. Based on the September 30, 2005, outstanding borrowing under the credit facility of $5.6 million, the impact of a 1% increase in the interest rates would be less than $0.1 million and immaterial to our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FiberMark has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to FiberMark and its subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). These officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and such officers necessarily apply their judgment in evaluating the company’s disclosure controls and procedures. Based on this evaluation as of September 30, 2005, our chief executive officer and our chief financial officer concluded that our internal controls and procedures were effective at the reasonable assurance level, except as described below.

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

The evaluation of internal controls is subjective and involves judgment. We believe the areas in our internal control cited by KPMG LLP with respect to the review and analysis process and accounting for foreign currency transactions that required improvements as of that time have since been substantially corrected. Significant improvements were made during 2004 and are continuing in 2005 in internal controls over financial reporting, including processes related to account reconciliations, account analysis, supporting documentation and technical accounting issues. During the nine months ended September 30, 2005, the company took measures to correct these material weaknesses including enhancement of financial systems and resources to provide more timely financial information and analysis. Additionally, the company has implemented monthly analysis and accounting for foreign currency transactions.

There were no significant changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) or in other factors that could materially affect, or reasonably likely to materially affect, such control during the third quarter of 2005, other than those measures outlined above. The company believes that these measures, which were instituted during 2004 and 2005, along with additional controls it continues to implement, are reasonably likely to have a positive impact on its internal control over financial statement preparation and foreign currency transactions in future periods.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2005
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiberMark, Inc.

Date: November 14, 2005	By:	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer dated November 14, 2005 pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Rules 12a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FiberMark, Inc. (the “company”) on Form 10-Q for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alex Kwader, chairman and chief executive officer of the company, and I, John E. Hanley, vice president and chief financial officer of the company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to (Section Mark) 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: November 14, 2005	/s/ Alex Kwader

Alex Kwader Chairman and Chief Executive Officer

Date: November 14, 2005	/s/ John E. Hanley

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	/s/ Alex Kwader

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	/s/ John E. Hanley

John E. Hanley Vice President and Chief Financial Officer (Principal Financial Officer)